Form 10-Q/A
period 2014-06-30
Superior Drilling Products, Inc.
filed 2014-09-12
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q / A

Amendment No. 1

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

There were 17,291,646 shares of common stock, $0.001 par value, issued and outstanding as of September 12, 2014.

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend our Quarterly Report on Form 10-Q for the period ended June 30, 2014, originally filed with the Securities and Exchange Commission on August 14, 2014. The purpose of this Amendment is to furnish Exhibit 101 to our Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report contains the Extensible Business Reporting Language (XBRL) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections. No other changes have been made to the originally filed Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits

The exhibits listed below are filed as part of this report:

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier. (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2014)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion. (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2014)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier and Christopher D. Cashion. (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2014)

101.INS	XBRL Instance

101.XSD	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR DRILLING PRODUCTS, INC.

Date: September 12, 2014

By: /s/ G. Troy Meier
G. Troy Meier, Chief Executive Officer (Principal Executive Officer)

By: /s/ Christopher D. Cashion
Christopher D. Cashion, Chief Financial Officer (Principal Financial Officer)