Form 10-Q
period 2014-09-30
Superior Drilling Products, Inc.
filed 2014-11-14
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Yes ☒             No ☐

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

Yes ☐             No ☒

There were 17,291,646 shares of common stock, $0.001 par value, issued and outstanding as of November 14, 2014.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Drilling Products, Inc.

Consolidated Condensed Balance Sheets

(Unaudited)

ASSETS	September 30, 2014	December 31, 2013
Current assets
Cash	$5,961,705	$11,256
Accounts receivable	4,259,777	2,978,666
Prepaid expenses	212,666	182,530
Inventory	1,128,560	96,028
Other current assets	144,756	61,038
Total current assets	11,707,464	3,329,518
Property, plant and equipment, net	15,357,149	15,048,871
Real estate investments	-	2,187,926
Intangible assets, net	14,084,444	-
Goodwill	7,802,903	-
Note receivable	8,296,717	-
Other assets	465,603	194,935
Total assets	$57,714,280	$20,761,250
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$811,263	$445,947
Accrued expenses	1,924,693	277,579
Income tax payable	1,607	-
Payable to Founders	1,860,290	-
Current deferred tax liability	16,612	-
Current portion of capital lease obligation	283,805	258,235
Current portion of guaranteed debt obligation	-	4,395,637
Current portion of long-term debt	10,105,601	3,316,578
Total current liabilities	15,003,871	8,693,976
Deferred tax liability	534,004	-
Other liabilities	7,500	-
Capital lease obligation, less current portion	654,834	871,252
Long-term debt, less current portion	11,420,030	10,939,216
Total liabilities	27,620,239	20,504,444
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 17,291,646 and 1,000 shares outstanding, respectively	17,292	1
Additional paid-in-capital	30,693,542	256,806
Stock subscription receivable	-	(1)
Retained deficit	(616,793)	-
Total stockholders' equity	30,094,041	256,806
Total liabilities and stockholders' equity	$57,714,280	$20,761,250

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2014	2013	2014	2013

Revenue	$5,750,739	$2,999,634	$13,949,883	$8,797,250

Operating costs and expenses
Cost of revenue	1,804,872	781,659	4,401,417	3,232,879
Selling, general and administrative	3,145,149	819,706	5,725,178	1,877,006
Depreciation and amortization	1,166,682	356,257	2,133,405	824,310

Total operating expenses	6,116,703	1,957,622	12,260,000	5,934,195

Operating income (loss)	(365,964)	1,042,012	1,689,883	2,863,055

Other income (expense)

Interest income	75,242	-	98,314	-
Interest expense	(696,686)	(401,801)	(1,663,464)	(765,285)
Other income	101,348	129,080	286,001	273,208
Loss on disposition of assets	(297,470)	(52,704)	(284,176)	(54,204)
Change in guaranteed debt	-	(172,201)	(45,834)	(258,302)
Total other expense	(817,566)	(497,626)	(1,609,159)	(804,583)

Income (loss) before income taxes	(1,183,530)	544,386	80,724	2,058,472
Income tax (credit) expense	(525,822)	-	552,223	-

Net income (loss)	$(657,708)	$544,386	$(471,499)	$2,058,472

Basic loss per common share	$(0.04)	N/A *	$(0.04)	N/A *
Basic and dilutive weighted average common shares outstanding	17,291,646	-	12,665,122	-

*	Information is not comparable for the three and nine months ended September 30, 2013 as a result of the Reorganization of the Company on May 22, 2014.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Consolidated Condensed Statements Of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$(471,499)	$2,058,472
Adjustments to reconcile net income (loss) to net cash provided in operating activities:
Depreciation and amortization expense	2,133,405	824,310
Amortization of debt discount	322,723	-
Deferred tax benefit	550,616	-
Change in guaranteed debt	45,837	258,302
Loss on disposition of assets	284,176	54,205
Changes in operating assets and liabilities:
Accounts receivable	(1,281,111)	(1,428,998)
Inventory	(532,842)	-
Prepaid expenses and other current assets	(104,854)	(52,091)
Other assets	(262,515)	21,376
Accounts payable and accrued expenses	2,014,039	280,949
Other liabilities	7,500	-
Net Cash Provided by Operating Activities	2,705,475	2,016,525

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(851,122)	(158,434)
Proceeds from sale of fixed assets	-	26,641
Note receivable to Tronco	(8,296,717)	-
Purchase of Hard Rock assets	(12,500,000)	-
Net Cash Used in Investing Activities	(21,647,839)	(131,793)

Cash Flows From Financing Activities
Principal payments on debt	(2,333,613)	(457,845)
Principal payments on capital lease obligations	(190,848)	(168,309)
Proceeds received from borrowings on debt	2,000,000	227,720
Proceeds received from issuance of common stock	31,050,000	-
Principal payments on long-term debt–related party	-	(53,925)
Initial Public Offering costs	(3,578,865)	-
Capital contributions	-	673,629
Capital distributions	(2,053,861)	(2,138,049)
Net Cash Provided (Used) in Financing Activities	24,892,813	(1,916,779)

Net Increase (decrease) in Cash	5,950,449	(32,047)
Cash at Beginning of Period	11,256	70,188
Cash at End of Period	$5,961,705	$38,141
Supplemental information:
Cash paid for Interest	$1,225,277	$749,682

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

September 30, 2014

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Superior Drilling Products, Inc. (the “Company”, “we”, “our” or “us”) is a drilling tool technology company. We manufacture, repair, sell and rent drilling tools. All of the drilling tools that we rent are manufactured by us. Our customers are engaged in the domestic and international exploration and production of oil and natural gas. We were incorporated on December 10, 2013 under the name SD Company, Inc. in order to facilitate (a) the reorganization of the entities that are now our consolidated subsidiaries (see Note 2) and (b) the subsequent acquisition of Hard Rock Solutions, LLC (see Note 3). We changed our name from SD Company Inc. to Superior Drilling Products, Inc. on May 22, 2014 in conjunction with closing of that reorganization. Our headquarters and principal manufacturing operations are located in Vernal, Utah.

Basis of Presentation

The accompanying condensed and consolidated financial statements of the Company include the accounts of the Company, and of its wholly-owned subsidiaries (a) Superior Drilling Solutions, LLC (previously known as Superior Drilling Products, LLC), a Utah limited liability company (“SDS”), together with its wholly owned subsidiary, Superior Drilling Products of California, LLC, a California limited liability company (“SDPC”), (b) Superior Design and Fabrication, LLC, a Utah limited liability company (“SDF”), (c) Extreme Technologies, LLC, a Utah limited liability company (“ET”), (d) Meier Property Series, LLC, a Utah limited liability company (“MPS”), (e) Meier Leasing, LLC, a Utah limited liability company (“ML”), (f) Hard Rock Solutions, LLC, a Utah limited liability company (“Hard Rock”) and (g) Superior Drilling Products of California, LLC a Utah limited liability company (“SDPCA”). These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and all significant intercompany accounts have been eliminated in combination.

As a company with less than $1.0 billion in revenue during its last fiscal year, we qualify as an emerging growth company as defined in the recently enacted Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of exemptions from various reporting requirements applicable to other public companies that are not an “emerging growth company.”

Unaudited Interim Financial Information

These interim consolidated condensed financial statements as of September 30, 2014, for the three and nine month periods ended September 30, 2014 and 2013, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations expected for the year ended December 31, 2014. These interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2013 and 2012 and the notes thereto, which were included in the Company’s definitive prospectus for its initial public offering (the “Offering”), which was filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2014.

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted gain per share is calculated to give effect to potentially issuable common shares, which include stock warrants. As of September 30, 2014, the Company had warrants exercisable for 714,286 shares of common stock at $4.00 per share. These warrants have a 4 year term expiring in February 2018. These warrants were anti-dilutive for the three and nine months ended September 30, 2014.

Rental Income

Hard Rock operates as a rental tool company that rents reamer equipment (tools) for use by customers engaged in the oil and gas business. While the duration of the rents vary by job and number of runs, these rents are generally less than one month. The rental agreements do not have any minimum rental payments or term. Revenue is recognized upon completion of the job. The tools are currently rented primarily to entities operating in North Dakota, Wyoming, Texas, Montana, Oklahoma, Utah, New Mexico and Colorado.

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

Share-Based Compensation

The Company follows ASC 718, Compensation- Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards, including restricted stock units, based on estimated grant date fair values. Restricted stock units are valued using the market price of our common shares on the date of grant. The Company records compensation expense, net of estimated forfeitures, over the requisite service period.

Recently Enacted Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" (“ASU 2014-12”), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, and with early adoption is permitted. The Company is evaluating the potential impacts of the new standard on its existing stock-based compensation plans.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which they are expected to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, and early application is not permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" (“ASU 2014-08”), which amends the definition of a discontinued operation by raising the threshold for a disposal to qualify as discontinued operations. ASU 2014-08 will also require entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The pronouncement is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) of components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The Company is currently evaluating this guidance and does not expect that adoption will have a material effect on its consolidated financial statements.

NOTE 2. CORPORATE REORGANIZATION

On December 10, 2013, the date the Company was incorporated, a stock subscription was received by us for 1,000 shares of our common stock from Meier Family Holdings, LLC and Meier Management Company (collectively, the “Founders”).

On May 22, 2014, we closed the reorganization of SDS, SDPC, SDF, ET, MPS, SDPCA, and ML into wholly-owned subsidiaries of the Company under the terms of an agreement and plan of reorganization, dated December 15, 2013 (the “Reorganization”). In exchange for their ownership interest in those entities, the Founders received 8,813,860 shares of our common stock, in addition to the initial 1,000 shares of our common stock. Each of the subsidiaries is considered to be the historical accounting predecessor for financial statement reporting purposes. See Note 12 for further discussion of the income tax impact of Reorganization.

On May 29, 2014, the Company completed its initial public offering of common stock pursuant to a registration statement on Form S-1 (File 333-195085), as amended and declared effective by the SEC on May 22, 2014 (the “Offering”). Pursuant to the registration statement, the Company registered the offer and sale of 7,762,500 shares of common stock, which included 1,012,500 shares of common stock pursuant to an option granted to the underwriters to cover over-allotments. The Company’s sale of the shares in the Offering closed on May 29, 2014.

The gross proceeds of the Offering, based on the public offering price of $4.00 per share, were approximately $31.05 million. After subtracting underwriting discounts and commissions of $2.4 million, the Company received net proceeds of approximately $28.7 million from the Offering. The Company used $12.5 million of the net proceeds to acquire Hard Rock (See Note 4).

The Naples property loan was used by a now-defunct limited liability company in which Troy Meier was an investor to purchase approximately 11 unimproved acres in Naples, Utah for a now-terminated property development venture. When the venture failed, the Company took title to the property and assumed this loan. This loan was secured by the purchased property. The raw land loan was used to purchase approximately 47 unimproved acres in Vernal, Utah that is contiguous to the Meier’s residence for approximately $0.7 million. This loan was secured by the purchased property. Prior to closing the Offering, the Naples property loan and the raw land loan totaling $1.7 million and $0.7 million, respectively, were distributed to the Founders. The land being held as collateral under the Naples property loan and the raw land loan were also distributed at historical cost totaling approximately $2.1 million.

Upon closing of the Offering, the Company issued notes to the Founders, in the amounts of $1,280,000 and $720,000, respectively, as additional consideration for the Reorganization. The obligations are required to be paid by the Company on or before January 2, 2015. Until repayment, the obligation accrues interest at the Prime rate of JPMorgan Chase Bank plus 0.25%. As of September 30, 2014 the JP Morgan prime rate was 3.25%. The Company has made payments on these notes in the aggregate of $150,000, which includes principle payment of approximately $148,000 in aggregate, as of September 30, 2014.

Upon closing of the Offering, the Company’s $2 million Bridge Loan automatically converted into 714,286 shares of our common stock, and a four-year warrant to purchase an equivalent number of shares of our common stock at $4.00 per share (see also Note 7). The conversion feature and detachable warrants qualified as a derivative liability at inception and recorded at a fair value of $1.9 million. Upon conversion, the detachable warrant was recognized in additional paid in capital at a fair value of $1.1 million. Fair value was determined using a Black-Scholes option model with level 3 fair value inputs as follows:

Strike price per share	$4.00
Market price per share	$4.00
Volatility	47.3%
Term	4 years
Risk-free rate	0.69%

NOTE 3. LIQUITY AND CAPITAL RESOURCES

Management believes that through current and planned operations the Company should be able to meet all of its debt payment and requirements. In the event we are not able to meet these obligations, we may need to raise additional capital through equity and debt financings to support our operations and for our corporate general and administrative expenses. Although as a public company we now have access to the public markets for capital raises, we cannot provide any assurances that financing will be available to us in the future on acceptable terms or at all. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements.

NOTE 4. HARD ROCK ACQUISITION

Immediately upon closing the Offering, the Company used a portion of the Offering proceeds to fund the purchase of all the interests of Hard Rock from its parent entity, Hard Rock Solutions, Inc. (“HR”) under the terms of a membership interest purchase agreement dated January 28, 2014 (the “Hard Rock Acquisition”). Closing of the Hard Rock Acquisition occurred on May 29, 2014.

Hard Rock operates as a rental tool company of reamer equipment (tools) for oil and gas companies. While the duration of the rents varies by job, these rents are generally less than one month. The tools are rented primarily to entities operating in North Dakota, Wyoming, Texas, Montana, Oklahoma, Utah, New Mexico and Colorado. Before our acquisition of Hard Rock, we received revenue from HR for manufacturing and repairing the reamers, and the reamer royalty income upon rental of the tool.

The Hard Rock Acquisition has been treated as a business acquisition since the Company acquired substantially all of the operating assets of HR. The majority of the purchase price was assigned to intangible assets, which consist of developed technology, customer contracts and relationships, trade names and trademarks and goodwill. The intangible assets will be amortized over the following lives:

Intangible Assets	Live
Developed	7 Years
Customer contracts and	5 Years
Trade names and	9 Years

Consideration consisted of $12.5 million paid at closing of the Offering and a $12.5 million seller’s note (the “Hard Rock Note”). The fair value of the Hard Rock Note was determined to be $11,144,000 which is less than the face value due to a below-market interest rate based on the JP Morgan Chase Bank, N.A. annual prime rate, or 3.25% per annum as of September 30, 2014. Fair value was estimated based on the present value of future cash flows at a market-assumed rate. The fair value of the assets acquired and the Hard Rock Notes are as follows:

Estimated fair value of assets acquired:
Rental	$832,097
Prepaid expenses	9,000
Fixed assets and equipment	100,000
Intangible assets:
Developed technology	7,000,000
Customer contracts and relationships	6,400,000
Trade names and trademarks.	1,500,000
Goodwill	7,802,903
Total intangible assets	23,644,000
Consideration paid and liabilities assumed:
Cash paid at closing	12,500,000
Note payable	12,500,000
Discount on note payable	(1,356,000)
$23,644,000

During the quarter ending September 30, 2014, the Company reviewed the Hard Rock rental tool inventory and determined that many of the tools purchased would need to be scrapped due to the tools not meeting our quality control requirements, and thus the Company removed them from their inventory. It has further been determined that these tools should not have been included in the purchase price, but the value should have been included as part of goodwill. We have retroactively decreased the rental tool fair value estimate from $1,540,000, to $832,097 and increased goodwill from $7,095,000 to $7,802,903 as of the acquisition date. The Company had also depreciated these tools, thus in the financials we have reduced depreciation expense in the amount of $78,656.

Acquisition Related Costs

Acquisition-related transaction costs consisted of various advisory, legal, accounting, valuation and professionals or consulting fees totaling $646,306, for the nine month period ended September 30, 2014. These cost were expensed as incurred and included in general administrative expense on our consolidated condensed statement of operations.

Supplemental Pro Forma Results

Hard Rock’s results of operations have been included in our financial statements for periods subsequent to May 29, 2014, the effective date of the Hard Rock Acquisition. Hard Rock contributed revenues of $3 million to the Company for the period from the closing of the Hard Rock Acquisition (May 29, 2014) through September 30, 2014.

The following unaudited supplemental pro forma results present consolidated information for the nine months ended September 30, 2014 as if the Hard Rock Acquisition had been completed on January 1, 2013. The supplemental pro forma results have been calculated after applying our accounting policies and include, among others, (i) the amortization associated with the fair value of the acquired intangible assets, (ii) interest expense associated with the term loan issued to fund the Hard Rock Acquisition and (iii) the impact of certain fair value adjustments such as a the debt discount. The supplemental pro forma results do not include any potential synergies, non-recurring charges which result directly from the Hard Rock Acquisition, cost savings or other expected benefits of the Hard Rock Acquisition. The supplemental pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place at the beginning of the period presented and should not be taken as representative of our future consolidated results of operations. We have not concluded our integration work. Accordingly, this supplemental pro forma information does not include all costs related to the integration nor the benefits we expect to realize from operating synergies.

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

Revenue	$15,318,614	$11,741,218
Net income	$564,375	$4,107,058

NOTE 5. INVENTORY

Inventory is comprised of the following:

	September 30, 2014	December 31, 2013
Raw material	$1,033,524	$53,350
Work in progress	23,524	42,678
Finished goods	71,512	-
	$1,128,560	$96,028-

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	September 30, 2014	December 31, 2013
Land	$2,511,802	$2,511,802
Buildings	6,234,675	6,109,351
Buildings – Superior Auto Body	2,213,729	2,213,729
Leasehold improvements	461,566	571,193
Machinery and equipment	4,388,827	3,456,442
Machinery under capital lease	2,322,340	2,322,340
Furniture and fixtures	449,360	239,378
Transportation assets	999,485	986,445
	19,581,784	18,410,680
Accumulated depreciation	(4,224,635)	(3,361,809)
	$15,357,149	$15,048,871

Depreciation expense related to property, plant and equipment for the three and nine months ended September 30, 2014 was $552,765 and $1,314,850, respectively.

NOTE 7. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	September 30, 2014	December 31, 2013
Developed technology	$7,000,000	$-
Customer contracts	6,400,000	-
Trademarks	1,500,000	-
	14,900,000	-
Accumulated amortization	(815,556)	-
	$14,084,444	$-

Amortization expense related to intangible assets for the three and nine months ended September 30, 2014 was $611,667 and $815,556, respectively.

These intangible assets will be amortized over their expected useful lives using the straight-line method. As of September 30, 2014, the Company will recognize the following amortization expense for the respective periods ending December 31 noted below:

2014	$611,667
2015	2,446,667
2016	2,446,667
2017	2,446,667
2018	2,446,667
Thereafter	3,686,109
Total	$14,084,444

NOTE 8. LONG-TERM DEBT

Long-term debt is comprised of the following:

	September 30, 2014	December 31, 2013
Real estate loans	$7,985,456	$10,370,508
Hard Rock Note (net of $1,054,667 discount)	11,445,333	-
EB-5 business loans	439,460	1,797,178
Machinery loans	1,056,402	1,496,710
Transportation loans	598,980	591,398
	21,525,631	14,255,794
Current portion of long-term debt .	(10,105,601)	(3,316,578)
	$11,420,030	$10,939,216

The Hard Rock purchase price was $25 million, consisting of $12.5 million paid in cash at closing out of the proceeds of Offering, and the “Hard Rock Note”. The Hard Rock Note accrues interest at the JP Morgan Chase Bank, N.A. annual prime rate. Under the terms of the Hard Rock Note, we will pay two annual principal installments of $5 million plus accrued interest on May 30, 2015 and 2016 and one final payment of $2.5 million plus interest on May 30, 2017. The Hard Rock Note is secured by all of the patents, patents pending, other patent rights, and trademarks transferred to Hard Rock by HR in the closing of the Hard Rock Acquisition. At issuance, the fair value of the Hard Rock Note was determined to be $11,144,000, which is less than the face value due to a below-market interest rate. The resulting discount will be amortized to interest expense using the effective interest method.

On February 24, 2014, we closed a $2 million bridge loan with a private lender (the “Bridge Loan”). Effective as of closing of the Offering, the Bridge Loan automatically converted into 714,286 shares of our restricted common stock, and a four-year warrant to purchase an equivalent number of shares of our common stock at $4.00 per share. As the result of that conversion, the Bridge Loan is deemed paid in full.

On August 1, 2014, the Company paid off two notes in association with its Bakersfield, California location under the EB-5 program to the United States Employment Development Lending Center. The total amount paid was $1,346,597.

NOTE 9. NOTE RECEIVABLE

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco Energy Corporation (“Tronco”), a party related to us through common control, in order to take over the legal position as Tronco’s senior secured lender. That agreement provided that, upon our full repayment of the Tronco loan from the proceeds of the Offering, the lender would assign to us all of its rights under the Tronco loan, including all of the collateral documents. On May 30, 2014, we closed our purchase of the Tronco loan for a total payoff of $8.3 million, including principal, interest, and early termination fees. As a result of that purchase, we became Tronco’s senior secured lender, and as a result are entitled to receive all proceeds from sales of the Tronco-owned collateral, as discussed below.

As the result of our purchase of the Tronco loan, we have the direct legal right to enforce the collateral and guaranty agreements entered into in connection with the Tronco loan and to collect Tronco’s collateral sales proceeds, in order to recover the loan purchase amount. The Tronco loan continues to be secured by the first position liens on all of Tronco assets, as well as by the guarantees of Troy and Annette Meiers (the “Meier Guaranties”), which are directly payable to and legally enforceable by us. In addition, the Meiers have provided us with stock pledges in which they pledge all of their shares of our common stock held by their family entities (the ‘‘Meier Stock Pledge’’), as collateral for the Meiers’ guaranties until full repayment of Tronco loan. The certificates representing the 8,814,860 pledged shares are being held in third-party escrow until full repayment of the Tronco loan. The pledged shares will be tradable in the public market 180 days after the closing of the Offering, subject to insider timing requirements and volume limitations under Rule 144 of the Securities Act, and required periodic black-out periods. At a $6.28 per share price at closing of the NYSE MKT on September 30, 2014, the pledged shares would currently have a market value of over $50 million, significantly more than the amount necessary to repay the Tronco loan, even if no Tronco assets were sold.

Based on the combined collateral value of the Tronco assets and of the Meier Stock Pledge, we have determined that there is no risk of loss to us in connection with Tronco loan. Accordingly, we have eliminated the guarantee liability and recorded the entire net realizable value of the Tronco loan totaling $8,296,717 as an asset in the balance sheet for the period ended September 30, 2014.

Previously, the Tronco loan had been scheduled to mature in January 2014. On December 18, 2013, it was amended to extend the maturity date to June 30, 2014, in exchange for a one-time payment of $68,881. The maturity date was further extendable, at Tronco’s election, for three additional six month periods upon payment of additional extension fees. On June 29, 2014, the independent members of our Board of Directors approved an extension of the June 30, 2014 payment date to July 31, 2014, to permit consideration of a loan restructuring to be approved by our independent Board members under terms no less favorable to us than could be negotiated with a third party at ‘‘arm’s length’’. Any renewal will continue to be secured by the Meier Guaranties and the Meier Stock Pledge.

During July 2014, the Board of Directors agreed to restructure the Tronco loan effective May 29, 2014. As part of this restructuring the interest rate was decreased to the prime rate of JPMorgan Chase Bank plus 0.25%, which was 3.25% as of September 30, 2014. The payment requirements and schedule were also changed with the restructuring. Only interest is due on December 31, 2014 and, a balloon payment of all unpaid interest and principal is due in full at maturity on December 31, 2015. Consideration for the restructuring of the Tronco loan included the fact that the Meier’s provided their 8,814,860 shares of common stock in the Company as collateral.

NOTE 10. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. We are not currently involved in any litigation which management believes could have a material effect on our financial position or results of operations, except as follows:

In October 2013, Del-Rio Resources, Inc. (“Del-Rio”) filed suit, on its own behalf and derivatively on behalf of Philco Exploration, LLC (“Philco”), against the following co-defendants (a) Tronco Ohio, LLC and Tronco , (b) the lender on the Tronco loan, ACF Property Management, Inc. (p.k.a. Fortuna Asset Management, LLC, ) (“ACF”), (c) Troy and Annette Meiers personally, and several of their family trusts, (d) Meier Family Holding Company, LLC and Meier Management Company, LLC, and (e) SDS and MPS. That suit is currently pending in the Eighth Judicial District Court, Uintah County, Utah under Cause #130800125.

Tronco and Del-Rio are the sole owners and managers of Philco. Philco served as the exploration operator. Part of the collateral for the Tronco loan is Philco’s mineral leases. Del- Rio’s suit alleges that the defendants made amendments to the Tronco loan without complying with the voting provisions of Philco’s operating agreement, and that all of the Meier-related entities somehow benefitted from the Tronco loan proceeds, in an unspecified manner. Del-Rio’s suit seeks to invalidate ACF’s deeds of trust on the Philco mineral leases, and to acquire title to those Philco mineral leases. ACF no longer has deeds of trust of any of the Philco mineral leases. Del Rio is also requesting monetary and punitive damages, disgorgement, prejudgment interest, post judgment interest, costs, and attorney fees, against all defendants, in an amount to be determined at trial.

We believe that Del-Rio’s claims are without merit, and all defendants are actively defending in this matter. In particular, SDS’ and MPS’ only involvement was to grant guaranties and/or security interests in their respective separate personal and real property to ACF to additionally collateralize the Tronco loan before its purchase by us. In addition, since the Meiers’ and their personal trusts guaranty repayment of the Tronco loan, we believe that the basis of Del-Rio’s damages claims are nullified. Consequently, we do not believe that Del Rio’s purported claims against SDS and MPS will have any material adverse effect on our cash flow, business, or operations. As of September 30, 2014, there have been no updates or decisions made concerning this matter.

NOTE 11. RELATED PARTY TRANSACTIONS

Superior Auto Body

The Company leases certain of its facilities to Superior Auto Body (“SAB”), a related party. We recorded rental income from the related party in the amounts of $93,544 and $92,442, for the nine months ended September 30, 2014 and 2013, respectively.

Uintah Steel & Alloy, LLC

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

NOTE 12. INCOME TAXES

Prior to the Reorganization (see Note 2), the Company was a limited liability company and not subject to federal income tax or state income tax (in most states). Accordingly, no provision for federal or state income taxes was recorded prior to the Reorganization because the Company’s equity holders were responsible for income tax on the Company’s profits. In connection with the closing of the Offering, the Company merged into a corporation and became subject to federal and state income taxes. The Company’s book and tax basis in assets and liabilities differed at the time of the Reorganization due primarily to different cost depreciation methods utilized for book and tax purposes for the Company’s fixed assets. For the nine months ending September 30, 2014, the Company recorded a net deferred tax expense of approximately $550,000 to recognize a deferred tax liability related to the Company’s book and tax basis differences.

Components of the provision for income taxes are as follows:

Current income taxes:	For the Nine Months Ending September 30, 2014
Federal	$-
State	1,607
Current provision for income taxes	1,607
Deferred provision (benefit) for income taxes:
Federal	483,290
State	67,326
Deferred provision (benefit) for income taxes	550,616
Provision for income taxes	$552,223

The current and non-current deferred tax assets and liabilities consist of the following:

Deferred tax asset:	For the Nine Months Ending September 30, 2014
Non-current:
Net operating losses	$433,892
Amortization of intangible assets	179,170
Total deferred tax assets	613,062

Deferred tax liabilities:
Current:
Other	(16,612)
Non-current:
Depreciation on fixed assets	(1,088,753)
Amortization of goodwill	(58,313)
Total deferred tax liabilities	(1,163,678)
Net deferred tax liabilities	$(550,616)

Reconciliation of the tax rate to the U.S. federal statutory tax rate which relate to the nine months ended September 30, 2014 is as follows:

For the Nine Months Ending September 30, 2014

Tax at federal statutory rate	$29,856
Income tax prior to IPO not taxable to the Company	(559,909)
Change in status	1,044,742
State income taxes	1,012
Other	36,523
Permanent differences	-
Provision for income taxes	$552,223

NOTE 13. SHARE BASED COMPENSATION

On August 12, 2014, the Board of Directors approved the issuance of 18,750 restricted shares of the Company’s common stock for three of the independent directors for a total of 56,250 shares valued at $334,688. These shares vest over a three year time period and are subject to stock holder approval. These shares are for services performed from June 2014 to May 2015.

NOTE 14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and has determined there are no other events to disclose.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of September 30, 2014, and our results of operations for the three and nine months ended September 30, 2014 and 2013. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the years ended December 31, 2013 and 2012 and the unaudited financial statements for the three months ended March 31, 2014 and 2013 included in the prospectus relating to our initial public offering (“IPO Prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2014.

Unless the context requires otherwise, references to the “Company” or to “we,” “us,” or “our” and other similar terms are to Superior Drilling Products, Inc. and all of its subsidiaries.

Forward Looking Statements

This Quarterly Report, and in particular, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions, 15 U.S.C. § 78u-5, of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are not historical facts, but instead represent our current assumptions and beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside the Company’s control. Such statements include estimates, projections, and statements related to our business plan, objectives, expected operating results and assumptions upon which those statements are based.

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

Overview

Superior Drilling Products, Inc. is a drilling tool technology company. We manufacture, repair, sell and rent drilling tools. All of the drilling tools that we rent are manufactured by us. Currently, we have one product in our rental line, the Drill N Ream, which we acquired in conjunction with our initial public offering in May 2014 (the “Offering”). We also serve a major customer, Baker Hughes, for whom we exclusively refurbish and manufacture PDC (polycrystalline diamond compact) drill bits for the oil & gas exploration and production industry. Our agreement with Baker Hughes precludes us from performing work for other companies specifically relating to manufacturing or other services related specifically to PDC drill bits used in the oil, gas, water and geothermal drilling industries.

We are diversifying our customer base by developing a larger set of product offerings that we can rent and in some instances sell. With the addition of the Drill N Ream tool through our acquisition of Hard Rock, we broadened our customer base. We expect to build a larger line of products that we believe we can deliver to our customers using the sales force and logistics infrastructure we are establishing for the Drill N Ream tool. In addition, because of our high precision, specialized engineering and design capabilities, we are adding oil and gas industry customers that are looking for a custom manufacturer that can provide high quality, quick delivery, custom designed and manufactured products.

We were incorporated as a Utah corporation in December 2013, and in connection with the completion of the Offering, we completed a reorganization in which we acquired all of the outstanding limited liability company membership interests of Superior Drilling Solutions, LLC (“SDS”), Superior Design and Fabrication, LLC (“SDF”), Extreme Technologies LLC (“ET”), Meier Properties Series, LLC (“MPS”), Superior Drilling Products of California, LLC (“SDPCA”), and Meier Leasing, LLC (“ML”) (the “Reorganization”), and, after its acquisition in May 2014, Hard Rock Solutions, LLC (“Hard Rock”). As a result, we are the holding company under which all seven of those subsidiaries conduct ongoing operations. Prior to the acquisition of Hard Rock and the Drill N Ream tool on May 29, 2014, we received revenue from Hard Rock Solutions, Inc. (“HR”) for the manufacturing of the tool and royalties based on HR’s rental income.

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

We believe that our Drill N Ream tool is well suited for horizontal drilling activity. In addition, we are developing additional technologies to take advantage of the oil and gas industry’s significant shift to horizontal drilling and its resulting need for new horizontal drill string tools and technology.

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

º              Drill Bits.  Since 1996, we have refurbished PDC drill bits for Baker Hughes. We are currently operating under a recently renewed four-year vendor agreement with Baker Hughes (the “Vendor Agreement”). We recognize revenue for our PDC drill bit services at the time that the services are rendered, typically upon shipment of the drill bit. We also design and manufacture new PDC drill bits for Baker Hughes on an ongoing purchase order basis. Baker Hughes pays an approximate prevailing market rate for these new bits. By contract, we can only refurbish and manufacture oil or gas drill bits for Baker Hughes, but we are not contractually prohibited from manufacturing drill bits for the mining industry.

º              Drill N Ream Units.  Prior to the acquisition of Hard Rock, HR would place orders for Drill N Ream units with us upon receiving a customer request, and we would sell the ordered Drill N Ream units to HR at prevailing market prices. In addition, HR would pay us royalties equal to 25% of their tool rental revenue, less certain HR operating expenses. These royalty revenues are included in the first five months of revenue for 2014. Upon our acquisition of Hard Rock, this arrangement ceased. We now incur the entire cost of manufacturing the Drill N Ream units, however, we also own those Drill N Ream units, and collect 100% of the total rental income paid by customers under existing and future Drill N Ream rental service agreements.

º              Other Machined Tools.  We also design and manufacture other new tools and component parts for other oil and gas industry participants from time to time. We recognize revenue for the manufacture of other machined tools and parts upon their shipment to the customer. Shipping and handling costs related to product sales are recorded gross as a component of both the sales price and cost of the product sold.

Rental Tools. We provide rental tool services for our customers. We currently have the Drill N Ream tool available for rent to our customers. Rental includes delivery to customers’ drill rig operations and replacement of tools when in need of repair.

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

Factors Affecting Comparability

We believe that the following selected factors can be expected to have a significant effect on the comparability of our recent or future results of operations:

Reorganization.

In connection with the closing of the Offering in May 2014, we completed the Reorganization in which we acquired all of the limited liability company membership interests of SDS, SDF, ET, MPS, SDPCA, and ML and, as a result, became the holding company under which those subsidiaries conduct operations. Each of the subsidiaries is considered to be a historical accounting predecessor for financial statement reporting purposes.

Hard Rock Acquisition.

   In May 2014, we purchased 100% of the limited liability company membership interests of Hard Rock (the “Hard Rock Acquisition”), HR’s subsidiary, pursuant to a membership interest purchase agreement with HR . HR began operations in 2001 and has been marketing and renting the Drill N Ream tool since 2011. The Hard Rock purchase price was $25 million, consisting of $12.5 million in cash at closing, and a seller-carried promissory note for $12.5 million (the “Hard Rock Note”). The Hard Rock Note accrues interest at the JP Morgan Chase Bank, N.A. annual prime rate plus 0.25%. Under the terms of the Hard Rock Note, we will pay annual principal installments of $5 million plus interest on each anniversary date of May 30, 2015 and 2016. One final payment of $2.5 million plus interest will be paid on May 30, 2017. The Hard Rock Note is secured by all of the patents, patents pending, other patent rights, and trademarks to be owned by Hard Rock after our acquisition of Hard Rock. After the acquisition, Hard Rock continues to conduct its operations as our wholly-owned subsidiary.

Public Company Expenses.

   Upon consummation of the Offering, we became a public company. Our common stock is listed on the NYSE MKT. As a result, we must comply with laws, regulations, and requirements that we did not need to comply with as a private company, including certain provisions of the Sarbanes-Oxley Act and related SEC regulations, and we also must comply with the requirements of NYSE MKT. Compliance with the requirements of being a public company will increase our operating expenses in order to pay our employees, legal counsel, and accountants to assist us in, among other things, external reporting, instituting, and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. We estimate that incremental annual public company costs will be between $0.5 million and $1 million.

Stock-Based Compensation.

On March 31, 2014, our Board of Directors approved our 2014 Stock Incentive Plan (the “Employee Plan”) in connection with the completion of the Offering. A total of 1,552,905 shares of common stock are authorized and reserved for issuance under the Employee Plan. Equity and equity-based compensation plans are intended to make available incentives that will assist us in attracting, retaining, and motivating employees, officers, consultants, and directors by allowing them to acquire an ownership interest in our business, and, as a result, encouraging them to contribute to our success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As a result, we expect to incur non-cash, stock-based compensation expenses in future periods.

Additional Compensation Expenses.

  Upon completion of the Offering, we hired and intend to continue to hire (a) additional financial and accounting personnel in connection with our change in status to a publicly traded company, and (b) additional sales and marketing professionals in connection with the Hard Rock Acquisition in order to market the Drill N Ream tool and our other pending drill string tools. Accordingly, we expect compensation expenses, as reflected in operating expenses, will be higher in future periods.

RESULTS OF OPERATIONS

The following table represents our condensed consolidated statement of operations for the periods indicated:

	Three-Months Ended September 30,				Nine-Months Ended September 30,
(in thousands)	2014		2013		2014		2013
Revenue	$5,751	100%	$3,000	100%	$13,950	100%	$8,797	100%
Operating costs and expenses	6,117	106%	1,958	65%	12,260	88%	5,934	67%
Income from continuing operations	(366)	(6)%	1,042	35%	1,690	12%	2,863	33%
Other income (expense)	(818)	(14)%	(498)	(17)%	(1,609)	(12)%	(805)	(9)%
Income tax (expense) benefit	526	9%	-	-%	(552)	(4)%	-	-%
Net income (loss)	$(658)	(11)%	$544	18%	$(472)	(3)%	$2,058	23%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

For the three months ended September 30, 2014, as compared to the three months ended September 30, 2013

Revenue.  Our revenue increased approximately $2,751,000, or 91%, during the three months ended September 30, 2014 compared with the same period in 2013. The increase was a result of manufacturing, refurbishment and repair revenue growing by approximately $870,000 due to increased demand. The Company received Drill N Ream royalties of $0.1 million of pre-acquisition royalty income for the three months ended September 30, 2014 compared with approximately $456,000 for the three months ended September 30, 2013. The decrease in Drill N Ream royalties received was due to the Hard Rock Acquisition. Hard Rock was purchased on May 29, 2014 and no further royalty was collected after that time, but the royalty was replaced with rental tool income. For the three months ended September 30, 2014, Hard Rock rental tool revenue was approximately $2,100,000 and Hard Rock sold approximately $200,000 of tools.

Operating Costs and Expenses.  During the three months ended September 30, 2014, our operating cost and expenses increased approximately $4,159,000 compared with the three months ended September 30, 2013. The significant increase in operating expenses reflects the impact of the Hard Rock Acquisition as well as the requirements and costs related to being a public company.

Selling, general and administrative expenses (“SG&A”) increased approximately $2,325,000 for the three months ended September 30, 2014 compared with the same period in 2013. The increase was due to added expenses from additional staffing, which included incremental salaries and benefits, to support our growth and the Hard Rock Acquisition as well as increased legal and audit fees. Payroll and related costs increased by approximately $875,000 for the three months ended September 30, 2014 compared with the same period in 2013, which was primarily due to new hires of sales and marketing employees and administrative employees and an overall increase in salaries. Also, professional fees increased by approximately $427,000 due to an increase in legal, audit, accounting and consulting fees associated with the process of becoming and maintaining a public company. Depreciation and amortization expense increased approximately $810,000 primarily attributable to the additional Hard Rock assets.

Other Income (Expenses).  Other income and expense primarily consists of lease payments, interest income and interest expense. Lease payments are received from three real property leases: one lease of a building on our Vernal campus, the second for lease of the Superior Auto Body (“SAB”) facilities by a related party, and the third for the property in Bakersfield, CA. For the three months ended September 30, 2014, lease payments decreased by approximately $28,000 as compared to three months ended September 30, 2013. Interest income for the three months ended September 30, 2014 and September 30, 2013 was approximately $75,000 and $0, respectively, which increase was mainly due to interest received from the Tronco loan (see Notes 8 and 9 to our to the consolidated condensed financial statements in Item 1). The interest expense for the three months ended September 30, 2014 and September 30, 2013 was approximately $697,000 and $402,000, respectively, which increase was mainly due to incurring additional debt due to the Hard Rock Acquisition.

For the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013

Revenue.  Our revenue increased approximately $5,153,000, or 59%, during the nine months ended September 30, 2014 compared with the same period in 2013. The increase was a result of manufacturing, refurbishment and repair revenues growing by $3,100,000 to meet increased customer demand. The Company received Drill N Ream royalties of approximately $505,000 for the nine months ended September 30, 2014 compared with approximately $1,419,000 for the nine months ended September 30, 2013. The decrease of approximately $914,000 in Drill N Ream royalties received is due to the Hard Rock Acquisition. On May 29, 2014, Hard Rock was purchased and no further royalty was collected after that time, but the royalty was replaced with rental tool income. For the nine months ended of September 30, 2014, Hard Rock rental tool revenue was approximately $2,800,000 and Hard Rock sold approximately $200,000 of tools.

Operating Costs and Expenses.  During the nine months ended September 30, 2014, our operating costs and expenses increased approximately $6,326,000 compared with the nine months ended September 30, 2013. The increase in our direct costs for the nine months ended September 30, 2014 was primarily due to the continuing increased demand for our refurbishing and manufacturing services.

SG&A increased approximately $3,848,000 for the nine months ended September 30, 2014 compared with the same period in 2013. Included in SG&A was higher payroll and related costs of approximately $1,639,000 related to new hires in sales and marketing, administrative employees and an overall increase in payroll. Also, professional fees increased by approximately $1,292,000 due to an increase in legal, audit, accounting and consulting fees associated with the process of becoming and maintaining a public company.

Depreciation and amortization increased by approximately $1,309,000 for the nine months ending September 30, 2014 compared with the same period in 2013 mainly due to the additional Hard Rock assets.

Other Income (Expenses).  Other income and expense primarily consists of lease payments, interest income and interest expense. Lease payments are received from three real property leases: one lease of a building in our Vernal campus, the second for lease of the SAB facilities, and the third for the property in Bakersfield, CA. For the nine months ended September 30, 2014, lease payments increased by approximately $13,000 compared with nine months ended September 30, 2013, primarily due to a small increase in monthly rent from the Vernal campus property. Interest income for the nine months ended September 30, 2014 and September 30, 2013 was approximately $98,000 and $0, respectively, which increase was mainly due to interest received from the Tronco loan. The interest expense for the nine months ended September 30, 2014 and September 30, 2013 was approximately $1,664,000 and $765,000, respectively. Higher interest expense was primarily the result of incurring additional debt due to the Hard Rock Acquisition.

Liquidity and Capital Resources

At September 30, 2014, we had negative working capital of $3,282,462. As of September 30, 2014, we had current assets of $11,707,464 consisting of cash, account receivable, inventory and other current assets, and current liabilities of $14,989,926 consisting of accounts payable, accrued expenses, income tax payable, amounts payable to the Founders, current deferred tax liability, current portion of capital lease obligation, current guaranteed debt obligation and current long term debt obligation.

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, and repayment of debt. We believe that our sources of liquidity, including cash flow from operations, existing cash, and cash equivalents will be sufficient to meet our projected cash requirements for at least the next 12 months, including (a) the increased operating expenses of legal, audit and accounting we expect to incur in connection with being a public company, (b) the increased operating expenses associated with the additional financial and operating personnel we have hired or will hire in connection with our growth and addition of Hard Rock, (c) our debt obligation of approximately $2 million to our Founders and (d) our debt payments required due to the Hard Rock Acquisition. We will monitor our capital requirements to ensure our needs are in line with available capital resources. We expect capital expenditures for the remaining of 2014 will be in the range of $2,000,000 and $2,500,000, with the plan to finance approximately $1,500,000 of those expenditures with debt.

The aggregate outstanding balance of our notes payable as of September 30, 2014 was approximately $22.5 million (see detail below) with interest rates ranging from 0% to 8.4%.

Long-term debt is comprised of the following:

	September 30, 2014	December 31, 2013
Real estate loans	$7,985,456	$10,370,508
Hard Rock note net of $1,054,667 discount	11,445,333	-
EB-5 business loans	439,460	1,797,178
Machinery loans	1,056,402	1,496,710
Transportation loans	598,980	591,398
	21,525,631	14,255,794
Current portion of long-term debt	(10,105,601)	(3,316,578)
	$11,420,030	$10,939,216

Management believes that through current and planned operations the Company should be able to meet all of its debt payment and requirements. In the event we are not able to meet these obligations, we may need to raise additional capital through equity and debt financings to support our operations and for our corporate general and administrative expenses. Although as a public company we now have access to the public markets for capital raises, we cannot provide any assurances that financing will be available to us in the future on acceptable terms or at all. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements.

Cash Flow

Operating Cash Flows

For the nine months ended September 30, 2014, net cash provided by our operating activities was approximately $2,705,000. The Company had approximately $472,000 of net loss, approximately $1,281,000 increase in accounts receivable, an increase in accounts payable and accrued expenses of approximately $2,014,000 and depreciation and amortization expense of approximately $2,100,000.

Investing Cash Flows

For the nine months ended September 30, 2014, net cash used in our investing activities was approximately $21,648,000, of which approximately $20,797,000 was used for the Hard Rock Acquisition and approximately $851,000 was used for property, plant and equipment purchases.

Financing Cash Flows

For the nine months ended September 30, 2014, net cash provided by our financing activities was approximately $24,893,000, primarily attributable to gross proceeds from the Offering, which was $31,050,000. Costs of the Offering were approximately $3,579,000 and cash used for financing activities was for payments on long-term debt and long-term capital lease obligations of approximately $2,525,000.

Trends and Outlook for the Company

We believe the following trends will positively affect the oilfield drilling industry, and consequently the demand for our products in the coming years.

Global demand for crude oil and natural gas. Since oil prices peaked in June 2014, oil prices have declined more than 23%. A decline in oil and gas prices may negatively affect our customers, who are primarily oil and gas companies, by potentially causing a decrease in their exploration and production activities, among other things, which will thereby cause a decrease in demand for our products and services. While demand may fluctuate from period to period, the global long-term demand trend for oil and gas is expected to increase, mainly in the US, as well as in China, India and other developing countries. The long-term outlook for the oil and gas industry is an increase in demand and new technologies, and the US has increased its oil and gas production over the last several years. This has caused an increase in current drilling activity, especially using directional drilling technology, for exploration and production. This increase in exploration and production activity has caused an increase demand for our products.

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

New technologies and techniques. As conventional sources of oil and gas are depleted, the oil and gas industry continues to develop new technologies and techniques. Certain of these techniques include drilling deeper vertical depths, and longer lateral lengths for horizontal paths.

We believe that all the above trends provide growth opportunities for our Company. The specialized drilling tools required to drill deeper and horizontal wells are some of those being manufactured by us. Even with a current decrease in demand for oil and natural gas, we feel this provides an opportunity for our Drill-N-Ream product as it may help drilling companies decrease their drilling costs. However, demand for our products and services will depend on the level of activities in the oil and gas industry, which is significantly impacted by volatile oil and gas prices, cost of equipment, regulatory matters as well as other factors. We also have a small number of customers, and may experience difficulty in expanding our customer base.

CRITICAL ACCOUNTING POLICIES

The discussion of our financial condition and results of operations is based upon our consolidated condensed financial statements, which have been prepared in accordance with U.S. GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. While we believe that the estimates and assumptions used in the preparation of our consolidated condensed financial statements are appropriate, actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated condensed financial statements. Our estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in our consolidated condensed financial statements include, but are not limited to: determining the allowance for doubtful accounts, recoverability of long-lived assets, useful lives used in calculating depreciation and amortization, and accounting for the Hard Rock Acquisition.

Revenue Recognition.

Refurbishing — Refurbishing services are performed in our facilities for Baker Hughes under a Vendor Agreement. Under the Vendor Agreement, revenue is determined based on a standard hourly rate to complete the work. Revenue for refurbishing services is recognized as the services are rendered and upon shipment to the customer. Shipping and handling costs related to refurbishing services are paid directly by Baker Hughes at the time of shipment.

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

Rental income — Hard Rock operates as a rental tool company of reamer equipment (tools) to oil and gas companies. While the duration of the rents vary by job and number of runs, these rents are generally less than one month. The rental agreements do not have any minimum rental payments or term. Revenue is recognized upon completion of the job. The tools are rented to entities operating in North Dakota, Wyoming, Texas, Montana, Oklahoma, Utah, New Mexico and Colorado.

Concentration of Credit Risk — Historically, substantially all of our revenues were derived from our refurbishing of PDC drill bits and our manufacturing of the Drill N Ream units. However, after the Hard Rock Acquisition, our historical HR revenues and accounts receivable percentages are now spread out among our current customers and Hard Rock’s customers. In the past, we were dependent on just a few main customers, however, we believe that our purchase of Hard Rock and continuing growth of our new manufacturing business will have a positive effect on diversifying our concentration of credit risk in the future.

Accounts Receivable; Allowance for Doubtful Accounts — Accounts receivable are generally due within 60 days of the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. As of September 30, 2014 and 2013, and as of December 31, 2013 and 2012, management determined that no allowance for doubtful accounts was deemed necessary due to our expectation that the Company will collect all amounts owed.

Goodwill and Related Intangible Assets — Goodwill is the excess cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. We did not recognize any goodwill as the result of the Reorganization. To determine the amount of goodwill resulting from the Hard Rock Acquisition, we hired an outside third party to perform an assessment to determine the fair value of Hard Rock’s tangible and intangible assets and liabilities and goodwill was allocated to be $7,095,000. The Company reviewed the value of goodwill as of September 30, 2014 and determined no impairment was needed. The same procedure will be followed for any future acquisitions. Annually, and more often as necessary, we will perform an evaluation of our intangible assets and goodwill for indications of impairment. If indications exist, we will perform an assessment of the fair value of the intangible assets and the goodwill and if necessary, record an impairment charge.

Income Taxes — Upon closing of the Offering, we became a C-corporation for federal and state income tax reporting purposes. Accordingly, as of that date, and after our Reorganization we continue to be subject to federal and state income taxes, which may affect future operating results and cash flows. As of September 30, 2014, we estimated a net deferred tax liability of approximately $550,000 will be established for differences between the book and tax basis of our assets and liabilities. Upon closing of the Offering, the deferred tax liability resulted in a corresponding expense recorded to net income from operations.

Tronco Loan Guaranty — See the discussion of the Tronco loan in Notes 8 and 9 to our consolidated condensed financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014 due to certain material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement in our interim financial statements will not be prevented or detected on a timely basis. During the course of our assessment, management identified the following material weaknesses:

•	Lack of sufficient accounting expertise to appropriately apply GAAP for complex and non-recurring transactions;
•	Lack of financial reporting ability to adequately prepare financial statements and disclosures;
•	Lack of segregation of duties surrounding the cash disbursements process; and
•	Lack of sufficient inventory controls to properly prevent or detect errors.

To remediate these issues, management has retained the services of additional third party accounting personnel as well as to modify existing disclosure controls and procedures in a manner designed to ensure future compliance. Our management currently believes the additional accounting resources will remediate the weakness with respect to insufficient personnel.

Changes in Internal Controls over Financial Reporting

The following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting were identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the period covered by this report:

•	Our executive group began performing a monthly review of the financial information on a timely basis.
•	We added additional internal controls pertaining to management review of revenue recognition and accounts receivable collections.
•	We implemented new internal controls for inventory including monthly physical counts and management review of manufacturing cost allocations.
•	We implemented internal controls to support fixed asset tracking and reporting.

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

In October 2013, Del-Rio Resources, Inc. (“Del-Rio”) filed suit, on its own behalf and derivatively on behalf of Philco Exploration, LLC (“Philco”), against the following co-defendants (a) Tronco Ohio, LLC and Tronco Energy Corporation (“Tronco”), (b) the lender on the Tronco loan, ACF Property Management, Inc. (p.k.a. Fortuna Asset Management, LLC, ) (“ACF”), (c) the Meiers personally, and several of their family trusts, (d) Meier Family Holding Company, LLC and Meier Management Company, LLC, and (e) SDS and MPS. That suit is currently pending in the Eighth Judicial District Court, Uintah County, Utah under Cause #130800125.

Tronco and Del-Rio are the sole owners and managers of Philco . Philco served as the exploration operator. Part of the collateral for the Tronco loan is Philco’s mineral leases. Del- Rio’s suit alleges that the defendants made amendments to the Tronco loan without complying with the voting provisions of Philco’s operating agreement, and that all of the Meier-related entities benefitted from the Tronco loan proceeds, in an unspecified manner. Del-Rio’s suit seeks to invalidate ACF’s deeds of trust on the Philco mineral leases, and to acquire title to those Philco mineral leases. ACF no longer has deeds of trust of any of the Philco mineral leases. Del Rio is also requesting monetary and punitive damages, disgorgement, prejudgment interest, post judgment interest, costs, and attorney fees, against all defendants, in an amount to be determined at trial.

We believe that Del-Rio’s claims are without merit, and all defendants are actively defending in this matter. In particular, SDS’ and MPS’ only involvement was to grant guaranties and/or security interests in their respective separate personal and real property to ACF to additionally collateralize the Tronco loan before its purchase by us. In addition, since the Meiers’ and their personal trusts guaranty repayment of the Tronco loan, we believe that the basis of Del-Rio’s damages claims are nullified. Consequently, we do not believe that Del Rio’s purported claims against SDS and MPS will have any material adverse effect on our cash flow, business, or operations. As of September 30, 2014, there have been no updates or decisions made concerning this matter.

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

Date: November 14, 2014
	By:	/s/ G. Troy Meier
G. Troy Meier, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Christopher D. Cashion
Christopher D. Cashion, Chief Financial Officer
(Principal Financial Officer)

