Form 10-K
period 2014-12-31
Superior Drilling Products, Inc.
filed 2015-03-31
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission File Number 001-36453

___________

SUPERIOR DRILLING PRODUCTS, INC.

(Name of registrant as specified in its charter)

Utah	46-4341605
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1583 South 1700 East
Vernal, Utah	84078
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number: 435-789-0594

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.001 par value	NYSE MKT

Securities Registered Pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange. ☐ Yes ☒  No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $57,384,739. The registrant had issued and outstanding 17,291,646 shares of its common stock on March 30, 2015.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its 2015 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, are incorporated by reference to the extent set forth in Part III of this Form 10-K.

SUPERIOR DRILLING PRODUCTS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

ii

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Superior Drilling Products, Inc. (the “Company” or “SDPI”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

•	future operating results and cash flow;

•	scheduled, budgeted and other future capital expenditures;

•	working capital requirements;

•	the availability of expected sources of liquidity;

•	the introduction into the market of the Company’s future products;

•	the market for the Company’s existing and future products;

•	the Company’s ability to develop new applications for its technologies;

•	the exploration, development and production activities of the Company’s customers;

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;

•	effects of pending legal proceedings;

•	changes in customers’ future product and service requirements that may not be cost effective or within the Company’s capabilities; and

•	future operations, financial results, business plans and cash needs.

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in this report and the following:

iii

•	the volatility of oil and natural gas prices;

•	the cyclical nature of the oil and gas industry;

•	consolidation within our customers’ industries;

•	competitive products and pricing pressures;

•	our reliance on significant customers;

•	our limited operating history;

•	fluctuations in our operating results;

•	our dependence on key personnel;

•	costs of raw materials;

•	our dependence on third party suppliers;

•	unforeseen risks in our manufacturing processes;

•	the need for skilled workers;

•	our ability to successfully manage our growth strategy;

•	unanticipated risks associated with, and our ability to integrate, acquisitions;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	access to capital markets;

•	terrorist threats or acts, war and civil disturbances;

•	our ability to protect our intellectual property;

•	impact of environmental matters, including future environmental regulations;

•	implementing and complying with safety policies;

•	breaches of security in our information systems;

•	related party transactions with our founders; and

•	risks associated with our common stock.

Many of such factors are beyond the Company’s ability to control or predict. Any of the factors, or a combination of these factors, could materially affect the Company’s future results of operations and the ultimate accuracy of the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Every forward-looking statement speaks only as of the date of the particular statement, and the Company undertakes no obligation to publicly update or revise any forward-looking statement.

iv

PART I

ITEM 1. BUSINESS

Nature of Operations

Superior Drilling Products, Inc. (the “Company”, “we”, “our” or “us”) is a drilling and completion tool technology company. We are an innovative, cutting-edge refurbisher of PDC (polycrystalline diamond compact) drill bits, and a designer and manufacturer of new drill bit and horizontal drill string enhancement tools for the oil, natural gas and mining services industry. All of the drilling tools that we rent are manufactured by us. Our customers are engaged in domestic and international exploration and production of oil and natural gas. We were incorporated on December 10, 2013 under the name SD Company, Inc. in order to facilitate (a) the reorganization of the entities that are now our consolidated subsidiaries and (b) the subsequent acquisition of Hard Rock Solutions, LLC (“HR”). We changed our name from SD Company Inc. to Superior Drilling Products, Inc. on May 22, 2014 in conjunction with closing of that reorganization and our initial public offering which occurred on May 23, 2014 (“Offering” or “IPO”). Our corporate headquarters and manufacturing operations are located in Vernal, Utah. Our common stock trades on the NYSE MKT exchange under the ticker symbol “SDPI”.

Our subsidiaries include (a) Superior Drilling Solutions, LLC (previously known as Superior Drilling Products, LLC), a Utah limited liability company (“SDS”), together with its wholly owned subsidiary, Superior Drilling Products of California, LLC, a California limited liability company (“SDPC”), (b) Superior Design and Fabrication, LLC, a Utah limited liability company (“SDF”), (c) Extreme Technologies, LLC, a Utah limited liability company (“ET”), (d) Meier Property Series, LLC, a Utah limited liability company (“MPS”), (e) Meier Leasing, LLC, a Utah limited liability company (“ML”), (f) HR.

Overview

We currently have three basic operations:

•	Our PDC drill bit refurbishing and manufacturing service,
•	Our emerging technologies business that manufactures the Drill N Ream tool, our new completion bits, custom drill tool products to customer specifications, and our innovative pending drill string enhancement tools, and
•	Our new product development business that conducts our research and development, and designs our new completion bits, horizontal drill string enhancement tools, other down-hole drilling technologies, and drilling tool manufacturing technologies .

From our headquarters in Vernal, Utah, we operate a technologically advanced PDC drill bit refurbishing facility, as well as a state-of-the-art, high-tech drilling and completion tool engineering design and manufacturing operation. We manufacture our drill string enhancement tools, including the patented “Drill N Ream” well bore enhancement tool, and conduct our new product research and development from this facility. We believe that we continue to set the trend in oil and gas drill bit and drill string tool technology and design.

Our co-founder, Troy Meier, developed the first commercially-viable process for refurbishing PDC drill bits after a successful 13-year career with a predecessor of our largest client, Baker Hughes. For the past 18 years, we have exclusively provided our PDC drill bit refurbishing services for the Rocky Mountain, California and Alaska regions of Baker Hughes’s substantial oil field operations. In addition, we have expanded our offerings and our customer base by demonstrating our engineering, design and manufacturing expertise of down-hole drilling tools. We continuously work with our customers to develop new products and enhancements to existing products, improve efficiency and safety, and solve complex drilling tool problems. We employ a senior work force with special training and extensive experience related to drill bit refurbishing and tooling manufacture. They produce our products and services using a suite of highly technical, purpose-built equipment, much of which we design and manufacture for our proprietary use. Most of our manufacturing equipment and products use advanced, patent-pending technologies that enable us to increase efficiency, enhance drill bit integrity, and improve safety.

Drilling Industry Background

Overview

Drilling is part of the oilfield services group within the energy industry. The drilling industry is often segmented into the North American market and the International market. These markets share common exposure to the same macro environment, but also exhibit unique factors that drive the dynamics of each market.

Oilfield services companies drill the wells for hydrocarbon exploration and production (“E&P”) companies. Demand for onshore drilling is a function of the willingness of E&P companies to make operating and capital expenditures to explore for, develop and produce hydrocarbons. When oil or natural gas prices increase, E&P companies generally increase their capital expenditures, resulting in greater revenues and profits for both drillers and equipment manufacturers. Likewise, as discussed below under “– Trends in the Industry,” significant decreases in the prices of those commodities typically lead E&P companies, as we have seen in recent months, to reduce their capital expenditures, which decreases the demand for drilling equipment.

Most oil and gas operators do not own their own rigs and instead rely on specialized rig contractors to provide the rig and the crew. Drilling contractors typically provide the rig and the operating crews to E&P companies on a day-rate basis. In the U.S., drilling contracts are normally by well or a short-term period (e.g., 90 days). Internationally, the contracts are normally one to three years. International contracts are longer because the E&P company usually owns a larger field and the mobilization costs are prohibitive for anything less than a one-year term.

Drill Bits

Historical.  The first drill bits used in the oil drilling industry were “fish tail” bits that were relatively durable, but very slow. In 1909, Howard Hughes Sr., patented the first two-cone rotary bit. In 1931, two Hughes engineers invented the “Tricone”, a roller cone drill bit with three cones. The Hughes patent for the Tricone bit lasted until 1951, after which other companies made similar bits. By the early 1980s, the PDC fixed cutter drill bit had gained market traction. PDC fixed cutter bits have no rolling cones or other moving parts. Instead they have ridges studded with synthetic black diamond “cutters” or PDCs, and drilling occurs due to shearing the rock as the bit is rotated by the drill string. The vast majority of drilling today is with PDC bits.

Hybrid Drill Bit — Cutting Mechanics.  Today’s modern hybrid drill bit, combines the Tricone roller configuration with PDC fixed cutter framework. These hybrid bits provide “rolling torque” management: the dual action cutting structures balance down-hole dynamics for greatly enhanced stability, bit life, and drilling efficiency. Baker Hughes is a leader in hybrid bit technology and is utilizing our capabilities to grow this business.

Trends in the Industry

We believe that the following trends will affect the oilfield drilling industry, and consequently the demand for our products in the coming years.

Declining Rig Count; Industry Volatility. During the latter half of 2014, oil prices dramatically declined in the United States and as a result, the number of operating drill rigs began to be reduced. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. For example, the NYMEX-WTI oil price has recently been as low as $43.08, while the NYMEX-Henry Hub has recently been as low as $1.91 per MMBtu. Per Baker Hughes weekly rotary rig count report as of December 26, 2104 the US rig count was 1,840, which has now decreased as of March 20, 2015 to 1,069. Our business is highly dependent upon the vibrancy of the oil and gas drilling operations in the U.S. While during the last several months of the year, we were able to continue to gain market share with our Drill N Ream tool, we began to see pressure from customers on pricing. For 2015, we expect this pressure to be sustained until the pricing of oil stabilizes around the world, providing greater certainty for our customers and their capital investment plans. The impact of pricing on our drill bit refurbishment business is especially pronounced as our exclusive customer for that business is a leading supplier of drill bits to the oil & gas exploration and production industry globally. We believe the value of our Drill N Ream and the new tools we are introducing in 2015, as well as our low market penetration, provide us opportunity to grow sales despite these current market conditions. Our goal is for these tools sales growth to help offset the decline we anticipate in our PDC drill bit refurbishment business and our third party manufacturing services business.

Advent of horizontal drilling requires new technologies. The oil and gas industry is increasingly using directional (e.g., horizontal) drilling in their exploration and production activities because of measurably improved recovery rates that can be achieved with these methods. With the rise of this type of drilling, traditional drill string tools used for vertical drilling do not necessarily provide the best performance or are not well suited for directional drilling. We believe that with our extensive knowledge and experience in the oilfield industry we can identify these challenges and design and develop tools that will help our customers with their drilling challenges. Further development of drill string components, such as our Drill N Ream tool, will become increasingly important to our business as we continue to grow through both organic expansion and strategic acquisitions.

We believe that our Drill N Ream tool is well suited for horizontal drilling activity. In addition, we are developing additional technologies to take advantage of the oil and gas industry’s significant shift to horizontal drilling and its resulting need for new horizontal drill string tools and technology.

Customer Diversification. With our acquisition of Hard Rock in May 2014, which provided us the Drill N Ream technology, the rental customers already employing the Drill N Ream tool became our direct customers. By increasing our capabilities and directly renting products to our customers, we have diversified our customer base and sources of revenue. Our manufacturing technologies operations also provide us diversification opportunities as we can design and manufacture to customer specifications new technologies they have under development.

Halliburton to Acquire Baker Hughes. During 2014, Halliburton announced its planned acquisition of Baker Hughes. Currently Baker Hughes is our sole customer for our bit refurbishment business and we do not know how this acquisition may impact our business. Despite this, we intend to continue developing our long-time relationship with Baker Hughes.

Our Drill Bit Business

Our drill bit refurbishing for Baker Hughes was so successful that refurbishing used drill bits now has become an industry standard. As the refurbishing industry grew, our arrangement with Baker Hughes evolved into an exclusive agreement to perform all drill bit refurbishment work for Baker’s Rocky Mountain region and points west, including the significant oil-producing states of California and Alaska. Today, we believe that we continue to lead the industry in drill bit repair technology – continually improving repair techniques to improve drill bit performance and efficiency.

The Meiers, our founders, strategically located their drill bit refurbishment operations in Vernal, Utah in order to take advantage of the close proximity to our target market, an experienced oil field labor pool, access to higher education facilities, and a quality of life and cost of living that would attract and retain skilled workers and their families. Starting during the economic downturn in 2007, we reassessed our manufacturing processes and business lines, and decided to reposition our self and redefine its mission to one of bringing high tech machining into the oil and gas and mining industries. Drawing on Mr. Meier’s manufacturing and design expertise, we completely redesigned our manufacturing process, and custom designed equipment and facilities, and developed custom software to control all aspects of the drill bit refurbishing process. Attention was paid as well to addressing safety, health and environmental issues during the manufacturing process.

By fall 2007, we had built and moved into a new SMART facility located in the new Ropers Business Park in Vernal, Utah that allowed for future expansion with our occupying two additional buildings, one to house our precision machining and a third to house over flow of both refurbishing and machining in subsequent years. We now operate from a modern facility with custom features and solutions. We employ a senior work force with special training and extensive experience related to drill bit refurbishing and tooling manufacture to produce our products and services using a suite of highly technical, computer controlled, purpose-built equipment, much of which we design and manufacture for our proprietary use. Most of our manufacturing equipment and products now use advanced, patent-pending technologies that enable us to increase efficiency, enhance drill bit integrity, and improve safety.

Our Horizontal Drilling Tools

Recently, challenging new horizontal oil and gas well designs and construction have substantially increased the technical demands on drill bit and drill string components. This change in development activity requires investment in new drilling equipment to address the unique demands of this new drilling environment.

Drill N Ream Well Bore Conditioning Tool.  As a first response to the horizontal drilling challenge, HR designed and manufactured the Drill N Ream well bore conditioning tool. The Drill N Ream is a dual-section reaming tool which is located behind the bottom hole assembly (BHA) to smooth and slightly enlarge the well bore in the curved and horizontal sections of horizontal wells, in both oil and water based mud. The Drill N Ream is available in multiple sizes and can be custom manufactured to fit any hole size. The Drill N Ream tool allows the drill string to move through a conditioned well bore left by the drill bit with less friction and material stress, extending the horizontal distance that can be drilled during a run and making tripping (removal of the drill string) and the running of casing in the completed well much easier. Each time a drilling operator has to trip the drill string and replace a bit or other drill string component, it costs the operator substantial time and money, so we believe anything that allows each run to extend further is of great value to our customers. As a result, the Drill N Ream tool has been used in over 1,000 well drilling operations, which we believe indicates significant initial industry acceptance in a fairly short period of time. We are also developing a suite of other horizontal drill string tools, each of which addresses a different technical challenge presented by today’s horizontal drilling designs.

The Drill N Ream tool removes the well bore tortuosity brought about from the drill bit geo-steering, and from directional drilling overcorrections and formation interactions. As a result, the Drill N Ream extends the horizontal distance of the well bore by (a) smoothing out ledges and doglegs left by the bit, which allows the drill string to move through a conditioned well bore with less friction and stress, (b) reducing tool joint damages and trip time (i.e. the time required to pull up and resend the drill string), and (c) enhancing the power available to drive the drill bit assembly.

Specifically,

•	We expect that our field sales and tool distribution organization that we developed in the second half of 2014 will permit us to expand the Drill N Ream rental revenue, substantially beyond what HRS was able to generate with its much smaller geographic footprint subject to limits on our business resulting from the volatility in oil and gas market in 2015.

•	The Drill N Ream tool is specifically designed to reduce the drill string stress and downtime, and therefore the cost, of drilling a horizontal well, such as those typically drilled using hydraulic fracturing technology.

•	We believe that the Drill N Ream’s adoption and continued use by operators supports it effectiveness and industry acceptance. In addition, we understand that a number of customers have rented the Drill N Ream tool after first trying its competitors. We expect the above factors to support increasing interest in, and revenues from, the Drill N Ream over the next several years as more well operators are (a) contacted by our larger sales force, and (b) reports of its effectiveness are transmitted through word-of-mouth by an increasing user base to other well operators.

Other Horizontal Drill String Tools.  We are developing a suite of other horizontal drill string tools, using our unique facility and technology platform, and exploiting our additional capacity and manufacturing expertise. Our new product delivery goal is to bring to market at least one new tool per year. We expect our next drill string stimulation tool, which we called Strider, to be fully commercialized during 2015. Strider is designed to help dissipate the inertial drag of a horizontal drill string by generating rhythmic pulses that break the frictional connection between the drill strings and well bore greatly enhancing drilling rates.

Clean Out Bits.  There is a need in the industry for an inexpensive bit that can be used for the purpose of drilling out plugs or debris left in the production casing after the completion process. With our purchase of OrBit and our manufacturing technology, we have a product that is ideal for this purpose and very competitive in price.

New Product Development and Intellectual Property

Our sales and earnings are influenced by our ability to provide the high-level service that our customers demand successfully, which in turn relies on our ability to develop new processes, technology, and products. Much of our product development occurs in response to specific customer requests, in which case we are typically able to pass costs along to the customer. However, we have also historically dedicated additional resources toward the development of new technology and equipment to enhance the effectiveness, safety, and efficiency of the products and services we provide. Although certain of our competitors may spend greater amounts on research and development, we believe that our product development efforts are greatly enhanced by the investments of management time and energy we make to improve our customer service and to work with our customers on their specific product needs and challenges. During 2014, research and development costs were approximately $0.6 million, but for 2015, we expect that it will increase due the testing and expected completion of the Strider tool.

Of greatest importance to our development efforts is our ability to preserve excellent customer relations and stay close enough to our customers’ operations so that we can observe opportunities to make changes to our service offerings (and the products that support them) that would yield the maximum benefit to our customers. Although we highly value our proprietary products and technology, we also depend on our technological capabilities, customer service oriented culture, and application of our know-how to distinguish ourselves from our competitors. We also consider the services we provide to our customers, and the technical knowledge and skill of our personnel, to be more important than our registered intellectual property in our ability to compete. While we stress the importance of our research and development programs, the technical challenges and market uncertainties associated with the development and successful introduction of new and updated products are such that we cannot assure you that we will realize any particular amount of future revenue from the services and related products resulting from our research and development programs.

Suppliers and Raw Materials

We acquire supplies, component parts, products and raw materials from suppliers, including steel suppliers, foundries, forge shops and original equipment manufacturers. The prices we pay for our raw materials may be affected by, among other things, energy, industrial diamond, steel and other commodity prices, tariffs and duties on imported materials and foreign currency exchange rates. Certain of our component parts, products or specific raw materials are only available from a limited number of suppliers.

Our ability to obtain suitable quality raw materials and components, such as PDC’s, steel and flux, solder, heating elements, is critical to our ability to remanufacture Baker Hughes drill bits, and to manufacture the Drill N Ream tool and other pending drill line products. In order to purchase raw materials and components in timely and cost effective manner, we have developed both domestic and international sourcing connections and arrangements. We maintain quality assurance and testing programs to analyze and test these raw materials and components in order to assure their compliance with our rigorous specifications and standards. We generally try to purchase our raw materials from multiple suppliers so we are not dependent on any one supplier, but this is not always possible.

One of the challenges with our new drilling tool manufacturing division has been getting steel at an acceptable price, accurate specifications, and on time delivery. We have experienced increased costs in recent years due to rising steel prices. Since Baker Hughes pays the cost of materials and supplies used in our drill bit refurbishing process, cost increases are not as critical a short-term financial component for that line of business. We have no assurance that we will be able to continue to purchase these raw materials on a timely basis or at historical prices.

Proprietary Rights

We rely primarily on a combination of patent, trade secret, copyright and trademark laws, confidentiality procedures, and other intellectual property protection methods to protect our proprietary technology. Mr. Meier currently has (a) U.S. patent applications pending, and related international patent applications pending as co-inventor, and (b) individually with respect to our pending line of other horizontal drilling tools. There is no assurance that our patent applications will result in issued patents, that the existing patents or that any future patents issued to us will provide any competitive advantages for their products or technology, or that, if challenged, the patents issued to us will be held valid and enforceable. Despite our precautions, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Existing intellectual property laws afford only limited protection and policing violations of such laws is difficult. The laws of certain countries in which our products are or may be used by our customers do not protect our products and intellectual property rights to the same extent as do the laws of the United States. There is no assurance that these protections will be adequate or that our competitors will not independently develop similar technology, gain access to our trade secrets or other proprietary information, or design around our patents.

We may be required to enter into costly litigation to enforce its intellectual property rights or to defend infringement claims by others. Such infringement claims could require us to license the intellectual property rights of third parties. There is no assurance that such licenses would be available on reasonable terms, or at all.

Marketing and Sales

We do not engage in any marketing or sales efforts for our PDC drill bits in the oil and gas industry because we are under an exclusive contract with Baker Hughes for those services.

For the Drill N Ream tool, HR has conducted all of the sales and marketing efforts to date under our manufacturing and licensing arrangement. To date, the Drill N Ream tool has been deployed largely in North Dakota’s Bakken oil field, Utah, Oklahoma, Wyoming, Montana, New Mexico, Colorado and Texas. Our goal is to expand the Drill N Ream tool’s coverage by targeting a substantially expanded sales and marketing effort in the Ohio, Pennsylvania, and California, among others.

In January 2015, we entered into an Exclusive Manufacturing, Marketing, Sales and Consulting Agreement with Tenax Energy Solutions, LLC granting us the perpetual and exclusive right and license to manufacture, market, sell and rent products utilizing technology used in a certain subsurface drilling tool (the “Original IP”). Among other things, the Marketing Agreement provides that we will make monthly payments commencing on February 1, 2015 through January 1, 2017 to Tenax, subject to certain conditions, or alternatively, we may prepay any of the monthly payments for each quarterly period, subject to certain conditions. Tenax and their affiliates also agree not to show to any third party any new or additional intellectual property created or developed by Tenax without first showing such New IP to us and giving us an option to make a proposal to Tenax with respect to the New IP. Tenax has the right, in their sole discretion, to reject such proposal and offer the New IP to any third party, but only on higher purchase price terms and conditions. Commencing on January 1, 2016, we have the option to purchase from Tenax the patent applications and/or patents relating to the Original IP for an additional payment.

Growth Strategies

We intend to pursue the following growth strategies as we seek to expand our market share and solidify our position as a competitve drilling and completion tool manufacturer in the drilling and completion industry:

•	Leverage our acquisition of Hard Rock. We have combined Hard Rock’s existing marketing team, which has more than 25 years of oil field customer contacts, with Troy Meier’s extensive connections in the drilling industry, in order to achieve greater market penetration and revenues for the Drill N Ream tool. We have used the Hard Rock marketing and sales team to propel our upcoming drill string component products successfully into the drilling marketplace and have taken that expertise to grow a larger sales and marketing force.

•	Leverage Technical Expertise to Develop New Products. We intend to use our deep technical and high tech capacities in advanced materials science, and the manufacture and assembly of precision drilling products, to identify new products, services and markets, particularly horizontal drill string enhancement components.

•	Continue to enhance our Baker Hughes relationship. Despite its proposed acquisition by Halliburton, we intend to continue developing our long-time relationship with Baker Hughes.

•	Strengthen and support our employees. Our experienced employees and management team are our most valuable resources. Attracting, training, and retaining key personnel, has been, and will remain critical to our success. To achieve our goals, we intend to remain focused on providing our employees with training, personal and professional growth opportunities, as well as adding performance-based incentives, including opportunities for stock ownership, and other competitive benefits.

•	Seek strategic acquisitions to enhance or expand our product lines. In analyzing new acquisitions, we intend to pursue opportunities that complement our existing product line and/or that are geographically situated and served by our current and future sales force. We believe that strategic acquisitions will enable us to exploit economies of scale in the areas of finance, human resources, marketing, administration, information technology, and legal, while also providing cross-marketing opportunities among our drill tool product offerings. We are also working with the local university and high school to develop and teach local programs in machining and engineering expertise and technical resources.

Competitive Strengths

We believe that we differentiate ourselves from our competitors on the basis of the quality and reliability of our products and services, our proprietary technology, and our ability to rapidly respond with products that meet the most demanding needs of our customers.

•	Industry-recognized expertise and innovation. We believe that we have developed a strong reputation for producing quality products and services based upon our industry-recognized depth of experience, ability to attract and retain quality employees, and innovative processes and applications. We believe that a number of the drill bit refurbishing processes and technologies that we developed have now become industry standards.

•	Experienced management team with proven track record. Our executive officers and senior operational managers have extensive experience both with us and in the oil field service industry generally. Our chief executive officer and co-founder, Troy Meier, has a 33-year relationship with Baker Hughes, providing innovative ideas to support Baker Hughes in maintaining their leadership role in the drill bit industry. Meier family entities continue to own the majority of our outstanding stock which we believe aligns their interests with the interests of our public investors.

•	Cutting-edge manufacturing capacity and proprietary technology. We have created and designed a cutting-edge machining facility with custom features. We recruited and hired a high level, cross-industry machining team to produce our products and services using a suite of highly technical, computer controlled, purpose-built equipment, much of which we design and manufacture for our proprietary use. Most of our manufacturing equipment and products now use advanced, patent-pending technologies that enable us to increase efficiency, enhance the integrity and precision drill bit and drill string tool integrity, and improve safety.

Competition

Drill Bit Refurbishing.  The primary competitors for our drill bit refurbishing services are the in-house units at Hughes Christensen, the division of Baker Hughes responsible for drill bits. However, our competitive advantage is demonstrated by our client’s continuing requests for us to take over or manage work. Other drill bit manufacturers also have in-house refurbishing units, but they are not our competitors since we have an exclusive contract with Baker Hughes.

Drill String Tools.  The primary competitors for our Drill N Ream tool are several single-section reaming tool manufacturers, including Baker Oil Tools (a division of Baker Hughes), NOV, and Schlumberger. We believe that the Drill N Ream tool is the only dual-section or dual cutting structure drill string reamer on the market today. We believe that distinction will allow us to continue building on the Drill N Ream tool’s first-mover advantage. We believe that our other pending drill string tools are at the forefront of drill string tool technological development for horizontal drilling. Consequently, potential competitors who may be developing similar technology are currently unknown. There are existing tools that would compete with the drill string stimulation tool, such as the Agitator tool marketed by NOV. However, we believe our technology in the drill string stimulation tool offers significant advantages over the Agitator and we believe will be rapidly accepted in the drilling market.

Customers

Drill Bit Refurbishing.  Our sole customer for our drill bit refurbishing services is Hughes Christensen, the division of Baker Hughes responsible for drill bits, under our exclusive long-term contract with them. We work directly with their field engineers, manufacturing and marketing representatives to develop new products and enhancements, improve efficiency and safety, and solve complex drilling tool problems.

Drill String Tools.  E&P operators, our customers, are demanding key technologies, such as advanced directional drilling and more complex completion systems. As the industry adapts to these increased demands, we believe that there will be significant opportunities to bring new products and equipment to market, such as our Drill N Ream tool, that have been designed and engineered with these new challenges in mind.

Seasonality

A substantial portion of our business is not significantly impacted by changing seasons. A small portion of the revenue we generate from selected operations may benefit from higher first quarter activity levels, as operators take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, some of our revenue in Alaska has declined during the second quarter due to warming weather conditions that resulted in thawing, softer ground, difficulty accessing drill sites and road bans that curtailed drilling activity.

Environmental, Health and Safety Regulation

While our operations are subject to numerous stringent and complex laws and regulations governing the discharge of materials into the environment, health and safety aspects of our operations, or otherwise relating to human health and environmental protection, we have put a strong focus on these issues.

We designed and built our Vernal facility as a fully-contained business park, except for the city sewer connection. Underlying our entire facility, including parking lots and runoff storage areas, is a complete capture and containment field that collects all building drainage and ground run off in isolated tanks. Captured drainage and runoff, as well as all hazardous waste generated in our manufacturing processes is regularly removed from our facility by a certified hazardous waste disposal company. However, the trend in environmental regulation has been to impose increasingly stringent restrictions and limitations on activities that may impact the environment, and thus, any changes in environmental laws and regulations or in enforcement policies that result in more stringent and costly waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position. Moreover, accidental releases or spills of regulated substances may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. Failure to comply with these laws or regulations or to obtain or comply with permits may result in the assessment of administrative, civil and criminal penalties, imposition of remedial or corrective action requirements, and the imposition of orders or injunctions to prohibit or restrict certain activities or force future compliance.

The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our business operations are subject and for which compliance could have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous Substances and Waste.  The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. We are required to manage the transportation, storage and disposal of hazardous and non-hazardous wastes in compliance with RCRA.

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. We currently own, lease, or operate numerous properties that have been used for manufacturing and other operations for many years. We also contract with waste removal services and landfills. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial operations to prevent future contamination. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.

Environmental reviews done in connection with a new housing project contiguous to our Vernal facility, identified some petroleum incursions. However, it has been determined that the source of the incursions is not from our property.

Water Discharges.  The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. A responsible party includes the owner or operator of a facility from which a discharge occurs. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges.

Employee Health and Safety.  We are subject to a number of federal and state laws and regulations, including OSHA and comparable state statutes, establishing requirements to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and the public. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to worker health and safety.

There is no assurance that any present or future noncompliance with Environmental Laws will not have a material adverse effect on the Company’s results of operations or financial condition. See “Risk Factors.”

Insurance and Risk Management

We maintain insurance coverage of types and amounts that we believe to be customary and reasonable for companies of our size and with similar operations. In accordance with industry practice, however, we do not maintain insurance coverage against all of the operating risks to which our business is exposed. Therefore, there is a risk our insurance program may not be sufficient to cover any particular loss or all losses.

Currently, our insurance program includes, among other things, general liability, umbrella liability, sudden and accidental pollution, personal property, vehicle, workers’ compensation, and employer’s liability coverage. Our insurance includes various limits and deductibles or retentions, which must be met prior to or in conjunction with recovery.

Employees

As of December 31, 2014, we had 95 full-time employees. We generally have been able to locate and engage highly qualified employees as needed and do not expect our growth efforts to be constrained by a lack of qualified personnel. None of our employees is covered by an ongoing collective bargaining agreement, and we have experienced no work stoppages. We consider our employee relations to be good.

ITEM 1A. Risk Factors

In this Item 1A. the terms “we,” “our,” “us,” and the “Company used herein refer to Superior Drilling Products, Inc. and its subsidiaries unless otherwise indicated or as the context so requires.

Risks Related to Our Business and Industry

A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income and result in an impairment of our goodwill and other assets.

Our business depends upon the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations. The level of capital expenditures is generally dependent on the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including:

•	worldwide economic activity;

•	the level of exploration and production activity;

•	interest rates and the cost of capital;

•	environmental regulation;

•	federal, state and foreign policies regarding exploration and development of oil and gas;

•	the ability of OPEC to set and maintain production levels and pricing;

•	governmental regulations regarding future oil and gas exploration and production;

•	the cost of exploring and producing oil and gas;

•	the cost of developing alternative energy sources;

•	the availability, expiration date and price of leases;

•	the discovery rate of new oil and gas reserves;

•	the success of drilling for oil and gas in unconventional resource plays such as shale formations;

•	technological advances; and

•	weather conditions.

Oil and gas prices and the level of drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. For example, for the five years ended December 31, 2014, the NYMEX-WTI oil price ranged from a high of $113.93 per barrel to a low of $53.27 per barrel, while the NYMEX-Henry Hub natural gas price ranged from a high of $6.15 per MMBtu to a low of $1.91 per MMBtu. Per Baker Hughes weekly rotary rig count report as of December 26, 2014 the US rig count was 1,840, which has now decrease as of March 20, 2015 to 1,069. We expect continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of our products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. These risks are greater during periods of low or declining commodity prices. Continued significant or prolonged declines in hydrocarbon prices have had, and may continue to have, a material adverse effect on our results of operations.

Our customers’ industries are undergoing continuing consolidation that may impact our results of operations.

The oil and gas industry is rapidly consolidating and, as a result, some of our largest customers have consolidated and are using their size and purchasing power to seek economies of scale and pricing concessions. This consolidation may result in reduced capital spending by some of our customers or the acquisition of one or more of our primary customers, which may lead to decreased demand for our products and services. For example during 2014, Halliburton announced its acquisition of Baker Hughes. Currently Baker Hughes is our sole customer for our bit refurbishment business and we do not know how this acquisition may impact our business. We cannot assure you that we will be able to maintain our level of sales to a customer that has consolidated or replace that revenue with increased business activity with other customers. As a result, the acquisition of one or more of our primary customers, such as Baker Hughes, may have a significant negative impact on our results of operations, financial position or cash flows. We are unable to predict what effect consolidations in the industry may have on price, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

We may be unable to successfully compete with other manufacturers of drilling equipment.

Several of our competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources than ours and which have been engaged in the manufacturing business for a much longer time than us. If these competitors substantially increase the resources they devote to developing and marketing competitive products and services, we may not be able to compete effectively. Similarly, consolidation among our competitors could enhance their product and service offerings and financial resources, further intensifying competition.

Our customer base is concentrated and the loss of, or nonperformance by, one or more of our significant customers could cause our revenue to decline substantially.

We contract exclusively with Baker Hughes, a multinational organization, for our entire drill bit remanufacturing business, and most of our original equipment drill bit manufacturing business. It is likely that we will continue to derive a portion of our revenue from a relatively small number of customers in the future. If a major customer decided not to continue to use our services or significantly reduces its drilling plans, our revenue would decline and our operating results and financial condition could be harmed. In addition, we are subject to credit risk due to the concentration of our customer base. Any increase in the nonpayment of and nonperformance by our counterparties, either as a result of changes in financial and economic conditions or otherwise, could have a material effect on our business, results of operations and financial condition and could adversely affect our liquidity.

Our operating history may not be sufficient for investors to evaluate our business and prospects.

We are a recently formed company with a short operating history. This may make it more difficult for investors to evaluate our business and prospects and to forecast our future operating results. As a result, historical financial data may not give you an accurate indication of what our actual results would have been if subsequent acquisitions had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. Our future results will depend on our ability to efficiently manage our operations and execute our business strategy.

There may be fluctuations in our operating results.

Significant annual and quarterly fluctuations in our results of operations may be caused by, among other factors, our volume of revenues, the timing of new product or service announcements, releases by us and our competitors in the marketplace of new products or services, seasonality and general economic conditions. There can be no assurance that the level of revenues achieved by us in any particular fiscal period will not be significantly lower than in other comparable fiscal periods. We believe quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied on as indicators of future performance. Our operating expenses are relatively fixed in the short term and are based on management’s expectations of future revenues. As a result, if future revenues are below expectations, net income or loss may be disproportionately affected by a reduction in revenues, as any corresponding reduction in expenses may not be proportionate to the reduction in revenues.

We must continue to develop new technologies, methodologies and products, on a timely and cost-effective basis to satisfy the needs of our customers.

The drilling industry is driven primarily by cost minimization, and our strategy is aimed at reducing drilling costs through the application of new drill bit assembly and drill string tool technologies. Our continued success will depend on our ability to meet our customers’ changing needs, on a timely and cost-effective basis, by successfully enhancing our current products and processes; developing, producing and marketing new products and processes’; and responding to evolving industry standards and other technological changes.

We cannot assure you that our products will be able to satisfy the specifications of our customers or that we will be able to perform the testing necessary to prove that the product specifications are satisfied in the future, or that the costs of modifications to our products to satisfy their requirements will not adversely affect our results of operations. Failure to meet our customer’s demand for services may adversely affect our business. We may encounter resource constraints, competition, or other difficulties that may delay our ability to expand our bit remanufacturing services to the level desired or required by our customer. If our products are unable to satisfy such requirements, or we are unable to perform any required testing, our customers may cancel their contracts and/or seek new suppliers, and our business, results of operations, cash flows or financial position may be adversely affected.

We are dependent on key personnel who may be difficult to replace.

Our success is dependent to a significant degree upon the business expertise and continued contributions of our founders and senior management team. In particular, we are dependent upon the efforts and services of our founders, Mr. Troy Meier, our Chairman and Chief Executive Officer, and Ms. Annette Meier, our President, because of their knowledge, experience, skills, and relationships with major clients and other members of our management team, as well as the other members of our executive team. Although we have employment arrangements certain members of senior management, as a practical matter, those agreements will not assure the retention of our employees and we may not be able to enforce all of the provisions in any such employment agreement, including the non-competition provisions. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel in is intense, and we cannot assure you that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. Our inability to retain these types of individuals could have a material adverse effect on our business, results of operations and financial condition.

Increases in the cost of raw materials used in our manufacturing processes could negatively impact our profitability.

We rely on the availability of volume and quality of synthetic diamond cutters for both our remanufactured drill bit business and for our new drill string tool manufacturing business. In addition, we must have a reliable source of steel available for our new manufacturing business which is both of sufficient quality, and available at a cost-effective price. We do not have fixed price contracts or arrangements for all of the raw materials and other supplies that we purchase. Baker Hughes provides the diamond cutters for our remanufacturing business. However, sourcing cost-effective supplies of quality steel in the relatively low volumes that our new tool manufacturing requires can be challenging. However, shortages of, and price increases for, steel and other raw materials and supplies that we use in our business may occur. Future shortages or price fluctuations in synthetic diamond cutters or steel could have a material adverse effect on our ability to conduct either our remanufacturing business or our new drill tools in a timely and cost effective manner.

We depend on third-party suppliers for timely deliveries of raw materials, and our results of operations could be adversely affected if we are unable to obtain adequate supplies in a timely manner.

Our manufacturing operations depend upon obtaining adequate supplies of raw materials from third parties. The ability of these third parties to deliver raw materials may be affected by events beyond our control. Any interruption in the supply of raw materials needed to manufacture our products could adversely affect our business, results of operations and reputation with our customers.

We may be exposed to unforeseen risks in our product manufacturing and processes, which could adversely affect our financial conditions and results of operations.

We operate our business from a single manufacturing facility. A natural disaster, extended utility failure or other significant event at our facility could significantly to manufacture sufficient quantities of key products or otherwise deliver products to meet customer demand or contractual requirements which may result in a loss of revenue and other adverse business consequences. In addition, the equipment and management systems necessary for our operations are subject to wear and tear, break down and obsolescence, which could cause them to perform poorly or fail, resulting in fluctuations in manufacturing efficiencies and production costs. Significant manufacturing fluctuations may affect our ability to deliver products to our customers on a timely basis and we may suffer financial penalties and a diminution of our commercial reputation and future product orders. Additionally, some of our business may in the future be conducted under fixed price contracts. Fluctuations in our manufacturing process, or inaccurate estimates and assumptions used in pricing our contracts, even if due to factors out of our control, may result in cost overruns which we may be required to absorb. Any shut down of our manufacturing facility, reductions in our manufacturing process or efficiency, or cost overruns could adversely affect our business, financial condition and results of operations.

Failure to generate sufficient revenue to make payments on the Hard Rock Note could result in our loss of the patents securing the Hard Rock Note.

The purchase price for the Hard Rock acquisition included a seller-carried promissory note for $12.5 million (the “Hard Rock Note”). The Hard Rock Note is secured by all of the patents, patents pending, other patent rights, and trademarks currently owned by Hard Rock. If we do not generate revenues sufficient to make the annual payments under the Hard Rock Note and fail to make any annual payment on time or at all, then we may be deemed to be in default and could potentially forfeit the patents which secure the Hard Rock Note. The failure to retain this intellectual property could cause a significant loss of our investment and might have a material adverse effect on our financial condition and results of operation, as well as our ability to grow our drill string tool business.

We may be unable to employ a sufficient number of skilled and qualified workers to sustain or expand our current operations.

Both of our remanufacturing and new manufacturing lines of business require personnel with specialized skills and experience. The supply of skilled and experienced personnel may not be sufficient to meet current or expected demand. Any significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If any of these events were to occur, our capacity could be diminished, our ability to respond quickly to customer demands or strong market conditions may be inhibited and our growth potential impaired, any of which could have a material adverse effect on our business, financial condition and results of operations.

If we are not able to manage our growth strategy successfully, our business, and results of operations may be adversely affected.

Our growth strategy includes acquisitions and the development and implementation of new product designs and improvements, which presents numerous managerial, administrative, operational and other challenges. Our ability to manage the growth of our operations will depend on our ability to develop systems and services and related technologies to meet evolving industry requirements and, if so, at prices acceptable to our customers to compete in the industry in which we operate. Our ability to compete effectively will also depend on our ability to continue to obtain patents on our proprietary technology and products. Although we do not consider any single patent to be material to our business as a whole, the inability to protect our future innovations through patents could have a material adverse effect. In addition, our growth will increase our need to attract, develop, motivate, and retain both our management and professional employees. The inability of our management to manage our growth effectively or the inability of our employees to achieve anticipated performance could have a material adverse effect on our business.

Acquisitions and investments may not result in anticipated benefits and may present risks not originally contemplated, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our growth strategy includes acquiring other companies that complement our service offerings or broaden our technical capabilities and geographic presence. From time to time, we evaluate purchases and sales of assets, businesses or other investments. These transactions may not result in the anticipated realization of savings, creation of efficiencies, offering of new products or services, generation of cash or income or reduction of risk. In addition, acquisitions may be financed by borrowings, requiring us to incur debt, or by the issuance of our common stock. These transactions involve numerous risks, and we cannot ensure that:

•	any acquisition would be successfully integrated into our operations and internal controls;

•	the due diligence conducted prior to an acquisition would uncover situations that could result in financial or legal exposure;

•	the use of cash for acquisitions would not adversely affect our cash available for capital expenditures and other uses;

•	any disposition, investment, acquisition or integration would not divert management resources from the operation of our business; or

•	any disposition, investment, acquisition or integration would not have a material adverse effect on our financial condition, results of operations or cash flows.

Our inability to integrate acquisitions successfully could impede us from realizing all of the benefits of the acquisitions which could have a material adverse effect on our financial condition and results of operations.

If we are unable to successfully integrate Hard Rock or other future acquisitions, we could be impeded from realizing all of the benefits of those acquisitions and could weaken our business operations. The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of the combining companies may result in unanticipated problems, expenses, liabilities and competitive responses, and may cause our stock price to decline. The difficulties of integrating an acquisition include, among others:

•	unanticipated issues in integration of information, communications, and other systems;

•	unanticipated incompatibility of logistics, marketing, and administration methods;

•	maintaining employee morale and retaining key employees;

•	integrating the business cultures of both companies;

•	preserving important strategic client relationships;

•	coordinating geographically separate organizations; and

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations.

Even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Failing to realize the benefits could have a material adverse effect on our financial condition and results of operations.

Conditions in the global financial system may have impacts on our business and financial position that we currently cannot predict.

Uncertainty in the credit markets may negatively impact the ability of our customers to finance purchases of our products and services and could result in a decrease in, or cancellation of, orders or adversely affect the collectability of our receivables. If the availability of credit to our customers is reduced, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services, which could have a negative impact on our financial position. Additionally, unsettled conditions could have an impact on our suppliers, causing them to be unable to meet their obligations to us. Although we do not currently anticipate a need to access the credit markets in the short term, a prolonged constriction on future lending by banks or investors could result in higher interest rates on future debt obligations or could restrict our ability to obtain sufficient financing to meet our long-term operational and capital needs.

If we are unable to raise additional capital, if required in the future, our business could be negatively affected, and we could be prevented from achieving our growth objectives.

Our principal sources of liquidity have been cash flow from operations and proceeds from the Offering. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, and repayment of debt. However, due to decrease in rig count, we cannot be certain of maintaining future revenues to provide operating cash and meet all cash requirements. Our capital needs will depend on many factors, including our clients demands for our services, the amount of revenue generated from operations and any future bank borrowings or equipment capital leases, none of which can be predicted with certainty. As a result of these factors, we are unable to predict accurately the amount or timing of our future capital needs, if any. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations. We may need to raise additional capital through equity and debt financing for product development, acquisitions and for our corporate general and administrative expenses. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels including retention of key personnel and consultants; (ii) successfully develop our business; (iii) fund certain obligations as they become due; and (iv) respond to competitive pressures or unanticipated capital requirements.

A terrorist attack or armed conflict could harm our business.

Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States or other countries may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers' operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

Materials and minerals used in our manufacturing process may become subject to laws and regulations that may expose us to significant costs and liabilities.

The diamonds comprising the diamond cutting discs used in our operations are synthetic and manufactured in the United States, South Africa and China. Neither those diamond cutters nor any other minerals used in our operations are currently identified as “conflict minerals” in the Dodd-Frank Wall Street Reform and Consumer Protection Act. However, we cannot predict or control if the United States Secretary of State will or will not identify one of the minerals used in our manufacturing process as a conflict mineral. Should the materials used in our manufacturing process be designated as a conflict mineral, we will be required to file Form SD with the SEC and conduct the required diligence to determine the source of the conflict mineral in connection with such disclosure. Any increased costs and expenses associated with this could have a material adverse impact on our financial condition and results of operations.

Our success will be affected by the use and protection of our proprietary technology. There are limitations to our intellectual property rights in our proprietary technology, and thus our right to exclude others from the use of such proprietary technology.

Our success will be affected by our development and implementation of new product designs and improvements and by our ability to protect and maintain critical intellectual property assets related to these developments. Although in many cases our products are not protected by any registered intellectual property rights, in other cases we rely on a combination of patents and trade secret laws to establish and protect this proprietary technology.

We currently hold multiple U.S. patents and have multiple pending patent applications for products and processes in the U.S. and certain non-U.S. countries. Patent rights give the owner of a patent the right to exclude third parties from making, using, selling, and offering for sale the inventions claimed in the patents in the applicable country. Patent rights do not necessarily grant the owner of a patent the right to practice the invention claimed in a patent, but merely the right to exclude others from practicing the invention claimed in the patent. It may also be possible for a third party to design around our patents. Furthermore, patent rights have strict territorial limits. Some of our work will be conducted in international waters and may, therefore, not fall within the scope of any country's patent jurisdiction. We may not be able to enforce our patents against infringement occurring in international waters and other “non-covered” territories. Also, we do not have patents in every jurisdiction in which we conduct business and our patent portfolio will not protect all aspects of our business and may relate to obsolete or unusual methods, which would not prevent third parties from entering the same market.

In addition, by customarily entering into confidentiality and/or license agreements with our employees, customers and potential customers and suppliers, we attempt to limit access to and distribution of our technology. Our rights in our confidential information, trade secrets, and confidential know-how will not prevent third parties from independently developing similar information. Publicly available information (e.g. information in expired issued patents, published patent applications, and scientific literature) can also be used by third parties to independently develop technology. We cannot provide assurance that this independently developed technology will not be equivalent or superior to our proprietary technology.

Our competitors may infringe upon, misappropriate, violate or challenge the validity or enforceability of our intellectual property and we may not able to adequately protect or enforce our intellectual property rights in the future.

Our businesses and our customers’ businesses are subject to environmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.

Our operations and the operations of our customers are also subject to federal, state, local and foreign laws and regulations relating to the protection of human health and the environment. These environmental laws and regulations affect the products and services we design, market and sell, as well as the facilities where we manufacture our products. For example, our operations are subject to numerous and complex laws and regulations that, among other things, may regulate the management and disposal of hazardous and non-hazardous wastes; require acquisition of environmental permits related to our operations; restrict the types, quantities and concentrations of various materials that can be released into the environment; limit or prohibit operation activities in certain ecologically sensitive and other protected areas; regulate specific health and safety criteria addressing worker protection; require compliance with operational and equipment standards; impose testing, reporting and record-keeping requirements; and require remedial measures to mitigate pollution from former and ongoing operations. We are required to invest financial and managerial resources to comply with such environmental, health and safety laws and regulations and anticipate that we will continue to be required to do so in the future. In addition, environmental laws and regulations could limit our customers’ exploration and production activities. These laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations. For example, legislation to regulate emissions of greenhouse gases has been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences. Also, the EPA has undertaken new efforts to collect information regarding greenhouse gas emissions and their effects. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA has expanded its regulations relating to those emissions and has adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. To date, there has been no significant legislative progress in cap and trade proposals or greenhouse gas emission reductions. The adoption of legislation or regulatory programs to reduce greenhouse gas emissions could also increase the cost of consuming, and thereby reduce demand for, the hydrocarbons that our customers produce. Consequently, such legislation or regulatory programs could have an adverse effect on our financial condition and results of operations. It is too early to determine whether, or in what form, further regulatory action regarding greenhouse gas emissions will be adopted or what specific impact a new regulatory action might have on us or our customers. Generally, the anticipated regulatory actions do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies that are our competitors. However, our business and prospects could be adversely affected to the extent laws are enacted or modified or other governmental action is taken that prohibits or restricts our customers’ exploration and production activities or imposes environmental protection requirements that result in increased costs to us or our customers.

Environmental laws may provide for “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. Some environmental laws and regulations provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws and regulations also may expose us to liability for the conduct of or conditions caused by others, or for our acts that were in compliance with all applicable laws and regulations at the time such acts were performed. Any of these laws and regulations could result in claims, fines or expenditures that could be material to results of operations, financial position and cash flows.

Our failure to implement and comply with our safety program could adversely affect our operating results or financial condition.

Our safety program is a fundamental element of our overall approach to risk management, and the implementation of the safety program is a significant issue in our dealings with our clients. Unsafe job sites and office environments have the potential to increase employee turnover, increase the cost of a project to our clients, expose us to types and levels of risk that are fundamentally unacceptable, and raise our operating costs. The implementation of our safety processes and procedures are monitored by various agencies and rating bureaus, and may be evaluated by certain clients in cases in which safety requirements have been established in our contracts. If we fail to comply with safety regulations or maintain an acceptable level of safety at our facilities we may incur fines, penalties or other liabilities, or may be held criminally liable. We may incur additional costs to upgrade equipment or conduct additional training, or otherwise incur costs in connection with compliance with safety regulations. Failure to maintain safe operations or achieve certain safety performance metrics could disqualify us from doing business with certain customers, particularly major oil companies.

Our products are used in operations that are subject to potential hazards inherent in the oil and gas industry and, as a result, we are exposed to potential liabilities that may affect our financial condition and reputation.

Our products are used in potentially hazardous drilling, completion and production applications in the oil and gas industry where an accident or a failure of a product can potentially have catastrophic consequences. Risks inherent to these applications, such as equipment malfunctions and failures, equipment misuse and defects, explosions, blowouts and uncontrollable flows of oil, natural gas or well fluids and natural disasters, on land or in deepwater or shallow-water environments, can cause personal injury, loss of life, suspension of operations, damage to formations, damage to facilities, business interruption and damage to or destruction of property, surface water and drinking water resources, equipment and the environment. In addition, we provide certain services that could cause, contribute to or be implicated in these events. If our products or services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract or other litigation claims, which could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and gas production, and pollution and other environmental damages. Our insurance policies may not be adequate to cover all liabilities. Further, insurance may not be generally available in the future or, if available, insurance premiums may make such insurance commercially unjustifiable. Moreover, even if we are successful in defending a claim, it could be time-consuming and costly to defend.

In addition, the frequency and severity of such incidents could affect operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to purchase our products or services if they view our safety record as unacceptable, which could cause us to lose customers and substantial revenues. In addition, these risks may be greater for us because we may acquire companies that have not allocated significant resources and management focus to quality, or safety requiring rehabilitative efforts during the integration process. We may incur liabilities for losses associated with these newly acquired companies before we are able to rehabilitate such companies' quality, safety and environmental programs.

Our information systems may experience an interruption or breach in security.

We rely on our proprietary production management technology, changing how users connect to knowledge (“CHUCK”) and on other information technology (“IT”) systems to conduct our business. Despite our security and back-up measures, our IT systems are vulnerable to computer viruses, natural disasters and other disruptions or failures. The failure of our IT systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of our operations and those of our customers, inappropriate disclosure of confidential information, increased overhead costs, loss of intellectual property and damage to our reputation, which could have a material adverse effect on our business and results of operations. In addition, we may be required to incur significant costs to prevent or respond to damage caused by these disruptions or security breaches in the future.

Our related party transactions with the Meiers and their affiliated entities may cause conflicts of interests that may adversely affect us.

We have entered into, and may, in the future, enter into various transactions and agreements with the Meiers and their affiliated entities. We believe that the transactions and agreements that we have entered into with the Meiers are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and the Meiers or their affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, which may have a material adverse effect on our ability to do business.

Risks Relating to Our Common Stock

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

Currently, we are a “smaller reporting company,” meaning that our outstanding common stock held by non-affiliates had a value of less than $75 million at the time of filing of our registration statement. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in our SEC filings, including, being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of our initial public offering in May 2014. We will cease to be an emerging growth company upon the earliest of: (a) the end of the fiscal year following the fifth anniversary of our initial public offering, (b) the first fiscal year after our annual gross revenue exceed $1.0 billion, (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (d) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we have elected to adopt new or revised accounting standards at such times as applicable to other non-emerging grown public companies.

Furthermore, a material weakness in internal controls may remain undetected for a longer period because of our extended exemption from the auditor attestation requirements under Section 404(b) of Sarbanes-Oxley.

As long as we are controlled by the Meiers, the ability of our stockholders to influence the outcome of matters will be limited.

The Meiers continue to own 51% of our outstanding common stock and serve on our Board of Directors. As long as they have voting control of our company, SDPI will have the ability to take many stockholder actions, including the election or removal of directors, irrespective of the vote of, and without prior notice to, any other stockholder. As a result, the Meiers will have the ability to influence or control all matters affecting us, including:

•	the composition of our board of directors and, through our board of directors, decision-making with respect to our business direction and policies, including the appointment and removal of our officers;
•	any determinations with respect to acquisitions of businesses, mergers or other business combinations and change of control transactions;
•	our acquisition or disposition of assets; and
•	our capital structure.

The market price of our common stock may be volatile.

The trading price of our common stock and the price at which we may sell common stock in the future are subject to large fluctuations in response to any of the following:

•	limited trading volume in our common stock;

•	quarterly variations in operating results;

•	general financial market conditions;

•	the prices of natural gas and oil;

•	announcements by us and our competitors;

•	our liquidity;

•	changes in government regulations;

•	our ability to raise additional funds;

•	our involvement in litigation; and

•	other events.

We do not anticipate paying dividends on our common stock in the near future.

We have not paid any dividends in the past and do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain any earnings for the future operation and development of our business. In addition, under Utah law no distribution may be made if, after giving it effect: (a) we would be unable to pay our debts as they come due, or (b) our total assets would be less than our total liabilities. We can provide no assurance that those restrictions will not prevent us from paying a dividend in future periods.

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Our articles of incorporation authorizes us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

Certain provisions in our organizational documents could delay or prevent a change in control.

The existence of some provisions in our organizational documents could delay or prevent a change in control of our company, even if that change would be beneficial to our shareholders. Our articles of incorporation and bylaws contain provisions that may make acquiring control of our company difficult, including:

•       provisions regulating the ability of our shareholders to nominate directors for election or to bring matters for action at annual meetings of our shareholders;

•       limitations on the ability of our shareholders to call a special meeting and act by written consent; and

•       the authorization given to our board of directors to issue and set the terms of preferred stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

The Company owns four buildings as part of its Vernal offices, which are used for manufacturing and executive offices. The Company’s management believes its current manufacturing and office facility is sufficient for its current operations.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation that arises from time to time in the ordinary course of our business activities. We are not currently involved in any litigation which management believes could have a material effect on our financial position or results of operations, except as follows:

In October 2013, Del-Rio Resources, Inc. (“Del-Rio”) filed suit, on its own behalf and derivatively on behalf of Philco Exploration, LLC (“Philco”), against the following co-defendants (a) Tronco Ohio, LLC and Tronco Energy Corporation (“Tronco”), (b) the lender on the Tronco loan, ACF Property Management, Inc. (p.k.a. Fortuna Asset Management, LLC, ) (“ACF”), (c) Troy and Annette Meier personally, and several of their family trusts, (d) Meier Family Holding Company, LLC and Meier Management Company, LLC, and (e) Superior Drilling Solutions, LLC (SDS) and Meier Property Series, LLC (MPS). That suit is currently pending in the Eighth Judicial District Court, Uintah County, Utah under Cause #130800125.

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

We believe that Del-Rio’s claims are without merit, and all defendants are actively defending in this matter. In particular, SDS’ and MPS’ only involvement was to grant guaranties and/or security interests in their respective separate personal and real property to ACF to additionally collateralize the Tronco loan before its purchase by us. In addition, since the Meiers’ and their personal trusts guaranty repayment of the Tronco loan, we believe that the basis of Del-Rio’s damages claims are nullified. Consequently, we do not believe that Del Rio’s purported claims against SDS and MPS will have any material adverse effect on our cash flow, business, or operations. As of December 31, 2014, there have been no updates or decisions made concerning this matter.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock trades on the NYSE MKT market under the symbol “SDPI”.  The following table sets forth the high and low sale prices of our common stock as quoted on the NYSE MKT.

	HIGH			LOW
2014
First Quarter	$	N/A	*	$	N/A	*
Second Quarter		6.82			4.49
Third Quarter		7.32			5.70
Fourth Quarter		6.04			3.55

*The Company was not public until May 29, 2014

Approximate Number of Equity Security Holders

As of March 20, 2015 there were 20 stockholders of record and 922 beneficial owners of the Company’s common stock.

Dividends

The Company does not presently pay dividends on its common stock.  The Company intends for the foreseeable future to continue the policy of not paying dividends and retaining earnings, if any, to finance the development and growth of its business.

Securities Authorized for Issuance under Equity Compensation Plans

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	131,250	(2)	4.81	1,592,878	(2)
Equity compensation plans not approved by security holders	-		-	—
Total as of December 31, 2014	131,250			1,592,878

(1) Consists of the 2014 Employee Stock Incentive Plan.

(2) Of the total 1,724,128 shares under the Plan, 131,250 shares of commons stock were outstanding at December 31, 2014

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans as of December 31, 2014.

Recent Sales of Unregistered Securities

On May 22, 2014, the Company issued 5,641,510 shares of its restricted common stock to Meier Family Holding Company, LLC and 3,173,350 shares of its restricted common stock to Meier Management Company, LLC

On May 29, 2014 the Company converted debt of $2,000,000 in exchange for 714,286 shares of the Company’s restricted common stock and 714,286 warrants at a conversion price of $4.00.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook

During the latter half of 2014, oil prices dramatically declined in the United States and as a result, the number of operating drill rigs began to be reduced. Our business is highly dependent upon the vibrancy of the oil & gas drilling operations in the U.S. While during the last several months of the year, we were able to continue to gain market share with our Drill N Ream tool, we began to see pressure from customers on pricing. For 2015, we expect this pressure to be sustained until the pricing of oil stabilizes around the world, providing greater certainty for our customers and their capital investment plans. The impact of pricing on our drill bit refurbishment business is especially pronounced as our exclusive customer for that business is a leading supplier of drill bits to the oil & gas exploration and production industry globally. We believe the value of our Drill N Ream and the new tools we are introducing in 2015, as well as our low market penetration, provide us opportunity to grow sales despite market conditions. Our goal is for these tools sales growth to help offset the decline we anticipate in our PDC drill bit refurbishment business.

We are currently in the process of financing a new manufacturing tool machine in the amount of $1.1 million, which we purchased during December 2014. Also, we are completing the renewal of a $5 million loan extending the term from August 2015 to 2018. The notes to be renewed are outstanding with American Bank of the North and relate to the note on our corporate offices and manufacturing facilities. During the first quarter of 2015 we have implemented a reduction in staffing and other cost saving measures. We will continue to monitor the developing oil and gas market and evaluate the need for further cost cutting measures.

Management believes that through current and planned operations the Company should be able to meet all of its debt payment and operating requirements during 2015. In the event we are not able to meet these obligations, we may need to raise additional capital through equity and debt financings to support our operations and for our corporate general and administrative expenses. Although as a public company we have access to the public markets for capital raises, we cannot provide any assurances that financing will be available to us in the future on acceptable terms or at all. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses level; (ii) fund certain obligations as they become due; (iii) further refinance debt to better meet our cash flow requirements; and (iv) respond to competitive pressures or unanticipated capital requirements.

RESULTS OF OPERATIONS

The following table represents our condensed consolidated statement of operations for the periods indicated:

	For the Years Ended December 31,
(in thousands)	2014		2013
Revenue	$20,037	100%	$11,923	100%
Operating costs and expenses	18,359	92%	8,231	69%
Income from continuing operations	1,678	8%	3,692	31%
Other income (expense)	(1,825)	(9)%	(24)	(0)%
Income tax expense (benefit)	474	2%	-	-%
Net income (loss)	$(621)	(3)%	$3,668	31%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

Revenue.  Our revenue increased approximately $8.1 million, during the twelve months ended December 31, 2014 compared with the same period in 2013. Manufacturing and refurbishment revenue increased by approximately $3.2 million due to an overall increase in U.S. land drilling activity in 2014 versus 2013 and specific customer demand. The Company received Drill N Ream royalties, rental and repair of $6.6 million during 2014, including $0.4 million of tool repairs and sales During 2013, Drill-N-Ream royalty was $1.7 million. The $4.9 million increase in revenue associated with the Drill N Ream was due to the Hard Rock Acquisition and replaced royalty revenue with rental tool revenue. For the twelve months ended December 31, 2014, Drill N Ream rental tool revenue was approximately $5.7 million.

Operating Costs and Expenses.  Total operating costs and expenses increased approximately $10.1 million during the twelve months ended December 31, 2014 compared with the same period in 2013.

Cost of revenue increased approximately $2.2 million for the twelve months ended December 31, 2014 in comparison with the same period in 2013. This increase reflects the development of the rental tool field sales and distribution infrastructure and the increase in costs associated with the revenue growth of the refurbishment and manufacturing businesses.

Selling, general and administrative expenses (“SG&A”) increased approximately $5.9 million for the twelve months ended December 31, 2014 compared with the same period in 2013. The increase was due primarily to additional personnel related costs required to support our organic growth combined with the growth of our rental tool business. Payroll and related costs increased by approximately $2.2 million, which was primarily due to new hires of engineering, sales, marketing and administrative employees as well as an overall increase in salaries. Also, professional fees increased by approximately $1.3 million due to an increase in legal, audit, accounting and consulting fees associated with the process of becoming and maintaining a public company.

Depreciation and amortization expense increased approximately $2 million primarily attributable to the additional Hard Rock assets.

Other Income (Expenses).  Other income and expense primarily consists of rent income, interest income and interest expense. We receive rent from three real property leases: one building on our Vernal campus, the second for lease of the Superior Auto Body (“SAB”) facilities by a related party, and the third for property in Bakersfield, CA. For the twelve months ended December 31, 2014, rent income decreased by approximately $0.09 million as compared with twelve months ended December 31, 2013. This is primarily due to the sale of our Bakersfield facility in 2014. Interest income for the twelve months ended December 31, 2014 and December 31, 2013 was approximately $0.2 and $0, respectively, which increase was mainly due to interest received from the Tronco loan (see Notes 8 and 9 to our to the consolidated financial statements in Item 8). The interest expense for the twelve months ended December 31, 2014 and December 30, 2013 was approximately $2.3 and $0.8, respectively, reflecting higher debt levels in 2014 from the Hard Rock Acquisition.

Components of Income and Expense

Operating Revenue.  We generate revenue from the refurbishment, manufacturing, repair and rentals of drill string tools. As noted earlier, prior to the acquisition of Hard Rock and the Drill N Ream tool on May 29, 2014, we received revenue from HRSI’s for the manufacturing of the tool and royalties based on HRSI’s rental income.

Manufacturing.   Our manufactured products are produced in a standard manufacturing operation, even when produced to our customer’s specifications.

•

Drill Bits.  Since 1996, we have refurbished PDC drill bits for Baker Hughes. We are currently operating under a four-year vendor agreement with Baker Hughes (the “Vendor Agreement”), which expires 2017. In addition, we have a right of first refusal to provide remanufacturing services to all of Baker Hughes operations in the western United States, except Texas and Oklahoma, and agree not to perform drill bit remanufacturing services for any other party in the oil, gas, water and geothermal drilling industries. Baker Hughes agrees to provide us with all the PDC diamond cutters needed to remanufacture their drill bits, and they retain a security interest in all of those PDC cutters. The Vendor Agreement also grants Baker Hughes the right, for up to 60 days after termination of the Vendor Agreement, to purchase our Vernal manufacturing facility and the remanufacturing machinery located in our remanufacturing facility, for a to-be-determined fair market value, and subject to certain other requirements and conditions. The Vendor Agreement also include a non-competition provision that precludes us from performing remanufacturing or other services relating to PDC drill bits used in the oil, gas, water and geothermal drilling industries, except to the extent that we were already conducting a line of business before the customer entered into that line of business. We recognize revenue for our PDC drill bit services at the time that the services are rendered, typically upon shipment of the drill bit. We also design and manufacture new PDC drill bits for Baker Hughes on an ongoing purchase order basis. Baker Hughes pays an approximate prevailing market rate for these new bits. By contract, we can only refurbish and manufacture oil or gas drill bits for Baker Hughes, but we are not contractually prohibited from manufacturing drill bits for the mining industry.

•

Drill N Ream Units.  Prior to the acquisition of HR, HRSI would place orders for Drill N Ream units with us upon receiving a customer request, and we would sell the ordered Drill N Ream units to HRSI at prevailing market prices. In addition, HRSI would pay us royalties equal to 25% of their tool rental revenue, less certain HRSI operating expenses. These royalty revenues are included in the first five months of revenue for 2014. Upon our acquisition of Hard Rock, this arrangement ceased. We now incur the entire cost of manufacturing the Drill N Ream units, however, we also own those Drill N Ream units, and collect 100% of the total rental income paid by customers under existing and future Drill N Ream rental service agreements.

•	Other Machined Tools. We also design and manufacture other new tools and component parts for other oil and gas industry participants from time to time. We recognize revenue for the manufacture of other machined tools and parts upon their shipment to the customer. Shipping and handling costs related to product sales are recorded gross as a component of both the sales price and cost of the product sold.

Rental Tools. We provide rental tool services for our customers. We currently have the Drill N Ream tool available for rent to our customers. Rental includes delivery to customers’ drill rig operations and replacement of tools when in need of repair. See also “— Critical Accounting Policies and Estimates — Revenue Recognition.”

Cost of revenue.  We expense direct costs of production when incurred. Direct costs for manufacturing and refurbishment consist primarily of labor, materials and cutting tools. Also, included in the production costs are manufacturing and refurbishment overhead costs. In addition we include the field sales and distribution infrastructure cost associated with our rental tool business.

Selling, general and administrative expenses.  Included within this category are our new product development expenses specifically related to our research and engineering activities. We expense all expenses under this category when incurred. Generally these expenses include the payroll costs of administrative support staff, upper management, engineering personnel and corporate sales and marketing personnel, including payroll taxes and employee benefits. Also included are expenses pertaining to professional services, legal and accounting fees and administrative operating costs including those expenses necessary to maintain our status as a NYSE MKT company.

Factors Affecting Comparability

We believe that the following selected factors can be expected to have a significant effect on the comparability of our recent or future results of operations:

Reorganization.

In connection with the closing of the Offering in May 2014, we completed the Reorganization in which we acquired all of the limited liability company membership interests of SDS, SDF, ET, MPS, , and ML and, as a result, became the holding company under which those subsidiaries conduct operations. Each of the subsidiaries is considered to be a historical accounting predecessor for financial statement reporting purposes.

Hard Rock Acquisition.

In May 2014, we purchased 100% of the limited liability company membership interests of HRS (the “Hard Rock Acquisition”), HRSI’s subsidiary, pursuant to a membership interest purchase agreement with HRSI. HRSI began operations in 2001 and has been marketing and renting the Drill N Ream tool since 2011. The HRS purchase price was $25 million, consisting of $12.5 million in cash at closing, and a seller-carried promissory note for $12.5 million (the “HR Note”). The HRS Note accrues interest at the JP Morgan Chase Bank, N.A. annual prime rate. Under the terms of the HRS Note, we will pay annual principal installments of $5 million plus interest on each anniversary date of May 30, 2015 and 2016. One final payment of $2.5 million plus interest will be paid on May 30, 2017. The HRS Note is secured by all of the patents, patents pending, other patent rights, and trademarks to be owned by HRS after our acquisition of HRS. After the acquisition, HRS continues to conduct its operations as our wholly-owned subsidiary.

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

Liquidity and Capital Resources

At December 31, 2014, we had negative working capital of approximately $2.5 million, which is mainly due to $10.9 million current portion of our debt. This amount includes the $5 million of principal on the HR Note and two notes that are due within the next 12 months of approximately $5 million, which are currently in the process of completing a renewal extending the term from August 2015 to 2018. The notes to be renewed are outstanding with American Bank of the North and relate to the note on our corporate offices and manufacturing facilities. Once these two notes are refinanced, it is expected to change our negative working capital from $2.5 million to a positive working capital of approximately $2.5 million. As of December 31, 2014, we had current assets of approximately $11.9 consisting of cash, account receivable, inventory, deferred tax asset and other current assets, and current liabilities of approximately $14.4 consisting of accounts payable, accrued expenses, income tax payable, amounts payable to our founders, current deferred tax liability, current portion of capital lease obligation, and current long term debt obligation. As of December 31, 2014, we had cash of approximately $5.8 million.

During 2014 our principal sources of liquidity were cash flow from operations and proceeds from the Offering. Our principal uses of cash are operating expenses, working capital requirements, and capital expenditures, repayment of debt and research and development for the Strider tool. We believe that our sources of liquidity, including cash flow from operations, existing cash, and cash equivalents and renegotiation of certain debt obligations will be sufficient to meet our projected cash requirements for at least the next 12 months.

Superior Auto Body

During 2014, the Company decided to divest itself of Superior Auto Body and has begun the process, which should be completed in 2015.

Contractual Obligations

The following table presents our contractual obl obligations as of December 31, 2014. Our obligations to make payments in the future may vary due to certain assumptions including the duration of our obligations and anticipated actions by third parties according to the following table (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total

Debt (1)	$10,942	$5,954	$5,143	$329	$314	$1,145	$23,828
Capital Lease (1)	386	386	257	-	-	-	1,031
Operating Leases	547	220	159	140	139	76	1,282

Total	$11,875	$6,560	$5,559	$469	$453	$1,221	$26,141

(1)	Amounts represent the expected cash payments of principal amounts associated with our long-term debt and capital lease obligations.

The aggregate outstanding balance of our notes payable as of December 31, 2014 was approximately $23.8 million with interest rates ranging from 0% to 8.4%.

Cash Flow

Operating Cash Flows

For the year ended December 31, 2014, net cash provided by our operating activities was approximately $4.3 million. The Company had approximately $0.6 million of net loss, approximately $1.4 million increase in accounts receivable, an increase in accounts payable and accrued expenses of approximately $2.1 million and depreciation and amortization expense of approximately $3.2 million.

Investing Cash Flows

For the year ended December 31, 2014, net cash used in our investing activities was approximately $22.9 million, of which approximately $12.5 million was used for the HR Acquisition, and approximately $8.3 million for the purchase of the Tronco note receivable and approximately $3.7 million was used for property, plant and equipment purchases.

Financing Cash Flows

For the year ended December 31, 2014, net cash provided by our financing activities was approximately $24.3 million, primarily attributable to gross proceeds from the Offering, which was $31.1 million. Costs of the Offering were approximately $3.6 million and cash used for financing activities was for payments on long-term debt and long-term capital lease obligations of approximately $3.7 million.

Off Balance Sheet Arrangements

None

Critical Accounting Policies

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. While we believe that the estimates and assumptions used in the preparation of our consolidated financial statements are appropriate, actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements. Our estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in our consolidated financial statements include, but are not limited to: revenue recognition, determining the allowance for doubtful accounts, valuation of inventory, and recoverability of long-lived assets, useful lives used in calculating depreciation and amortization, note receivable - Tronco Loan Guaranty, and accounting for the HR Acquisition.

Revenue Recognition.

Refurbishing — Refurbishing services are performed in our facilities for Baker Hughes under the Vendor Agreement. Under the Vendor Agreement, revenue is determined based on a standard hourly rate to complete the work. Revenue for refurbishing services is recognized as the services are rendered and upon shipment to the customer. Shipping and handling costs related to refurbishing services are paid directly by Baker Hughes at the time of shipment.

Manufacturing — Revenue from manufactured products are sold at prevailing market rates. We recognize revenue for these products upon customer pickup, which is when title passes, when collectability is reasonably assured and when there are no further significant obligations for future performance. Typically this is at the time of customer acceptance. Shipping and handling costs related to product sales are recorded as a component of both the sales price and cost of the product sold.

Rental income — HR operates as a rental tool company to oil and natural gas companies. While the duration of the rents vary by job and number of runs, these rents are generally less than one month. The rental agreements do not have any minimum rental payments or term. Revenue is recognized upon completion of the job. The tools are rented to entities operating in North Dakota, Wyoming, Texas, Montana, Oklahoma, Utah, New Mexico and Colorado.

Accounts Receivable; Allowance for Doubtful Accounts — Accounts receivable are generally due within 60 days of the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. As of December 31, 2014 and 2013, management determined that no allowance for doubtful accounts was deemed necessary due to our expectation that the Company will collect all amounts owed.

Valuation of Inventory — Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost, determined using the weighted-average cost method, or market. Finished goods inventories include raw materials, direct labor and production overhead. The Company regularly reviews inventories on hand and current market conditions to determine if the cost of finished goods inventories exceed current market prices and impairs the cost basis of the inventory accordingly

Property, Plant and Equipment — Property and equipment are stated at cost. The cost of ordinary maintenance and repair is charged to operating expense, while replacement of critical components and major improvements are capitalized. Depreciation or amortization of property and equipment, including assets held under capital leases, is calculated using the straight-line method over the asset’s estimated useful life as follows:

Buildings and leasehold improvements	2-39 years
Machinery, equipment and rental tools	18 months -10 years
Furniture and fixtures	7 years
Transportation equipment	5 - 30 years
Computer equipment and software	3-5 years

Property and equipment are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. Indicative events or circumstances include, but are not limited to, matters such as a significant decline in market value or a significant change in business climate. An impairment loss is recognized when the carrying value of an asset exceeds the estimated undiscounted future cash flows from the use of the asset and its eventual disposition. The amount of impairment loss recognized is the excess of the asset’s carrying value over its fair value. Assets to be disposed of are reported at the lower of the carrying value or the fair value less cost to sell. Upon sale or other disposition of an asset, the Company recognizes a gain or loss on disposal measured as the difference between the net carrying value of the asset and the net proceeds received.

During the fourth quarter of 2014, the Company determined that the estimated life of its Drill-N-Tool is eighteen months compared with the original nine months, based on recent historical experience.

Goodwill and Related Intangible Assets — Goodwill is the excess cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. We did not recognize any goodwill as the result of the Reorganization. To determine the amount of goodwill resulting from the HR Acquisition, we hired an outside third party to perform an assessment to determine the fair value of Hard Rock’s tangible and intangible assets and liabilities and goodwill was allocated to be $7,095,000.

The Company reviewed the value of goodwill as of December 31, 2014 and determined no impairment was needed. The same procedure will be followed for any future acquisitions. Annually, and more often as necessary, we will perform an evaluation of our intangible assets and goodwill for indications of impairment. If indications exist, we will perform an assessment of the fair value of the intangible assets and the goodwill and if necessary, record an impairment charge. Future impairment tests could result in impairment of our Goodwill and related Intangible Assets.

Note Receivable - Tronco — See the discussion of the Tronco note receivable in Note 9 to our consolidated financial statements included in Item 8.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments such as interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of December 31, 2014 that is subject to fluctuating interest rates is the Hard Rock Note. A 1% change in the interest rate would yield an additional $95,000 of interest expense. See Note 7 to our consolidated financial statements included in Item 8.

Concentration of Credit Risk — In the past, we were dependent on just a few main customers, however, we believe that our purchase of Hard Rock and our development of new products has broadened our customer base, which will have a positive effect on diversifying our concentration of credit risk in the future.

ITEM 8.	FINANCIAL STATEMENTS

SUPERIOR DRILLING PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

Superior Drilling Products, Inc.

We have audited the accompanying consolidated balance sheets of Superior Drilling Products, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Drilling Products, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Dallas, Texas

March 30, 2015

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31,

ASSETS	2014	2013
Current assets
Cash	$5,792,388	$11,256
Accounts receivable	4,403,001	2,978,666
Prepaid expenses	163,934	182,530
Inventory	1,219,079	96,028
Deferred tax asset	271,298	-
Other current assets	45,000	61,038
Total current assets	11,894,700	3,329,518
Property, plant and equipment, net	15,963,629	15,048,871
Real estate investments	-	2,187,926
Intangible assets, net	13,472,778	-
Goodwill	7,802,903	-
Note receivable	8,296,717	-
Other assets	112,606	194,935
Total assets	$57,543,333	$20,761,250
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$893,376	$445,947
Accrued expenses	1,967,091	277,579
Income tax payable	1,000	-
Current portion of capital lease obligation	292,979	258,235
Current portion of related party debt	492,452	-
Current portion of guaranteed debt obligation	-	4,395,637
Current portion of long-term debt	10,720,243	3,316,578
Total current liabilities	14,367,141	8,693,976
Deferred tax liability	744,577	-
Capital lease obligation, less current portion	578,273	871,252
Related party debt, less current portion	1,117,820	-
Long-term debt, less current portion	10,669,311	10,939,216
Total liabilities	27,477,122	20,504,444
Commitments and contingencies – see Note 10
Stockholders' equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 17,291,646 and 1,000 shares outstanding, respectively	17,292	1
Additional paid-in-capital	30,815,609	256,806
Stock subscription receivable	-	(1)
Retained deficit	(766,690)	-
Total stockholders' equity	30,066,211	256,806
Total liabilities and stockholders' equity	$57,543,333	$20,761,250

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2014	2013

Revenue	$20,036,895	$11,922,969

Operating cost and expenses
Cost of revenue	7,015,722	4,855,043
Selling, general, and administrative expenses	8,103,166	2,168,350
Depreciation and amortization expense	3,240,445	1,207,288

Total operating costs and expenses	18,359,333	8,230,681

Operating income	1,677,562	3,692,288

Other income (expense)
Interest income	173,315	-
Interest expense	(2,279,597)	(786,140)
Other income	380,723	474,312
Gain (loss) on sale of PP&E	(53,287)	(54,205)
Change in guaranteed debt	(45,834)	341,895
Total other income (expense)	(1,824,680)	(24,138)

Income (loss) before income taxes	(147,118)	3,668,150
Income tax expense (benefit)	474,279	-

Net income (loss)	$(621,397)	$3,668,150

Basic earnings per common share	$(0.04)	N/A *
Basic Weighted Average Common Shares Outstanding	13,831,259	-
Diluted earnings Per Common Share	$(0.04)	N/A *
Diluted Weighted Average Common Shares Outstanding	13,831,259	-

*	Information is not comparable for the years ending December 31, 2013 as a result of the Reorganization of the Company on May 22, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional		Stock	Total
		Par	Paid-in	Retained	Subscription	Stockholders
	Shares	Value	Capital	Deficit	Receivable	Equity
Balance - January 1, 2013	0	$-	$(1,382,065)	$-	$-	$(1,382,065)

Contributions			2,278,629			2,278,629
Distributions			(4,307,908)			(4,307,908)
Earnings prior to reorganization			3,668,150			3,668,150
Stock issued to founders as part of organization of Corporation	1,000	1		-	(1)	-

Balance - December 31, 2013	1,000	$1	$256,806	$-	$(1)	$256,806

Stock issued to founders as part of reorganization	8,813,860	8,814	(8,815)	-	1	-
Sale of common stock	7,762,500	7,763	31,042,237	-	-	31,050,000
Offering costs paid out of proceeds	-	-	(3,578,865)	-	-	(3,578,865)
Tronco guarantee release	-	-	4,449,626	-	-	4,449,626
Stock and warrants issued for debt conversion	714,286	714	2,248,927	-	-	2,249,641
Non-cash contributions	-	-	639,401	-	-	639,401
Payable to founders	-	-	(2,000,000)	-	-	(2,000,000)
Distributions paid to founders prior to reorganization	-	-	(1,976,283)	-	-	(1,976,283)
Real estate and related debt not included in reorganization	-	-	(447,208)	-	-	(447,208)
Earnings prior to reorganization	-	-	145,294	-	-	145,294
Stock issued for services	-	-	44,490	-	-	44,490
Net income after reorganization	-	-	-	(766,690)	-	(766,690)

Balance - December 31, 2014	17,291,646	$17,292	$30,815,609	$(766,690)	$-	$30,066,211

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$(621,397)	$3,668,150
Adjustments to reconcile net income (loss) to net cash provided in operating activities:
Depreciation and amortization expense	3,240,445	1,102,905
Amortization of debt discount	767,975	-
Deferred tax benefit	473,279	-
Common stock issued for services	44,490	-
Change in guaranteed debt	45,837	(341,895)
Loss on disposition of assets	53,287	54,205
Changes in operating assets and liabilities:
Accounts receivable	(1,424,335)	(1,824,172)
Inventory	(483,651)	-
Prepaid expenses and other current assets	43,634	(80,849)
Other assets	90,481	(78,168)
Accounts payable and accrued expenses	2,137,939	296,962
Other liabilities	-	-
Net Cash Provided by Operating Activities	4,367,984	2,797,138
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(3,730,882)	(196,547)
Proceeds from sale of fixed assets	1,648,075	28,141
Note receivable to Tronco	(8,296,717)	-
Purchase of Hard Rock assets	(12,500,000)	-
Net Cash Used in Investing Activities	(22,879,524)	(168,406)

Cash Flows From Financing Activities
Principal payments on debt	(3,527,830)	(607,484)
Principal payments on capital lease obligations	(258,234)	(228,101)
Proceeds received from borrowings on debt	2,000,000	231,125
Proceeds received from issuance of common stock	31,050,000	-
Principal payments on long-term debt–related party	-	(53,925)
Initial Public Offering costs	(3,578,865)	-
Capital contributions		2,278,629
Capital distributions	(1,392,399)	(4,307,908)
Net Cash Provided (Used) in Financing Activities	24,292,672	(2,687,664)

Net Increase (decrease) in Cash	5,781,132	(58,932)
Cash at Beginning of Period	11,256	70,188
Cash at End of Period	$5,792,388	$11,256
Supplemental information:
Cash paid for Interest	$1,837,407	$771,040
Non-cash PP&E additions	$-	$775,541
Non-cash refinancing of lease to debt	$-	$455,195
Stock issued to founders upon reorganization (see Note 2)	$8,814	$-
Conversion of bridge loan for stock and warrants (see Note 2)	$2,249,641	$-
Non-cash contributions of inventory by Meiers (see Note 11)	$639,401	$-
Non-cash $2 million payable by Meiers upon reorganization (see Note 2)	$2,000,000	$-
Real estate and related debt not included in reorganization (see Note 2)	$447,208	$-
Relief of Tronco guarantee upon IPO (see Note 9)	$4,449,626	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Superior Drilling Products, Inc. (the “Company”, “we”, “our” or “us”) is a drilling and completion tool technology company. We manufacture, repair, sell and rent drilling tools. All of the drilling tools that we rent are manufactured by us. Our customers are engaged in the domestic and international exploration and production of oil and natural gas. We were incorporated on December 10, 2013 under the name SD Company, Inc. in order to facilitate (a) the reorganization of the entities that are now our consolidated subsidiaries (see Note 2) and (b) the subsequent acquisition of Hard Rock Solutions, LLC (see Note 3). We changed our name from SD Company Inc. to Superior Drilling Products, Inc. on May 22, 2014 in conjunction with closing of that reorganization. Our headquarters and principal manufacturing operations are located in Vernal, Utah.

Basis of Presentation

The accompanying consolidated financial statements of the Company include the accounts of the Company, and of its wholly-owned subsidiaries (a) Superior Drilling Solutions, LLC (previously known as Superior Drilling Products, LLC), a Utah limited liability company (“SDS”), together with its wholly owned subsidiary, Superior Drilling Products of California, LLC, a California limited liability company (“SDPC”), (b) Superior Design and Fabrication, LLC, a Utah limited liability company (“SDF”), (c) Extreme Technologies, LLC, a Utah limited liability company (“ET”), (d) Meier Property Series, LLC, a Utah limited liability company (“MPS”), (e) Meier Leasing, LLC, a Utah limited liability company (“ML”), and (f) Hard Rock Solutions, LLC, a Utah limited liability company (“HR”). These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and all significant intercompany accounts have been eliminated in combination.

As a company with less than $1.0 billion in revenue during its last fiscal year, we qualify as an emerging growth company as defined in the recently enacted Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of exemptions from various reporting requirements applicable to other public companies that are not an “emerging growth company.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. The more significant estimates affecting amounts reported in our consolidated financial statements include, but are not limited to: determining the allowance for doubtful accounts, recoverability of long-lived assets, useful lives used in calculating depreciation and amortization, valuation of inventory, Note receivable - Tronco and accounting for the HR Acquisition as defined in Note 3.

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

Manufacturing — Revenue from manufactured products are sold at prevailing market rates. We recognize revenue for these products upon customer pick, which is when title passes, when collectability is reasonably assured and when there are no further significant obligations for future performance. Typically this is at the time of customer acceptance. Shipping and handling costs related to product sales are recorded as a component of both the sales price and cost of the product sold.

Rental income — Hard Rock operates as a rental tool company to oil and natural gas companies. While the duration of the rents vary by job and number of runs, these rents are generally less than one month. The rental agreements do not have any minimum rental payments or term. Revenue is recognized upon completion of the job. The tools are rented to entities operating in North Dakota, Wyoming, Texas, Montana, Oklahoma, Utah, New Mexico and Colorado.

Customer Concentration Risk — In the past, we were dependent on just a few main customers, primarily Baker Hughes, however, we believe that our purchase of HR and our development of new products has broadened our customer base, which will have a positive effect on diversifying our concentration of credit risk in the future. During 2014 Baker Hughes was a significant customer representing 60% of our revenue and included in accounts receivable at December 31, 2014 was $2.8 million.

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit and high quality with maturities of three months or less. We maintain cash deposits with financial institutions that may exceed federally insured limits at times. We have chosen credible institutions and believe our risk of loss is negligible.

Accounts Receivable; Allowance for Doubtful Accounts

Accounts receivable are generally due within 60 days of the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. As of December 31, 2014 and 2013, management determined that no allowance for doubtful accounts was deemed necessary due to our expectation that the Company will collect all amounts owed.

Inventory

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost, determined using the weighted-average cost method, or market. Finished goods inventories include raw materials, direct labor and production overhead. The Company regularly reviews inventories on hand and current market conditions to determine if the cost of finished goods inventories exceed current market prices and impairs the cost basis of the inventory accordingly.

Property, Plant and Equipment

Property and equipment are stated at cost. The cost of ordinary maintenance and repair is charged to operating expense, while replacement of critical components and major improvements are capitalized. Depreciation or amortization of property and equipment, including assets held under capital leases, is calculated using the straight-line method over the asset’s estimated useful life as follows:

Buildings and leasehold improvements	2-39 years
Machinery, equipment and rental tools	18 months -10 years
Furniture and fixtures	7 years
Transportation equipment	5 - 30 years
Computer equipment and software	3-5 years

Property and equipment are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. Indicative events or circumstances include, but are not limited to, matters such as a significant decline in market value or a significant change in business climate. An impairment loss is recognized when the carrying value of an asset exceeds the estimated undiscounted future cash flows from the use of the asset and its eventual disposition. The amount of impairment loss recognized is the excess of the asset’s carrying value over its fair value. Assets to be disposed of are reported at the lower of the carrying value or the fair value less cost to sell. Upon sale or other disposition of an asset, the Company recognizes a gain or loss on disposal measured as the difference between the net carrying value of the asset and the net proceeds received.

Goodwill and Related Intangible Assets

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

For goodwill, an assessment for impairment is performed annually or whenever an event indicating impairment may have occurred. The Company completes its annual impairment test for goodwill and other indefinite-lived intangibles using an assessment date of December 31. Goodwill is reviewed for impairment by comparing the carrying value of the reporting unit’s net assets (including allocated goodwill) to the fair value of the reporting unit. The fair value of the reporting units is determined using a discounted cash flow approach. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. If the reporting unit’s carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of the reporting unit in a hypothetical purchase price allocation analysis. The Company recognizes a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value. The impairment test is a fair value test which includes assumptions such as growth and discount rates. Any impairment losses are reflected in operating income.

As part of our internal annual business outlook for our Company we performed during the fourth quarter, we considered changes in the global economic environment which affected our stock price and market capitalization. During the last half of 2014, global oil and natural gas commodity prices, particularly crude oil, decreased significantly. This decrease in commodity prices has had, and is expected to continue to have a negative impact on industry drilling and capital expenditure activity, which affects the demand for products and services of our Company. As part of the first step of goodwill impairment testing, we updated our income approach assessment of the future cash flows for our Company, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable for our Company. Critical assumptions include a recovery and market expansion of the Drill N Ream tool during 2016 and beyond.

The Company’s market capitalization is also used to corroborate reporting unit valuation. The Company believes that the estimates and assumptions used in impairment assessments are reasonable. The Company reviewed the value of goodwill as of December 31, 2014 and determined no impairment was needed.

Intangible assets with definite lives comprised of developed technology, customer contracts and relationships, and trade names and trademarks are amortized on a straight-line basis over the life of the intangible asset, generally three to seventeen years. These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Research and Development

We expense research and development costs as they are incurred. For the year ended December 31, 2014 and 2013, these expenses were $0.6 million and $0.1 million, respectively.

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted gain per share is calculated to give effect to potentially issuable common shares, which include stock warrants. As of December 31, 2014, the Company had warrants exercisable for 714,286 shares of common stock at $4.00 per share. These warrants have a 4 year term expiring in February 2018. These warrants were anti-dilutive for year ended December 31, 2014.

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

Share-Based Compensation

The Company follows ASC 718, Compensation- Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards, including restricted stock units, based on estimated grant date fair values. Restricted stock units are valued using the market price of our common shares on the date of grant. The Company records compensation expense, net of estimated forfeitures, over the requisite service period in selling, general and administrative expenses in consolidated statement of operations.

Recently Enacted Accounting Standards

In November 2014, the FASB issued ASU No. 2014-17, "Business Combinations: Pushdown Accounting." This ASU provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. This ASU is effective on November 18, 2014. Implementation of this standard is not expected to have a material effect on the consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which they are expected to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, and early application is not permitted.

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

Liquidity and Capital Resources

At December 31, 2014, we had negative working capital of approximately $2.5 million, which is mainly due to a large current portion of our debt. We have two notes that are due within the next 12 months of approximately $5 million, which are currently in the process of being refinanced. Once these two notes are refinanced, it is expected to change our negative working capital from $2.5 million to a positive working capital of approximately $2.5 million. During 2014 our principal sources of liquidity were cash flow from operations and proceeds from the Offering. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, and repayment of debt. We believe that our sources of liquidity, including cash flow from operations, existing cash, and cash equivalents and renegotiation of certain debt obligations will be sufficient to meet our projected cash requirements for at least the next 12 months.

In the event we are not able to meet these obligations, we may need to raise additional capital through equity and debt financings to support our operations and for our corporate general and administrative expenses. Although as a public company we have access to the public markets for capital raises, we cannot provide any assurances that financing will be available to us in the future on acceptable terms or at all. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain or decrease our general and administrative expenses depending on market demands for our products and services; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. At December 31, 2014, we had negative working capital of approximately $2.5 million.

NOTE 2. CORPORATE REORGANIZATION

On December 10, 2013, the date the Company was incorporated, a stock subscription was received by us for 1,000 shares of our common stock from Meier Family Holdings, LLC and Meier Management Company (collectively, the “Founders”).

On May 22, 2014, we closed the reorganization of SDS, SDF, ET, MPS, and ML into wholly-owned subsidiaries of the Company under the terms of an agreement and plan of reorganization, dated December 15, 2013 (the “Reorganization”). In exchange for their ownership interest in those entities, the Founders trusts received 8,813,860 shares of our common stock, in addition to the initial 1,000 shares of our common stock. Each of the subsidiaries is considered to be the historical accounting predecessor for financial statement reporting purposes. See Note 12 for further discussion of the income tax impact of Reorganization.

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

The gross proceeds of the Offering, based on the public offering price of $4.00 per share, were approximately $31.1 million. After subtracting underwriting discounts and commissions of $2.4 million, the Company received net proceeds of approximately $28.7 million from the Offering. The Company used $12.5 million of the net proceeds to acquire Hard Rock (See Note 3).

The Naples property loan was used by a now-defunct limited liability company in which Troy Meier was an investor to purchase approximately 11 unimproved acres in Naples, Utah for a now-terminated property development venture. When the venture failed, the Company took title to the property and assumed this loan. This loan was secured by the purchased property. The raw land loan was used to purchase approximately 47 unimproved acres in Vernal, Utah that is contiguous to the Meier’s residence for approximately $0.7 million. This loan was secured by the purchased property. Prior to closing the Offering, the Naples property loan and the raw land loan totaling $1.7 million, were distributed to the Founders. The land being held as collateral under the Naples property loan and the raw land loan were also distributed at historical cost totaling approximately $2.2 million.

Upon closing of the Offering, the Company issued notes to the Founders trusts, in the amounts of approximately $1.3 million and $7 million, respectively, as additional consideration for the Reorganization. The obligations were initially required to be paid by the Company on or before January 2, 2015. On December 22, 2015, the Board of Directors and the Founders agreed to extend the maturity date to January 2, 2017, with an interest rate of 7.5% dating back to May 22, 2014. The Company has made payments on these notes in the aggregate of approximately $0.5, which includes principle payment of approximately $0.4 in aggregate, as of December 31, 2014.

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

NOTE 3. HARD ROCK ACQUISITION

Immediately upon closing the Offering, the Company used a portion of the Offering proceeds to fund the purchase of all the interests of HR from its parent entity, Hard Rock Solutions, Inc. (“HRSI”) under the terms of a membership interest purchase agreement dated January 28, 2014 (the “Hard Rock Acquisition”). Closing of the Hard Rock Acquisition occurred on May 29, 2014.

HR operates as a rental tool company to oil and natural gas companies. While the duration of the rents varies by job, these rents are generally less than one month. The tools are rented primarily to entities operating in North Dakota, Wyoming, Texas, Montana, Oklahoma, Utah, New Mexico and Colorado. Before our acquisition of HR, we received revenue from HRSI for manufacturing and repairing the reamers, and the reamer royalty income upon rental of the tool.

The Hard Rock Acquisition has been treated as a business combination since the Company acquired substantially all of the operating assets of HR. The majority of the purchase price was assigned to intangible assets, which consist of developed technology, customer contracts and relationships, trade names and trademarks and goodwill. The intangible assets will be amortized over the following lives:

Intangible Assets	Live
Developed technology	7 Years
Customer contracts and relationships	5 Years
Trade names and trademarks	9 Years

Consideration consisted of $12.5 million paid at closing of the Offering and a $12.5 million seller’s note (the “Hard Rock Note”). The fair value of the Hard Rock Note was determined to be $11,144,000 which is less than the face value due to a below-market interest rate based on the JP Morgan Chase Bank, N.A. annual prime rate, or 3.25% per annum as of December 31, 2014. Fair value was estimated based on the present value of future cash flows at a market-assumed rate. The fair value of the assets acquired and the Hard Rock Notes are as follows:

Estimated fair value of assets acquired:
Rental tools	$832,097
Prepaid expenses	9,000
Fixed assets and equipment	100,000
Intangible assets:
Developed technology	7,000,000
Customer contracts and relationships	6,400,000
Trade names and trademarks	1,500,000
Goodwill	7,802,903
Total intangible assets	23,644,000
Consideration paid and liabilities assumed:
Cash paid at closing	12,500,000
Note payable	12,500,000
Discount on note payable	(1,356,000)
$23,644,000

During the year ended December 31, 2014, the Company reviewed the rental tool inventory and determined that many of the tools purchased would need to be scrapped due to the tools not meeting our quality control requirements, and thus the Company removed them from their inventory. It has further been determined that these tools should not have been included in the purchase price, but the value should have been included as part of goodwill. We have retroactively decreased the rental tool fair value estimate from $1.5 million, to $0.8 million and increased goodwill from $7.1 million to $7.8 million as of the acquisition date. The Company had also depreciated these tools, thus in the financials we have reduced depreciation expense in the amount of $0.1 million.

Acquisition Related Costs

Acquisition-related transaction costs consisted of various advisory, legal, accounting, valuation and professionals or consulting fees totaling approximately $0.6 million, for the year ending December 31, 2014. These cost were expensed as incurred and included in general administrative expense on our consolidated statement of operations.

Supplemental Pro Forma Results

HR’s results of operations have been included in our financial statements for periods subsequent to May 29, 2014, the effective date of the Hard Rock Acquisition. HR contributed revenue of approximately $5.9 million to the Company for the period from the closing of the Hard Rock Acquisition (May 29, 2014) through December 31, 2014.

The following unaudited supplemental pro forma results present consolidated information for the year ended December 31, 2014 as if the Hard Rock Acquisition had been completed on January 1, 2013. The supplemental pro forma results have been calculated after applying our accounting policies and include, among others, (i) the amortization associated with the fair value of the acquired intangible assets, (ii) interest expense associated with the term loan issued to fund the Hard Rock Acquisition and (iii) the impact of certain fair value adjustments such as a the debt discount. The supplemental pro forma results do not include any potential synergies, non-recurring charges which result directly from the Hard Rock Acquisition, cost savings or other expected benefits of the Hard Rock Acquisition. The supplemental pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place at the beginning of the period presented and should not be taken as representative of our future consolidated results of operations. Accordingly, this supplemental pro forma information does not include all costs related to the integration nor the benefits we expect to realize from operating synergies.

	For The Years Ended December 31,
	2014	2013
	(Unaudited)	(Unaudited)

Revenue	$23,021,502	$17,633,309
Net income	$946,865	$121,537

NOTE 4. INVENTORY

Inventory is comprised of the following:

	December 31, 2014	December 31, 2013
Raw material	$990,709	$53,350
Work in progress	155,903	42,678
Finished goods	72,466	-
	$1,219,078	$96,028

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	December 31, 2014	December 31, 2013
Land	$2,268,039	$2,511,802
Buildings	4,847,778	6,109,351
Buildings – Superior Auto Body	2,213,729	2,213,729
Leasehold improvements	710,232	571,193
Machinery and equipment	6,338,521	3,456,442
Machinery under capital lease	2,322,340	2,322,340
Furniture and fixtures	466,213	239,378
Transportation assets	1,343,349	986,445
	20,510,201	18,410,680
Accumulated depreciation	(4,546,572)	(3,361,809)
	$15,963,629	$15,048,871

Depreciation expense related to property, plant and equipment for the year ended December 31, 2014 and 2013 was $1,804,223 and $1,102,905, respectively.

On December 4, 2014 the Company sold its land and building in Bakersfield, California. The sales price was $1,648,075, after deducting the cost of the land, building and closing cost, the Company recorded a net gain on sale of asset of $0.3 million. Due to this sale, the land and buildings held by the Company decreased by $243,763 and $1,155,017, respectively.

During the fourth quarter of 2014, the Company determined that the estimated life of its Drill-N-Tool is eighteen months compared with the original nine months, based on recent historical experience. Effective October 1, 2014, the Company began depreciating the Drill-N-Ream tool over an eighteen month useful life. The impact of this change for the year ending December 31, 2014 was a decrease of $217,577 to depreciation expense and an increase to net income of the same amount and an EPS increase of $0.02 per share.

NOTE 6. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	December 31, 2014	December 31, 2013
Developed technology	$7,000,000	$-
Customer contracts	6,400,000	-
Trademarks	1,500,000	-
	14,900,000	-
Accumulated amortization	(1,427,222)	-
	$13,472,778	$-

Amortization expense related to intangible assets for the year ended December 31, 2014 and 2013 was $1,427,222 and $0, respectively.

These intangible assets will be amortized over their expected useful lives using the straight-line method, which is a weighted-average amortization period of 6.3 years. As of December 31, 2014, the Company will recognize the following amortization expense for the respective periods ending December 31 noted below:

2015	$1,427,222
2016	2,446,667
2017	2,446,667
2018	2,446,667
2019	2,446,667
Thereafter	2,258,888
Total	$13,472,778

NOTE 7. LONG-TERM DEBT

Long-term debt is comprised of the following:

	December 31, 2014	December 31, 2013
Real estate loans	$7,912,354	$10,370,508
Hard Rock Note (net of $828,667 discount)	11,671,333	-
EB-5 business loans	-	1,797,178
Related party loan	1,610,273	-
Machinery loans	1,019,100	1,496,710
Transportation loans	786,767	591,398
	22,999,827	14,255,794
Current portion of long-term debt	(10,720,243)	(3,316,578)
	$12,279,584	$10,939,216

Real Estate Loans

Manufacturing Facility

Our manufacturing facility was financed by a commercial bank loan dated August 23, 2010, collateralized by a deed of trust on the commercial real property and the personal guarantee of two of our ultimate beneficial owners, with a face value of $4.9 million, requiring monthly payments of approximately $33,900, including principal and interest at 5.25%, beginning October 15, 2011 and continuing through maturity on August 15, 2015, and a final balloon payment of approximately $4,285,000 upon maturity.

Superior Auto Body Loans

Beginning on July 30, 2008, we were co-borrowers with Superior Auto Body, a related party, for development of an auto body shop located in Riverton, Utah. The auto body shop is titled in MPS and rented to Superior Auto Body under a lease agreement. See further discussion in Note 11 — Related Party Transactions.

We remain as co-borrowers on a note agreement of $1.7 million date March 19, 2012 with a maturity date of March 19, 2017. Interest accrues at 5.50%. The note requires monthly payments of $10,565. The note agreement is guaranteed by MPS and our owners. On May 25, 2012, we became co-borrowers on Small Business Administration guaranteed debentures totaling $1.2 million. The debentures accrue interest at 2.42% and require monthly payments of $6,100 until maturity on July 1, 2032. The debentures are guaranteed by SDP, Superior Auto Body and our founders.

Hard Rock Note

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

EB-5 Bakersfield Facility and Business Loans

In 2012, we received funding for expansion of our business into California under the EB-5 program of the United States Citizenship and Immigration Services. In order to obtain funding under this program, our expansion into California had certain job creation and capital investment requirements both in an area targeted by the program for development. We have obtained three loans under the program which bear interest at 2.25-5.5% and are collateralized by land, buildings and equipment owned by us and located in Bakersfield, California. Two loans totaling $1.1 million were completed as of December 31, 2012, and cumulatively require monthly payments of approximately $7,100, including principal and interest. The first loan in the amount of $0.7 million has a final maturity date of April 1, 2022, and the second in the amount of $0.5 million has a final maturity date of October 1, 2032. The third loan is for tenant improvements and was completed in July 2013. The third loan was finalized in the amount of $0.5 million. This loan requires monthly interest only payments of approximately $9,350, and has a final maturity date of May 1, 2017. During 2014 all these loan were paid in full. On August 1, 2014, the Company paid off two notes in association with its Bakersfield, California location under the EB-5 program to the United States Employment Development Lending Center. The total amount paid was $1.3 million.

Related Party Loans

Upon closing of the Offering, the Company issued notes to the Founders, in the amounts of $1,280,000 and $720,000, respectively, as additional consideration for the Reorganization. The obligations were initially required to be paid by the Company on or before January 2, 2015. On December 22, 2014, the Board of Directors and the Founders agreed to extend the maturity date to January 2, 2017, with an interest rate of 7.5% dating back to May 22, 2014. The Company has made payments on these notes in the aggregate of $479,295, which includes principal payment of approximately $390,000 in aggregate, as of December 31, 2014.

Machinery Loans

During February 2013, the Company obtained a commercial loan collateralized by specific machinery with a face value of $592,000, requiring monthly payments of approximately $8,600, including principal and interest at 6% beginning March 1, 2013 and continuing through maturity on February 1, 2020. This loan contains a minimum debt service ratio and fixed charge covenants. The Company was in compliance with these covenants as of December 31, 2014.

On December 30, 2013, we purchased machinery for a total cost of approximately $680,000. We paid $70,000 in cash as a down payment and obtained a loan of $627,000 to complete the purchase, of which $572,000 was borrowed as of December 31, 2013. During 2014 the company borrowed the remaining $55,000. The Small Business Administration has guaranteed 75% of the loan balance and the terms are as follows: 7 year maturity, 6.00% interest rate, 84 monthly payments of $9,160. The machinery is held as collateral.

During 2014, we paid off a loan that had a maturity date of February 2014 in the amount of $391,000.

Transportation Loans

Vehicles

Our loans for Company vehicles and other transportation are with various financing parties we have engaged with in connection with the acquisition of the vehicles. During the year ended December 31, 2014, the Company obtained loans on six new vehicles in the amount of $286,248. During the year ended December 31, 2013, the Company obtained loans on four new vehicles in the amount of $203,635. As of December 31, 2014, the loans bear interest ranging from 0%-8.39% with maturity dates ranging from April 2017 through October 2019, and are collateralized by the vehicles. Our cumulative monthly payment under these loans as of December 31, 2014 was approximately $12,550, including principal and interest.

Airplane Loan

Our loan for the Company airplane bears interest at 7.35%, requires monthly payments of principal and interest of approximately $3,500, matures in May of 2026 and is collateralized by the airplane.

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

Future annual maturities of all long-term debt are as follows:

Year
2015	$10,942,530
2016	6,539,609
2017	4,557,255
2018	329,053
2019	314,698
Thereafter	1,145,348
Total long-term debt	$23,828,493

NOTE 8. LEASES

Capital Leases

In July 2012, we entered into a lease for machinery which required an initial payment of $928,776, followed by 3 monthly payments of $15,000, and 58 monthly payments of approximately $32,000. The terms of the lease included an imputed interest rate of 12.52%. The lease term expires August 1, 2017, at which time we may either purchase the machinery for the greater of its then-agreed fair value or 15% of its original cost, renew the lease for an additional 12 months or return the machine. Payments under the lease are personally guaranteed by the Meiers. The lease has been capitalized and, accordingly, the machinery and related obligation under the lease have been included in the accompanying balance sheet as of December 31, 2014. Accumulated amortization on machinery under the capitalized lease totaled $977,630 and $636,771 as of December 31, 2014 and 2013, respectively. Amortization expense for this machine is included in depreciation and amortization expense on the combined statement of operations.

Future minimum lease payments required under the capitalized leases in effect at December 31, 2014 are as follows:

Year
2015	$387,863
2016	387,863
2017	258,575

Total	1,034,301
Current portion of capital lease obligation	(292,979)
Long-term portion of capital lease obligations	$741,322

Included in these payments is $0.2 million of imputed interest expense.

Operating Leases

We also lease certain property and equipment under non-cancellable agreements which have been accounted for as operating leases. Future minimum lease payments required under operating leases in effect at December 31, 2014 are as follows:

Year
2015	$547,530
2016	220,474
2017	159,251
2018	140,977
2019	139,086
Thereafter	76,512
Operating leases	$1,283,830

NOTE 9. NOTE RECEIVABLE - TRONCO

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

As the result of our purchase of the Tronco loan, we have the direct legal right to enforce the collateral and guaranty agreements entered into in connection with the Tronco loan and to collect Tronco’s collateral sales proceeds, in order to recover the loan purchase amount. The Tronco loan continues to be secured by the first position liens on all of Tronco assets, as well as by the guarantees of Troy and Annette Meiers (the “Meier Guaranties”), which are directly payable to and legally enforceable by us. In addition, the Meiers have provided us with stock pledges in which they pledge all of their shares of our common stock held by their family entities (the ‘‘Meier Stock Pledge’’), as collateral for the Meiers’ guaranties until full repayment of Tronco loan. The certificates representing the 8,814,860 pledged shares are being held in third-party escrow until full repayment of the Tronco loan. The pledged shares became tradable in the public market 180 days after the closing of the Offering, subject to insider timing requirements and volume limitations under Rule 144 of the Securities Act, and required periodic black-out periods. At a $2.90 per share price at closing of the NYSE MKT on March 17, 2015, the pledged shares would currently have a market value of over $25 million, significantly more than the amount necessary to repay the Tronco loan, even if no Tronco assets were sold.

Based on the combined collateral value of the Tronco assets and of the Meier Stock Pledge, we have determined that there is no risk of loss to us in connection with Tronco loan. Accordingly, we have eliminated the guarantee liability totaling $4.4 million as a non-cash charge to additional paid in capital and recorded the entire net realizable value of the Tronco loan totaling $8,296,717 as an asset in the balance sheet for the period ended December 31, 2014.

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

During July 2014, the Board of Directors agreed to restructure the Tronco loan effective May 29, 2014. As part of this restructuring the interest rate was decreased to the prime rate of JPMorgan Chase Bank plus 0.25%, which was 3.5% as of December 31, 2014. The payment requirements and schedule were also changed with the restructuring. Only interest is due on December 31, 2014 and, a balloon payment of all unpaid interest and principal is due in full at maturity on December 31, 2015. The Meiers paid the accrued interest of $164,458 by offsetting their Founders notes which was due on December 31, 2014.

During 2014, Halliburton announced its acquisition of Baker Hughes. Currently Baker Hughes is our sole customer for our bit refurbishment business and we do not know how this acquisition may impact our business.

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

We believe that Del-Rio’s claims are without merit, and all defendants are actively defending in this matter. In particular, SDS’ and MPS’ only involvement was to grant guaranties and/or security interests in their respective separate personal and real property to ACF to additionally collateralize the Tronco loan before its purchase by us. In addition, since the Meiers’ and their personal trusts guaranty repayment of the Tronco loan, we believe that the basis of Del-Rio’s damages claims are nullified. Consequently, we do not believe that Del Rio’s purported claims against SDS and MPS will have any material adverse effect on our cash flow, business, or operations. As of December 31, 2014, there have been no updates or decisions made concerning this matter.

NOTE 11. RELATED PARTY TRANSACTIONS

Superior Auto Body

The Company leases certain of its facilities to Superior Auto Body (“SAB”), a related party. We recorded rental income from the related party in the amounts of $144,943 and $171,942, for the year ended December 31, 2014 and 2013, respectively.

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

NOTE 12. INCOME TAXES

Prior to the Reorganization (see Note 2), the Company was a limited liability company and not subject to federal income tax or state income tax (in most states). Accordingly, no provision for federal or state income taxes was recorded prior to the Reorganization because the Company’s equity holders were responsible for income tax on the Company’s profits. In connection with the closing of the Offering, the Company merged into a corporation and became subject to federal and state income taxes. The Company’s book and tax basis in assets and liabilities differed at the time of the Reorganization due primarily to different cost depreciation methods utilized for book and tax purposes for the Company’s fixed assets. For the year ended December 31, 2014, the Company recorded a net deferred tax expense of approximately $474,000 to recognize a deferred tax liability related to the Company’s book and tax basis differences.

Components of the provision for income taxes are as follows:

For the Year Ended December 31, 2014
Current income taxes:
Federal	$-
State	1,000
Current provision for income taxes	1,000
Deferred provision (benefit) for income taxes:
Federal	413,341
State	59,938
Deferred provision (benefit) for income taxes	473,279
Provision for income taxes	$474,279

The current and non-current deferred tax assets and liabilities consist of the following:

Deferred tax asset:	For the Year Ended December 31, 2014
Current:
Accrued expenses	$332,120
Prepaid expense	(60,821)
Total current deferred tax assets	271,299

Non-current:
Amortization of intangibles	201,953
Net operating loss	94,007
Others	10,750
Total non-current deferred tax assets	306,710
Total deferred tax assets	578,009
Deferred tax liabilities: Non-current: Depreciation on fixed assets	(1,051,288)
Total deferred tax liabilities	(1,051,288)

Net deferred tax liabilities	$(473,279)

Reconciliation of the tax rate to the U.S. federal statutory tax rate which relate to the year ended December 31, 2014 is as follows:

For the Year Ended December 31, 2014

Tax at federal statutory rate	$(79,973)
Income tax prior to IPO not taxable to the Company	(415,772)
Change in status	732,423
State income taxes	629
Other	-
Permanent differences	236,972
Provision for income taxes	$474,279

NOTE 13. SHARE BASED COMPENSATION

On November 11, 2014, the Company’s Board of Directors approved that the Directors stock compensation would be included in the Employee Stock Incentive Plan (“Stock Plan”) that reserves 1,724,128 shares of common stock for issuance. Equity and equity-based compensation plans are intended to make available incentives that will assist us in attracting, retaining, and motivating employees, officers, consultants, and directors by allowing them to acquire an ownership interest in our business, and, as a result, encouraging them to contribute to our success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As a result, we expect to incur non-cash, stock-based compensation expenses in future periods.

The Stock Plan enables the Board of Directors to award incentive and non-qualified stock options, restricted stock, unrestricted stock and restricted stock units to the Company’s officers, employees, directors, consultants, and key persons, including prospective employees conditioned on their employment. As of December 31, 2014, 131,250 shares have been granted leaving 1,592,878 shares available for future grants. The awards granted vest equally over three years. Awards are valued using the closing share price of the Company’s common stock on the date of grant.

Compensation recognized for grants vesting under the Stock Plan was $44,491 for the year ended December 31, 2014. The Company recognized compensation expense and recorded it as share-based compensation and included in selling, general and administrative in the consolidated condensed statement of operations.

Total unrecognized compensation expense related to unvested restricted stock units expected to be recognized over the remaining weighted vesting period of 2.8 years equaled $586,447 at December 31, 2014.

A summary of the status of our non-vested shares issued under the Plan as of December 31, 2014 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2014	$-	$-
Granted	131,250	4.81
Vested	-	-
Cancelled	-	-
Forfeited	-	-
Non-vested at December 31, 2014	$131,250	$4.81

NOTE 14. SUBSEQUENT EVENTS

On January 9, 2015, HR and ET entered into an Exclusive Manufacturing, Marketing, Sales and Consulting Agreement (the “Marketing Agreement”) with Tenax Energy Solutions, LLC (“Tenax”) and Kevin Jones (“Jones” and together with Tenax, the “Tenax Parties”) granting the Hard Rock Parties the perpetual and exclusive right and license to manufacture, market, sell and rent products utilizing technology used in a certain subsurface drilling tool (the “Original IP”).

Among other things, the Marketing Agreement provides that the Company will make monthly payments commencing on February 1, 2015 through January 1, 2017 to the Tenax Parties, or alternatively the Company may prepay any of the monthly payments for each quarterly period, in the aggregate amount of up to $2 million, subject to future sales or rental revenue of products utilizing the Original IP. The Tenax Parties and their affiliates also agree not to show to any third party any new or additional intellectual property created or developed by any of the Tenax Parties (“New IP”) without first showing such New IP to the Companyand giving the Companyan option to make a proposal to the Tenax Parties with respect to the New IP. The Tenax Parties have the right, in their sole discretion, to reject such proposal and offer the New IP to any third party, but only on higher purchase price terms and conditions. Commencing on January 1, 2016, the Company has the option to purchase from Jones the patent applications and/or patents relating to the Original IP for an additional payment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. During the course of this assessment, management identified a material weakness relating primarily to recording complex financial transactions. To remediate these issues, management has retained the services of additional third party accounting personnel as well as to modify existing disclosure controls and procedures in a manner designed to ensure future compliance.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2014 due to certain material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement in our interim financial statements will not be prevented or detected on a timely basis. During the course of our assessment, management identified that the Company has a lack of staffing within its accounting department, in terms of the small number of employees performing its financial and accounting functions, which does not provide the necessary segregation of duties surrounding the cash disbursements process. Management believes the lack of accounting and financial personnel amounts to a material weakness in its internal control over financial reporting ability to adequately prepare financial statements and disclosures, and a lack of accounting expertise to appropriately apply GAAP for complex and non-routine transactions. As a result, at December 31, 2014 and on the date of this Report, its internal control over financial reporting is not effective.

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

Changes in Internal Controls over Financial Reporting

During 2014, the Company implemented several new internal controls. On a monthly basis physical counts for raw material inventory are taken and reconciled, along with repair supplies. We also created and verified a fixed assets detail listing with a new fixed asset software. The Company has implemented a cash and accounts payable payment approval process and financial statements are now reviewed by management on a monthly basis.

Internal Controls and Procedures

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transaction period established by the rules of the Securities and Exchange Commission for newly public companies, and will not be required to include an attestation report for so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

ITEM 9B.	OTHER INFORMATION

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Pursuant to Regulation 14A under the Exchange Act, the information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2014.

Item 11. Executive Compensation.

Pursuant to Regulation 14A under the Exchange Act, the information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to Regulation 14A under the Exchange Act, the information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Pursuant to Regulation 14A under the Exchange Act, the information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2014.

Item 14. Principal Accountant Fees and Services.

Pursuant to Regulation 14A under the Exchange Act, the information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2014.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements – see Index to Financial Statements appearing on page 44

(2)	Financial Statement Schedules – None

(3)	Exhibits –

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated December 15, 2013, between Meier Management Company, LLC, Meier Family Holding Company, LLC, and SD Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014S-1).

3.2	Articles of Amendment to Articles of Incorporation (name change) (incorporated by reference to Exhibit 3.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 6, 2014).

3.3	Bylaws with Exhibit A (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.2	2014 Employee Stock Incentive Plan with forms of award agreements as Exhibits (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).†

10.3	Form of Executive Employment Agreement between SD Company, Inc. and Troy Meier, as CEO (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.4	Form of Executive Employment Agreement between SD Company, Inc. and Annette Meier, as President (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.5	Form of Executive Employment Agreement between SD Company, Inc. and Christopher Cashion, as CFO (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.6	Vendor Agreement between Superior Drilling Products, LLC, and Hughes Christensen, a division of Baker Hughes Oilfield Operations, Inc., dated October 28, 2013 with Exhibit A (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.7	Commercial Lease, dated August 15, 2013, between Meier Properties, Series LLC, as landlord, and Baker Hughes Oilfield Operations, Inc., as tenant (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.8	Acknowledgement letter, dated September 11, 2013, between Superior Drilling Products, LLC and Hard Rock Solutions, Inc., regarding the Drill N Ream commissions (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.9	Membership Interest Purchase Agreement (MIPA), dated January 28, 2014, between Hard Rock Solutions, Inc., as seller, and Superior Drilling Products, LLC, as buyer, of Hard Rock Solutions, LLC, with Exhibits (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.10	Intellectual Property Protection Agreement (IPPA), dated January 28, 2014, between 3cReamers, LLC, Hard Rock Solutions, LLC, James D. Isenhour, and Troy Meier (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.11	Form of Subordinated Promissory Note from Hard Rock Solutions LLC and Superior Drilling Products LLC, as borrower, in favor of Hard Rock Solutions, Inc., as lender, to be executed upon closing of the Hard Rock acquisition (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).
70

10.12	Form of Security and Pledge Agreement between SD Company, Inc., as debtor, in favor of Hard Rock Solutions, Inc., as secured party, to be executed upon closing of the Hard Rock acquisition with attached Schedule A (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.13	Form of Assignment Agreement between Superior Drilling Products, LLC and SD Company, Inc. assigning SDP’s rights under the MIPA and IPPA to SDC, to be executed in connection with the Reorganization (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.14	Securities Purchase Agreement, dated February 24, 2014, between SD Company, Inc. and Superior Drilling Products, LLC, as borrowers, and D4D, LLC, as lender, for $2 million bridge loan with attached exhibits (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.15	Secured Convertible Promissory Note, dated February 24, 2014, in the original principal amount of $2 million, from SD Company, Inc. and Superior Drilling Products, LLC, as borrowers, in favor of D4D, LLC, as lender, with Exhibits (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.16	Security Agreements, dated February 24, 2014, between SD Company Inc. and Superior Drilling Products, LLC, respectively, as debtors, and D4D LLC, as secured party (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.17	Form of Common Stock Purchase Warrant to be issued by SD Company Inc. in favor of D4D LLC upon conversion of $2 million bridge loan with attached exhibits (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.18	Form of Registration Rights Agreement to be entered into between SD Company Inc. and D4D, LLC upon conversion of $2 million bridge loan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.19	Standard Industrial/Commercial Single-Tenant Lease, dated January 17, 2014, between Superior Drilling Products of California, LLC (SDP(CA)), as lessor, and Roger Holder, as lessee, with respect to our Bakersfield facilities (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.20	Loan Agreement, dated July 3, 2012, between Meier Properties, Series LLC and Superior Drilling Products LLC, as co-borrowers, and Proficio Bank, as lender. (Proficio Loan 1) (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.21	Term Note, dated July 3, 2012, from Meier Properties, Series LLC and Superior Drilling Products LLC, as co-borrowers, and Proficio Bank, as lender, in the original principal amount of $240,000. (Proficio Loan 1) with attached exhibits (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.22	Deed of Trust, Security Agreement and Assignment of Leases and Rents, dated July 3, 2012, from Meier Properties, Series LLC, as grantor, to Proficio Bank, as trustee, and Proficio Bank, as beneficiary. (Proficio Loan 1) (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.23	Loan Agreement(s), dated December 30, 2013, between Superior Drilling Products, LLC, Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, respectively, and Proficio Bank, as lender. (Proficio Loan 2) (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.24	U.S. Small Business Administration Note, dated December 30, 2013, from Superior Drilling Products, LLC, Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, in favor of Proficio Bank, as lender, in the original principal amount of $627,000. (Proficio Loan 2) (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.25	Unconditional Guaranty(s) from each of Gilbert Troy Meier, Annette D. Meier, the Gilbert Troy Meier Trust, the Annette Deuel Meier Trust, and Meier Family Holding Company, guarantor(s), respectively, to Proficio Bank, as lender, each dated December 30, 2013. (Proficio Loan 2) (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.26	Term Note, dated February 4, 2013, between Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, and Proficio Bank, as lender, in the original principal amount of $592,000. (Proficio Loan 3) (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.27	Third Amendment to Loan Agreement (dated December 18, 2013), Second Amendment to Loan Agreement (dated June 15, 2009), First Amendment to Loan Agreement (dated December 10, 2007), and original Loan Agreement (dated August 10, 2007), between Tronco Energy Corporation, as borrower, Philco Exploration, LLC, as subsidiary, and Fortuna Asset Management LLC (and its assignee ACF Property Management, Inc. for the amendments). (Tronco Loan) (incorporated by reference to Exhibit 10.43 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.28	Second Amended and Restated Promissory Note, dated January 1, 2014, between Tronco Energy Corporation, as borrower, and ACF Property Management Inc. as lender (assignee from Fortuna Asset Management LLC). (Tronco Loan) (incorporated by reference to Exhibit 10.44 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.29	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc. as secured party; and Owner Consent to Pledge from Meier Family Holding Company, LLC, with respect to 95% of the limited liability company interests in Superior Drilling Products, LLC, each dated June 15, 2009. (Tronco Loan) (incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.30	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc. as secured party; and Owner Consent to Pledge from Meier Management Company, LLC, with respect to 5% of the limited liability company interests in Superior Drilling Products, LLC, each dated June 15, 2009. (Tronco Loan) (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.31	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc., as secured party; and Owner Consent to Pledge from Meier Management Company, with respect to 100% of the limited liability company interests in Superior Design and Fabrication, LLC, each dated December 18, 2013. (Tronco Loan) (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.32	Guaranty(s) from Gilbert Troy Meier Trust (dated August 10, 2009), and from Superior Drilling Products, LLC and Superior Design and Fabrication, LLC (dated December 18th, 2013), in favor of ACF Property Management, Inc., as lender. (Tronco Loan) (incorporated by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.33	Loan Purchase Agreement between ACF Property Management Inc., as lender and seller, SD Company Inc., as buyer, and Tronco Energy Corporation, as borrower, dated January 1, 2014. (Tronco Loan) (incorporated by reference to Exhibit 10.49 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.34	Loan Agreement, dated April 3, 2012, between Meier Properties Series LLC and Superior Auto Body & Paint LLC (SABP) as co-borrowers, and Mountain West Small Business Finance, as lender. (SABP Loan 1); Change in Terms Agreement dated March 19, 2012, between Superior Auto BODY & Paint LLC, as borrower and Mountain America Credit Union, as Lender; and Change in Terms Agreement dated March 19, 2012, between Superior Auto BODY & Paint LLC, as borrower and Mountain America Credit Union, as Lender (incorporated by reference to Exhibit 10.50 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).

10.35	Promissory Note dated March 19, 2012, from Superior Auto Body and Paint LLC, as borrower, in favor of Mountain America Credit Union in the amount of $1,698,005.00 (incorporated by reference to Exhibit 10.51 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.36	Loan Agreement, dated May 25, 2012, between Meier Properties Series LLC and SABP, as co-borrowers and Mountain West Small Business Finance, as lender. (SABP Loan 2) (incorporated by reference to Exhibit 10.52 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.37	U.S. Small Business Administration Note, dated May 25, 2012, between Meier Properties, Series LLC, as debtor, SABP, as operating company, and Mountain West Small Business Finance, as lender, in the original principal amount of $1,159,000.00 (SABP Loan 2) (incorporated by reference to Exhibit 10.53 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.38	Security Agreement(s), dated May 25, 2012, between each of Meier Properties, Series LLC and SABP, as debtor(s), and Mountain West Small Business Finance, as lender. (SABP Loan 2) (incorporated by reference to Exhibit 10.54 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.39	Continuing Guaranty, dated May 20, 2011, by Superior Drilling Products , as guarantor, to Mountain America Federal Credit Union, as lender. (SABP Loans 1 and 2) (incorporated by reference to Exhibit 10.55 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.40	Lease, dated May 25, 2012, between Meier Properties, Series LLC, as lessor, and SABP, as lessee (incorporated by reference to Exhibit 10.56 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.41	Confirmation of Guaranties from Troy Meier, Annette Meier, the G. Troy Meier Trust, and the Annette Deuel Meier Trust, to Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.57 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.42	Stock Pledge Agreement between Meier Management Company, LLC and Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.58 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.43	Stock Pledge Agreement between Meier Family Holding Company, LLC and Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.59 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.44	Loan Agreement dated February 4, 2013, between Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, and Proficio Bank, as lender. (Proficio Loan 3) (incorporated by reference to Exhibit 10.41 to the Registrant's Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.45*	Exclusive Manufacturing, Marketing, Sales and Consulting Agreement among Hard Rock Solutions, LLC, Extreme Technologies, LLC, Tenax Energy Solutions, LLC (“Tenax”) and Kevin Jones dated January 9, 2015.

21.1*	Subsidiaries of the Registrant

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier and Christopher D. Cashion.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	XBRL Instance

101.XSD	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR DRILLING PRODUCTS, INC.

March 30, 2015	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer
(Principal Executive Officer)

March 30, 2015	By:	/s/ CHRISTOPHER D. CASHION
Christopher D. Cashion, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

March 30, 2015	By:	/s/ ANNETTE MEIER
Annette Meier, President, Chief Operating Officer and Director

March 30, 2015	By:	/s/ TERENCE CRYAN
Terence Cryan, Director

March 30, 2015	By:	/s/ BOB IVERSEN
Bob Iversen, Director

March 30, 2015	By:	/s/ MICHAEL RONCA
Michael Ronca, Director

