Form 10-Q
period 2015-03-31
Superior Drilling Products, Inc.
filed 2015-05-15
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Yes ☐               No ☒

There were 17,291,646 shares of common stock, $0.001 par value, issued and outstanding as of May 15, 2015.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED MARCH 31, 2015

PART I -    FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Drilling Products, Inc.

Consolidated Condensed Balance Sheets

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash	$5,772,966	$5,792,388
Accounts receivable	3,543,425	4,403,001
Prepaid expenses	100,252	163,934
Inventory	1,475,039	1,219,079
Deferred tax asset	271,149	271,298
Other current assets	71,602	45,000
Total current assets	11,234,433	11,894,700
Property, plant and equipment, net	15,595,032	15,963,629
Intangible assets, net	12,861,111	13,472,778
Goodwill	7,802,903	7,802,903
Note receivable	8,296,717	8,296,717
Other assets	58,056	112,606
Total assets	$55,848,252	$57,543,333
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$750,061	$893,376
Accrued expenses	1,998,128	1,967,091
Income tax payable	2,000	1,000
Current portion of capital lease obligation	302,049	292,979
Current portion of related party debt obligation	505,841	492,452
Current portion of long-term debt	5,508,032	10,720,243
Total current liabilities	9,066,111	14,367,141
Deferred tax liability	263,516	744,577
Capital lease obligation, less current portion	499,043	578,273
Related party debt, less current portion	984,862	1,117,820
Long-term debt, less current portion	15,959,020	10,669,311
Total liabilities	26,772,552	27,477,122
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 17,291,646 and 17,291,646 shares issued and outstanding, respectively	17,292	17,292
Additional paid-in-capital	30,868,186	30,815,609
Retained deficit	(1,809,778)	(766,690)
Total stockholders' equity	29,075,700	30,066,211
Total liabilities and stockholders' equity	$55,848,252	$57,543,333

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014

Revenue	$4,074,617	$3,733,667

Operating cost and expenses
Cost of revenue	1,921,430	1,233,372
Selling, general, and administrative expenses	2,057,380	1,055,266
Depreciation and amortization expense	1,148,496	320,567

Total operating costs and expenses	5,127,306	2,609,205

Operating (loss) income	(1,052,689)	1,124,462

Other (expense) income
Interest income	73,275	-
Interest expense	(560,426)	(310,839)
Other income	72,060	97,478
Loss on disposal of PP&E	(55,220)	-
Change in guaranteed debt	-	(45,834)
Total other (expense) income	(470,311)	(259,195)

(Loss) income before income taxes	(1,523,000)	865,267
Income tax benefit	479,912	-

Net (loss) income	$(1,043,088)	$865,267

Basic loss per common share	$(0.06)	N/A *
Basic Weighted Average Common Shares Outstanding	17,291,646	-
Diluted loss Per Common Share	$(0.06)	N/A *
Diluted Weighted Average Common Shares Outstanding	17,291,646	-

*         Information is not comparable for the three months ending March 31, 2014 as a result of the
Reorganization of the Company on May 22, 2014.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Consolidated Condensed Statements Of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Cash Flows From Operating Activities
Net (loss) income	$(1,043,088)	$865,267
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	1,148,496	320,567
Amortization of debt discount	226,000	95,608
Deferred tax benefit	(480,912)	-
Share – based compensation expense	52,577	-
Change in guaranteed debt	-	45,834
Loss on disposition of assets	55,220	-
Changes in operating assets and liabilities:
Accounts receivable	859,576	438,100
Inventory	(255,960)	-
Prepaid expenses and other current assets	37,080	(127,996)
Other assets	54,550	(273,082)
Accounts payable and accrued expenses	(111,278)	110,597
Other liabilities	-	15,000
Net Cash Provided by Operating Activities	542,261	1,489,895

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(223,452)	(52,776)

Net Cash Used in Investing Activities	(223,452)	(52,776)

Cash Flows From Financing Activities
Principal payments on debt	(268,071)	(951,079)
Principal payments on capital lease obligations	(70,160)	(61,995)
Proceeds received from borrowings on debt	-	2,000,000
Capital distributions	-	(1,115,800)
Net Cash Used in Financing Activities	(338,231)	(128,874)

Net (decrease) increase in Cash	(19,422)	1,308,245
Cash at Beginning of Period	5,792,388	11,256
Cash at End of Period	$5,772,966	$1,319,501
Supplemental information:
Cash paid for Interest	$334,426	$211,685

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

March 31, 2015

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Superior Drilling Products, Inc. (the “Company”, “we”, “our” or “us”) is a drilling tool technology company. We manufacture, repair, sell and rent drilling tools. All of the drilling tools that we rent are manufactured by us. Our customers are engaged in the domestic and international exploration and production of oil and natural gas. We were incorporated on December 10, 2013 under the name SD Company, Inc. in order to facilitate (a) the reorganization of the entities that are now our consolidated subsidiaries and (b) the subsequent acquisition of Hard Rock Solutions, LLC. We changed our name from SD Company Inc. to Superior Drilling Products, Inc. on May 22, 2014 in conjunction with closing of that reorganization. Our headquarters and principal manufacturing operations are located in Vernal, Utah.

Basis of Presentation

The accompanying consolidated condensed financial statements of the Company include the accounts of the Company, and of its wholly-owned subsidiaries (a) Superior Drilling Solutions, LLC (previously known as Superior Drilling Products, LLC), a Utah limited liability company (“SDS”), together with its wholly owned subsidiary, Superior Drilling Products of California, LLC, a California limited liability company (“SDPC”), (b) Superior Design and Fabrication, LLC, a Utah limited liability company (“SDF”), (c) Extreme Technologies, LLC, a Utah limited liability company (“ET”), (d) Meier Properties Series, LLC, a Utah limited liability company (“MPS”), (e) Meier Leasing, LLC, a Utah limited liability company (“ML”), (f) Hard Rock Solutions, LLC, a Utah limited liability company (“HR”). These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and all significant intercompany accounts have been eliminated in combination.

As a company with less than $1.0 billion in revenue during its last fiscal year, which completed its initial public offering after December 2011, we qualify as an emerging growth company as defined in the recently enacted Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of exemptions from various reporting requirements applicable to other public companies that are not an “emerging growth company.”

Unaudited Interim Financial Information

These interim consolidated condensed financial statements for the three months ended March 31, 2015 and 2014, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations expected for the year ended December 31, 2015. These interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2014 and 2013 and the notes thereto, which were included in the Company’s annual form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”).

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated to give effect to potentially issuable common shares, which include stock warrants. As of March 31, 2015, the Company had warrants exercisable for 714,286 shares of common stock at $4.00 per share. These warrants have a four year term expiring in February 2018. These warrants were anti-dilutive for the three months ended March 31, 2015.

Rental Income

HR operates as a rental tool company that rents drill string enhancement tools for use by customers engaged in the oil and gas business. While the duration of the rents vary by job and number of runs, these rents are generally less than one month. The rental agreements do not have any minimum rental payments or term. Revenue is recognized upon completion of the job. The tools are currently rented primarily to entities operating in North Dakota, Wyoming, Texas, Montana, Oklahoma, Utah, New Mexico and Colorado.

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

Recently Enacted Accounting Standards

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of an extraordinary item. The FASB released the new guidance as part of its simplification initiative, which is intended to “identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements.” The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The Company does not believe this pronouncement will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The Company is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.

NOTE 2. INVENTORY

Inventory is comprised of the following:

	March 31, 2015	December 31, 2014
Raw material	$963,488	$990,709
Work in progress	83,019	155,903
Finished goods	428,532	72,467
	$1,475,039	$1,219,079

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	March 31, 2015	December 31, 2014
Land	$2,268,039	$2,268,039
Buildings	4,847,778	4,847,778
Buildings – Superior Auto Body	2,213,729	2,213,729
Leasehold improvements	717,232	710,232
Machinery and equipment	6,412,303	6,338,521
Machinery under capital lease	2,322,340	2,322,340
Furniture and fixtures	504,451	466,213
Transportation assets	1,343,349	1,343,349
	20,629,221	20,510,201
Accumulated depreciation	(5,034,189)	(4,546,572)
	$15,595,032	$15,963,629

Depreciation expense related to property, plant and equipment for the three months ended March 31, 2015 and 2014 was $530,827 and $291,691, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	March 31, 2015	December 31, 2014
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(2,038,889)	(1,427,222)
	$12,861,111	$13,472,778

Amortization expense related to intangible assets for the three months ended March 31, 2015 and 2014 was $617,669 and $0, respectively.

The Company hired the same outside third party used to perform the Hard Rock’s intangible assets, liabilities and goodwill allocation at time of purchase, to review the value of goodwill as of December 31, 2014 and determined no impairment was needed. The same procedure will be followed for any future acquisitions. Annually, and more often as necessary, we will perform an evaluation of our intangible assets and goodwill for indications of impairment. If indications exist, we will perform an assessment of the fair value of the intangible assets and the goodwill and if necessary, record an impairment charge.

NOTE 5. LONG-TERM DEBT

Long-term debt is comprised of the following:

	March 31, 2015	December 31, 2014
Real estate loans	$7,836,865	$7,912,354
Hard Rock Note (net of $602,667 and $828,667 discount, respectively)	11,897,333	11,671,333
Related party loan	1,490,703	1,610,273
Machinery loans	980,891	1,019,100
Transportation loans	751,962	786,767
	22,957,754	22,999,827
Current portion of long-term debt	(6,013,873)	(10,720,243)
	$16,943,881	$12,279,584

On May 29, 2014 as part of the Reorganization, the Company issued notes to our founders, entities owned by the Meiers, in the aggregate amount of $2 million.

On May 29, 2014, the Company purchased all of the interests of Hard Rock. Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”).

During April 2015, we amended the Hard Rock Note and our real estate loan with American Bank of the North. See further discussion in Note 10 – Subsequent Events. (The effect of the refinancing of these notes is reflected in the current portion of long-term debt.)

NOTE 6. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. We are not currently involved in any litigation which management believes could have a material effect on our financial position or results of operations, except as follows:

In October 2013, Del-Rio Resources, Inc. (“Del-Rio”) filed suit, on its own behalf and derivatively on behalf of Philco Exploration, LLC (“Philco”), against the following co-defendants (a) Tronco Ohio, LLC and Tronco, (b) the lender on the Tronco loan, ACF Property Management, Inc. (p.k.a. Fortuna Asset Management, LLC, ) (“ACF”), (c) Troy and Annette Meier personally, and several of their family trusts, (d) Meier Family Holding Company, LLC and Meier Management Company, LLC, and (e) SDS and MPS. That suit is currently pending in the Eighth Judicial District Court, Uintah County, Utah under Cause #130800125.

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

We believe that Del-Rio’s claims are without merit, and all defendants are actively defending in this matter. In particular, SDS’ and MPS’ only involvement was to grant guaranties and/or security interests in their respective separate personal and real property to ACF to additionally collateralize the Tronco loan before its purchase by us. In addition, since the Meiers’ and their personal trusts guaranty repayment of the Tronco loan, we believe that the basis of Del-Rio’s damages claims are nullified. Consequently, we do not believe that Del Rio’s purported claims against SDS and MPS will have any material adverse effect on our cash flow, business, or operations. As of March 31, 2015, there have been no updates or decisions made concerning this matter.

NOTE 7. ACQUISITION

On January 9, 2015, we purchased the exclusive manufacturing, marketing and sales rights and the current inventory of the OrBIT completion drill bit product line from Tenax Energy Solutions (“Tenax”). Consideration for the acquisition was approximately $300,000 in cash plus term payments of up to $2 million subject to future OrBIT sales revenue over a 2-year period. A monthly payment is required to be paid to Tenax equal to the amount of sales each month, but not to exceed $83,333. The agreement also provided us the right of first refusal on any new or additional intellectual property of Tenax Energy Solutions. On January 1, 2016, the Company has the option to purchase the OrBIT patents for $1,000,000.

NOTE 8. RELATED PARTY TRANSACTIONS

Superior Auto Body

The Company leases certain of its facilities to Superior Auto Body (“SAB”), a related party which is partially owned by a member of the Meier family. We recorded rental income from the related party in the amounts of $49,975 and $52,976, for the three months ended March 31, 2015 and 2014, respectively.

Reorganization Loans

For a description of the notes issued to the Company’s founders in the Reorganization, see Note 5.

Tronco Related Loans

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

As the result of our purchase of the Tronco loan, we have the direct legal right to enforce the collateral and guaranty agreements entered into in connection with the Tronco loan and to collect Tronco’s collateral sales proceeds, in order to recover the loan purchase amount. The Tronco loan continues to be secured by the first position liens on all of Tronco assets, as well as by the guarantees of Troy and Annette Meier (the “Meier Guaranties”), which are directly payable to and legally enforceable by us. In addition, the Meiers have provided us with stock pledges in which they pledge all of their shares of our common stock held by their family entities (the ‘‘Meier Stock Pledge’’), as collateral for the Meiers’ guaranties until full repayment of Tronco loan. The certificates representing the 8,814,860 pledged shares are being held in third-party escrow until full repayment of the Tronco loan. The pledged shares will be tradable in the public market 180 days after the closing of the Offering, subject to insider timing requirements and volume limitations under Rule 144 of the Securities Act, and required periodic black-out periods. At a $3.68 per share price at closing of the NYSE MKT on May 1, 2015, the pledged shares would currently have a market value of over $30 million, significantly more than the amount necessary to repay the Tronco loan, even if no Tronco assets were sold.

Based on the combined collateral value of the Tronco assets and of the Meier Stock Pledge, we have determined that there is no risk of loss to us in connection with Tronco loan. Accordingly, we have eliminated the guarantee liability and recorded the entire net realizable value of the Tronco loan totaling $8,296,717 as an asset in the balance sheet for the period ended March 31, 2015.

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

During July 2014, the Board of Directors agreed to restructure the Tronco loan effective May 29, 2014. As part of this restructuring the interest rate was decreased to the prime rate of JPMorgan Chase Bank plus 0.25%, which was 3.25% as of March 31, 2015. The payment requirements and schedule were also changed with the restructuring. Only interest was due on December 31, 2014 and, a balloon payment of all unpaid interest and principal is due in full at maturity on December 31, 2015. Consideration for the restructuring of the Tronco loan included the fact that the Meier’s provided their 8,814,860 shares of common stock in the Company as collateral.

NOTE 9. SHARE BASED COMPENSATION

The Company’s Employee Stock Incentive Plan (“Stock Plan”) reserves 1,724,128 shares of common stock for issuance. Equity and equity-based compensation plans are intended to make available incentives that will assist us in attracting, retaining, and motivating individuals by allowing them to acquire an ownership interest in our business, and, as a result, encouraging them to contribute to our success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As a result, we expect to incur non-cash, stock-based compensation expenses in future periods.

The Stock Plan enables the Board of Directors to award incentive and non-qualified stock options, restricted stock, unrestricted stock and restricted stock. As of March 31, 2015, 131,250 shares have been granted leaving 1,592,878 shares available for future grants. The awards granted vest equally over three years. Awards are valued using the closing share price of the Company’s common stock on the date of grant.

Compensation recognized for grants vesting under the Stock Plan was $52,577 for the three months ended March 31, 2015. The Company recognized compensation expense and recorded it as share-based compensation and included in selling, general and administrative in the consolidated condensed statement of operations.

Total unrecognized compensation expense related to unvested restricted stock units expected to be recognized over the remaining weighted vesting period of 2.6 years equaled $533,869 at March 31, 2015. These shares vest over a three year time period.

NOTE 10. SUBSEQUENT EVENTS

On April 22, 2015, the Hard Rock Note was restated and amended. The Amended and Restated Hard Rock Note accrues interest from April 20, 2015 until May 29, 2015 at an adjustable rate per annum equal to the JP Morgan Chase Bank, N.A. annual prime rate as it had originally. From May 29, 2015 until maturity, the Amended and Restated Hard Rock Note will accrue interest at a fixed rate equal to 5.25% per annum.

Under the terms of the Amended and Restated Hard Rock Note, the Company will pay five principal installments of $2.5 million plus accrued interest on May 29, 2015, January 15, 2016, July 15, 2016, January 16, 2017 and July 14, 2017. The Amended and Restated Hard Rock Note matures and is fully payable on July 14, 2017.

Also, on April 9, 2015, the Company refinanced its $5.0 million note with American Bank of the North due August 15, 2015. Under the new agreement, the loan is now due August 18, 2018 and has an interest rate of 5.25%. Payment on the loan will be made in 39 monthly principal plus interest payments of $39,317 plus a final payment of $4,256,355 in August 2018. The collateral for the loan remains the Company’s corporate offices and manufacturing facilities, and the associated real estate. The Company provided a parent guarantee of the indebtedness, and Troy and Annette Meier provided personal guarantees.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of March 31, 2015, and our results of operations for the three months ended March 31, 2015 and 2014. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the years ended December 31, 2014 and 2013, which were included in the Company’s annual form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”).

Unless the context requires otherwise, references to the “Company” or to “we,” “us,” or “our” and other similar terms are to Superior Drilling Products, Inc. and all of its subsidiaries.

Forward Looking – Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of the Company. You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the following:

☐	the volatility of oil and natural gas prices;

☐	the cyclical nature of the oil and gas industry;

☐	consolidation within our customers’ industries;

☐	competitive products and pricing pressures;

☐	our reliance on significant customers;

☐	our limited operating history;

☐	fluctuations in our operating results;

☐	our dependence on key personnel;

☐	costs of raw materials;

☐	our dependence on third party suppliers;

☐	unforeseen risks in our manufacturing processes;

☐	the need for skilled workers;

☐	our ability to successfully manage our growth strategy;

☐	unanticipated risks associated with, and our ability to integrate, acquisitions;

☐	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

☐	access to capital markets;

☐	terrorist threats or acts, war and civil disturbances;

☐	our ability to protect our intellectual property;

☐	impact of environmental matters, including future environmental regulations;

☐	implementing and complying with safety policies;

☐	breaches of security in our information systems;

☐	related party transactions with our founders; and

☐	risks associated with our common stock.

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

Nature of Operations

Superior Drilling Products, Inc. is a drilling and completion tool technology company. We are an innovative, cutting-edge refurbisher of PDC (polycrystalline diamond compact) drill bits, and a designer and manufacturer of new drill bit and horizontal drill string enhancement tools for the oil, natural gas and mining services industry. All of the drilling tools that we rent are manufactured by us. Our customers are engaged in domestic and international exploration and production of oil and natural gas. We were incorporated on December 10, 2013 under the name SD Company, Inc. in order to facilitate (a) the reorganization of the entities that are now our consolidated subsidiaries and (b) the subsequent acquisition of Hard Rock Solutions, LLC (“HR”). We changed our name from SD Company Inc. to Superior Drilling Products, Inc. on May 22, 2014 in conjunction with closing of that reorganization and our initial public offering which occurred on May 23, 2014 (“Offering” or “IPO”). Our corporate headquarters and manufacturing operations are located in Vernal, Utah. Our common stock trades on the NYSE MKT exchange under the ticker symbol “SDPI”.

Our subsidiaries include (a) Superior Drilling Solutions, LLC (previously known as Superior Drilling Products, LLC), a Utah limited liability company (“SDS”), together with its wholly owned subsidiary, Superior Drilling Products of California, LLC, a California limited liability company (“SDPC”), (b) Superior Design and Fabrication, LLC, a Utah limited liability company (“SDF”), (c) Extreme Technologies, LLC, a Utah limited liability company (“ET”), (d) Meier Properties Series, LLC, a Utah limited liability company (“MPS”), (e) Meier Leasing, LLC, a Utah limited liability company (“ML”), (f) HR.

Overview

We currently have three basic operations:

•	Our PDC drill bit refurbishing and manufacturing service,
•	Our emerging technologies business that manufactures the Drill N Ream tool, our new completion bits, custom drill tool products to customer specifications, and our innovative pending drill string enhancement tools, and
•	Our new product development business that conducts our research and development, and designs our new completion bits, horizontal drill string enhancement tools, other down-hole drilling technologies, and drilling tool manufacturing technologies.

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

Oilfield services companies drill the wells for hydrocarbon exploration and production (“E&P”) companies. Demand for onshore drilling is a function of the willingness of E&P companies to make operating and capital expenditures to explore for, develop and produce hydrocarbons. When oil or natural gas prices increase, E&P companies generally increase their capital expenditures, resulting in greater revenues and profits for both drillers and equipment manufacturers. Likewise, as discussed below under “–Trends in the Industry,” significant decreases in the prices of those commodities typically lead E&P companies, as we have seen in recent months, to reduce their capital expenditures, which decreases the demand for drilling equipment.

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

Declining Rig Count; Industry Volatility. During the latter half of 2014, oil prices dramatically declined in the United States and as a result, the number of operating drill rigs began to be reduced. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Recently the NYMEX-WTI oil price has been as low as $43.08 per barrel, and the NYMEX-Henry Hub natural gas price has been as low as $1.91 per MMBtu. Per Baker Hughes weekly rotary rig count report as of December 26, 2014 the US rig count was 1,840, which has now decreased as of May 1, 2015 to 905.

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

Customer Diversification. With our acquisition of Hard Rock in May 2014, which provided us the Drill N Ream technology, the rental customers already employing the Drill N Ream tool became our direct customers. In January 2015 we purchased the rights to the OrBIT completion bit technology. Through these acquisitions we have increased our capabilities of directly renting and selling products to our customers, which have diversified our customer base and sources of revenue. Our manufacturing technologies operations also provide us diversification opportunities as we can design and manufacture to customer specifications new technologies we have under development.

Halliburton to Acquire Baker Hughes. During 2014, Halliburton announced its planned acquisition of Baker Hughes. Currently Baker Hughes is our sole customer for our bit refurbishment business and we do not know how this acquisition may impact our business. Despite this, we intend to continue developing our long-time relationship with Baker Hughes.

Acquisition

On January 9, 2015, we purchased the exclusive manufacturing, marketing and sales rights and the current inventory of the OrBIT completion drill bit product line from Tenax Energy Solutions. Consideration for the acquisition was approximately $300 thousand in cash plus term payments of up to $2 million subject to future OrBIT sales revenue over a 2-year period. The agreement also provided us the right of first refusal on any new or additional intellectual property of Tenax Energy Solutions. The OrBIT drill bit technology opens up the completion and workover markets for our downhole tool manufacturing business. The OrBIT drill bits are designed to perform completion and workover activities in a more efficient and cost effective manner through the use of carbide cutting structures on a unicone bit design. As a result, the OrBIT tool is able to minimize milling time in the wellbore, far exceeding the industry norm for similar tools.

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

º              Other Machined Tools.  We also design and manufacture other new tools and component parts for other oil and gas industry participants from time to time. With the OrBit acquisition, we also manufacture our own products for sale. We recognize revenue for the manufacture of other machined tools and parts upon their shipment to the customer. Shipping and handling costs related to product sales are recorded gross as a component of both the sales price and cost of the product sold.

Rental Tools. We provide rental tool services for our customers. We currently have the Drill N Ream tool available for rent to our customers. Rental includes delivery to customers’ drill rig operations and replacement of tools when in need of repair.

See also “— Critical Accounting Policies and Estimates — Revenue Recognition.”

Cost of Revenue.  We expense direct costs of production when incurred. Direct costs for manufacturing, refurbishment and repair consist primarily of labor, materials and cutting tools. Also, included in the production costs of the business are manufacturing and refurbishment overhead costs. In addition we include the field sales and distribution infrastructure cost associated with our rental tool business.

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

Factors Affecting Comparability

We believe that the following selected factors can be expected to have a significant effect on the comparability of our recent or future results of operations:

Reorganization

In connection with the closing of the Offering in May 2014, we completed the Reorganization in which we acquired all of the limited liability company membership interests of SDS, SDF, ET, MPS, and ML and, as a result, became the holding company under which those subsidiaries conduct operations. Each of the subsidiaries is considered to be a historical accounting predecessor for financial statement reporting purposes.

Hard Rock Acquisition

In May 2014, we purchased 100% of the limited liability company membership interests of Hard Rock (the “Hard Rock Acquisition”), HR’s subsidiary, pursuant to a membership interest purchase agreement with HR. HR began operations in 2001 and has been marketing and renting the Drill N Ream tool since 2011. The Hard Rock purchase price was $25 million, consisting of $12.5 million in cash at closing, and a seller-carried promissory note for $12.5 million (the “Hard Rock Note”). See Note 5 – Long term debt.

On April 22, 2015, the original $12.5 million seller-carried promissory note for the acquisition of Hard Rock Solutions in 2014 (the "Hard Rock Note") has been restated and amended. See Note 10 – Subsequent Events.

Public Company Expenses

Upon consummation of the Offering, we became a public company. Our common stock is listed on the NYSE MKT. As a result, we must comply with laws, regulations, and requirements that we did not need to comply with as a private company, including certain provisions of the Sarbanes-Oxley Act and related SEC regulations, and we also must comply with the requirements of NYSE MKT. Compliance with the requirements of being a public company will increase our operating expenses in order to pay our employees, legal counsel, and accountants to assist us in, among other things, external reporting, instituting, and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. We estimate that incremental annual public company costs will be approximately $1 million for 2015.

Stock-Based Compensation

The Employee Stock Incentive Plan (“Stock Plan”) reserves 1,724,128 shares of common stock for issuance. Equity and equity-based compensation plans are intended to make available incentives that will assist us in attracting, retaining, and motivating individuals by allowing them to acquire an ownership interest in our business, and, as a result, encouraging them to contribute to our success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As a result, we expect to incur non-cash, stock-based compensation expenses in future periods.

The Stock Plan enables the Board of Directors to award incentive and non-qualified stock options, restricted stock, unrestricted stock and restricted stock. As of March 31, 2015, 131,250 shares have been granted leaving 1,592,878 shares available for future grants. The awards granted vest equally over three years. Awards are valued using the closing share price of the Company’s common stock on the date of grant.

Compensation recognized for grants vesting under the Stock Plan was $52,577 for the three months ended March 31, 2015. The Company recognized compensation expense and recorded it as share-based compensation and included in selling, general and administrative in the consolidated condensed statement of operations.

Total unrecognized compensation expense related to unvested restricted stock units expected to be recognized over the remaining weighted vesting period of 2.6 years equaled $533,869 at March 31, 2015. These shares vest over a three year time period and are subject to stock holder approval. These shares are for services performed from June 2014 to May 2015.

Additional Compensation Expenses

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

RESULTS OF OPERATIONS

The following table represents our condensed consolidated statement of operations for the periods indicated:

	Three-Months Ended March 31,
(in thousands)	2015		2014
Revenue	$4,075	100%	$3,734	100%
Operating costs and expenses	5,127	126%	2,609	70%
Income (loss) from continuing operations	(1,053)	(26)%	1,124	30%
Other income (expense)	(470)	(12)%	(259)	(7)%
Income tax benefit	480	12%	-	-%
Net income (loss)	$(1,043)	(26)%	$865	23%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

For the three months ended March 31, 2015, as compared with the three months ended March 31, 2014

Revenue.  Our revenue increased approximately $341,000, during the three months ended March 31, 2015 compared with the same period in 2014. The increase was mainly due to the difference of the HR rental tool revenue for 2015 compared with pre-acquisition HR royalty revenue for 2014. The Company received approximately $257,000 of pre-acquisition Drill N Ream royalty revenue for the three months ended March 31, 2014 compared with approximately $2,046,000 of rental tool revenue and $182,500 of other related revenue for the three months ended March 31, 2015. Hard Rock was purchased on May 29, 2014 and the royalty was replaced with rental tool revenue. The manufacturing and refurbishing business with Baker Hughes was down measurably from approximately $3,477,000 during the three months ending March 31, 2014 compared with approximately $1,846,000 for the same period in 2015. The decline was the result of the rapid U.S. rig count reduction from the oil industry slowdown.

Operating Costs and Expenses.  During the three months ended March 31, 2015, total operating cost and expenses increased approximately $2,518,000 compared with the three months ended March 31, 2014.

Cost of revenue increased approximately $688,000 for the three months ended March 31, 2015 in comparison with the same period in 2014. This increase reflects the development of the rental tool field sales and distribution infrastructure.

Selling, general and administrative expenses (“SG&A”) increased approximately $1,002,000 for the three months ended March 31, 2015 compared with the same period in 2014. The increase was due primarily to additional personnel related to the growth of our rental tool business. Payroll and related costs increased by approximately $504,000, which was primarily due to new hires of engineering, sales, marketing and administrative employees. Research and development costs increased by approximately $313,000 due to building and testing of the Strider tool. Also, there was approximately $185,000 of additional compensation and travel expenses associated with now having a Board of Directors to meet public company governance requirements.

Depreciation and amortization expense increased approximately $828,000 primarily attributable to the additional Hard Rock assets.

Other Income (Expenses).  Other income and expense primarily consists of rent income, interest income and interest expense. We receive rent from two real property leases: one lease of a building on our Vernal campus and the second for lease of the Superior Auto Body (“SAB”) facilities by a related party. For the three months ended March 31, 2015, lease payments decreased by approximately $25,000 as compared with the three months ended March 31, 2014. Interest income for the three months ended March 31, 2015 and March 31, 2014 was approximately $73,000 and $0, respectively, which increase was mainly due to interest received from the Tronco loan (see Note 8 – Related Party Transactions). The interest expense for the three months ended March 31, 2015 and March 31, 2014 was approximately $560,000 and $311,000, respectively. Included in interest expense at March 31, 2015 was HR debt discount expense of approximately $226,000.

Liquidity and Capital Resources

At March 31, 2015, we had positive working capital of approximately $2,168,000. As of March 31, 2015, we had current assets of approximately $11,234,000 consisting of cash, account receivable, inventory, deferred tax asset and other current assets, and current liabilities of approximately $9,066,000 consisting of accounts payable, accrued expenses, income tax payable, amounts payable to our founders, entities owned by the Meiers, current deferred tax liability, current portion of capital lease obligation, and current long term debt obligation. As of March 31, 2015 we had cash of approximately $5,773,000.

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, and repayment of debt. We believe that our sources of liquidity, including cash flow from operations, existing cash, and cash equivalents will be sufficient to meet our projected cash requirements for at least the next 12 months, including (a) the increased operating expenses of legal, audit and accounting we expect to incur in connection with being a public company, (b) the increased operating expenses associated with the additional financial and operating personnel we have hired in connection with our growth and addition of Hard Rock, (c) our debt obligation of approximately $1.5 million to our founders and (d) all debt payments including the Hard Rock Note. We will monitor our capital requirements to ensure our needs are in line with available capital resources. We expect capital expenditures for 2015 will be in the range of $800,000 to $1,000,000, with the majority to be spent in second half of the year.

The aggregate outstanding balance of our notes payable as of March 31, 2015 was approximately $22.9 million (see detail below) with interest rates ranging from 0% to 8.4%.

Long-term debt is comprised of the following:

	March 31, 2015	December 31, 2014
Real estate loans	$7,836,865	$7,912,354
Hard Rock Note (net of $602,667 and $828,667 discount, respectively)	11,897,333	11,671,333
Related party loan	1,490,703	1,610,273
Machinery loans	980,891	1,019,100
Transportation loans	751,962	786,767
	22,957,754	22,999,827
Current portion of long-term debt	(6,013,873)	(10,720,243)
	$16,943,881	$12,279,584

On May 29, 2014 as part of the Reorganization, the Company issued notes to the Founders, in the amounts of $1,280,000 and $720,000, respectively.

On May 29, 2014, the Company purchased all of the interests of Hard Rock. Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”).

During April 2015, we refinanced our real estate loan with American Bank of the North. See further discussion in Note 10 – Subsequent Events.

On April 22, 2015, the Hard Rock Note was restated and amended. (“Amended and Restated Hard Rock Note”).

The Amended and Restated Hard Rock Note accrues interest from April 20, 2015 until May 29, 2015 at an adjustable rate per annum equal to the JP Morgan Chase Bank, N.A. annual prime rate as it had originally. From May 29, 2015 until maturity, the Amended and Restated Hard Rock Note will accrue interest at a fixed rate equal to 5.25% per annum.

Under the terms of the Amended and Restated Hard Rock Note, the Company will pay five principal installments of $2.5 million plus accrued interest on May 29, 2015, January 15, 2016, July 15, 2016, January 16, 2017 and July 14, 2017. The Amended and Restated Hard Rock Note matures and is fully payable on July 14, 2017.

Cash Flow

Operating Cash Flows

For the three months ended March 31, 2015, net cash provided by our operating activities was approximately $542,000. The Company had approximately $1,043,000 of net loss, approximately $860,000 decrease in accounts receivable, a decrease in accounts payable and accrued expenses of approximately $111,000 and depreciation and amortization expense of approximately $1,148,000.

Investing Cash Flows

For the three months ended March 31, 2015, net cash used in our investing activities was approximately $223,000, which was used for property, plant and equipment purchases.

Financing Cash Flows

For the three months ended March 31, 2015, net cash used by our financing activities was approximately $338,000, primarily attributable for payments on long-term debt and long-term capital lease obligations.

Trends and Outlook for the Company

During the latter half of 2014, oil prices dramatically declined in the United States and as a result, the number of operating drilling rigs began to be reduced. Our business is highly dependent upon the vibrancy of the oil & gas drilling operations in the U.S. While during the last several months of the year, we were able to continue to gain market share with our Drill N Ream tool, we began to see pressure from customers on pricing. For 2015, we expect this pressure to be sustained until the pricing of oil stabilizes around the world, providing greater certainty for our customers and their capital investment plans. The impact of pricing on our drill bit refurbishment business is especially pronounced as our exclusive customer for that business is a leading supplier of drill bits to the oil & gas exploration and production industry globally. We believe the value of our Drill N Ream and the new tools we are introducing in 2015, as well as our low market penetration, provide us opportunity to grow sales despite market conditions. Our goal is for these tools sales growth to help offset the decline we anticipate in our PDC drill bit refurbishment business.

We have completed the renewal of a $5 million loan extending the term from August 2015 to 2018. The notes renewed were with American Bank of the North and relate to the note on our corporate offices and manufacturing facilities. We have also amended our payments of the Hard Rock Note, which will decrease the cash payout during 2015 by $2.5 million. During the first quarter of 2015, we implemented a reduction in staffing and other cost saving measures. We will continue to monitor the developing oil and gas market and evaluate the need for further cost cutting measures.

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

Critical Policies

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

Revenue Recognition

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

Manufacturing — Manufactured products are sold at prevailing market rates. We recognize revenue for these products upon delivery, when title passes, when collectability is reasonably assured and when there are no further significant obligations for future performance. Typically this is at the time of customer acceptance. Shipping and handling costs related to product sales are recorded as a component of both the sales price and cost of the product sold.

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

Accounts Receivable; Allowance for Doubtful Accounts — Accounts receivable are generally due within 60 days of the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. As of March 31, 2015 and as of December 31, 2014, management determined that no allowance for doubtful accounts was deemed necessary due to our expectation that the Company will collect all amounts owed.

Goodwill and Related Intangible Assets — Goodwill is the excess cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. We did not recognize any goodwill as the result of the Reorganization. To determine the amount of goodwill resulting from the Hard Rock Acquisition, we hired an outside third party to perform an assessment to determine the fair value of Hard Rock’s tangible and intangible assets and liabilities and goodwill was allocated to be $7,095,000. The Company hired this same group to review the value of goodwill as of December 31, 2014 and determined no impairment was needed. The same procedure will be followed for any future acquisitions. Annually, and more often as necessary, we will perform an evaluation of our intangible assets and goodwill for indications of impairment. If indications exist, we will perform an assessment of the fair value of the intangible assets and the goodwill and if necessary, record an impairment charge

Income Taxes — The Company is a C-corporation for federal and state income tax reporting purposes. Accordingly, we continue to be subject to federal and state income taxes, which may affect future operating results and cash flows. As of March 31, 2015, we estimated a current deferred tax asset of approximately $271,000 and a deferred tax liability of approximately $264,000 will be established for differences between the book and tax basis of our assets and liabilities. The deferred tax asset and liability resulted in a corresponding benefit recorded to net income from operations.

Tronco Loan Guaranty — See the discussion of the Tronco loan in Note 8 to our consolidated condensed financial statements.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2015 due to certain material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement in our interim financial statements will not be prevented or detected on a timely basis. During the course of our assessment, management identified that the Company has a lack of staffing within its accounting department, in terms of the small number of employees performing its financial and accounting functions, which does not provide the necessary segregation of duties surrounding the cash disbursements process. Management believes the lack of accounting and financial personnel amounts to a material weakness in its internal control over financial reporting ability to adequately prepare financial statements and disclosures, and a lack of accounting expertise to appropriately apply GAAP for complex and non-routine transactions. As a result, at March 31, 2015 and on the date of this Report, its internal control over financial reporting is not effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that Del-Rio’s claims are without merit, and all defendants are actively defending in this matter. In particular, SDS’ and MPS’ only involvement was to grant guaranties and/or security interests in their respective separate personal and real property to ACF to additionally collateralize the Tronco loan before its purchase by us. In addition, since the Meiers’ and their personal trusts guaranty repayment of the Tronco loan, we believe that the basis of Del-Rio’s damages claims are nullified. Consequently, we do not believe that Del Rio’s purported claims against SDS and MPS will have any material adverse effect on our cash flow, business, or operations. As of March 31, 2015, there have been no updates or decisions made concerning this matter.

Item 6.     Exhibits

The exhibits listed below are filed as part of this report:

Exhibit No.	Description

10.1	Business Loan Agreement between Meier Properties, Series LLC and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.2	Commercial Guaranty between Superior Drilling Products, Inc. and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.3	Commercial Guaranty between G. Troy Meier and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.4	Commercial Guaranty between Annette Meier and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.5	Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated April 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

31.1*                 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.

31.2*                 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

32                      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier and Christopher D. Cashion.**

101.INS *	XBRL Instance

101.XSD *	XBRL Schema

101.CAL *	XBRL Calculation

101.DEF *	XBRL Definition

101.LAB *	XBRL Label

101.PRE *	XBRL Presentation

**	Furnished herewith.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR DRILLING PRODUCTS, INC.

Date: May 15, 2015

By: /s/ G. Troy Meier
G. Troy Meier, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Christopher D. Cashion
Christopher D. Cashion, Chief Financial Officer
(Principal Financial Officer)

