Form 10-Q
period 2015-06-30
Superior Drilling Products, Inc.
filed 2015-08-14
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

There were 17,291,646 shares of common stock, $0.001 par value, issued and outstanding as of August 14, 2015.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Drilling Products, Inc.

Consolidated Condensed Balance Sheets

(Unaudited)

ASSETS	June 30, 2015	December 31, 2014
Current assets
Cash	$2,456,108	$5,792,388
Accounts receivable	2,128,531	4,403,001
Prepaid expenses	211,612	163,934
Inventory	1,478,495	1,219,079
Deferred tax asset	-	271,298
Other current assets	143,999	45,000
Total current assets	6,418,745	11,894,700
Property, plant and equipment, net	15,356,949	15,963,629
Intangible assets, net	12,249,445	13,472,778
Goodwill	7,802,903	7,802,903
Note receivable	8,296,717	8,296,717
Other assets	31,318	112,606
Total assets	$50,156,077	$57,543,333
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$515,220	$893,376
Accrued expenses	1,454,467	1,967,091
Income tax payable	2,000	1,000
Current portion of capital lease obligation	311,706	292,979
Current portion of related party debt obligation	511,846	492,452
Current portion of long-term debt	3,012,286	10,720,243
Total current liabilities	5,807,525	14,367,141
Deferred tax liability	208,966	744,577
Capital lease obligation, less current portion	417,280	578,273
Related party debt, less current portion	856,955	1,117,820
Long-term debt, less current portion	15,972,768	10,669,311
Total liabilities	23,263,494	27,477,122
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 17,291,646 shares issued and outstanding	17,292	17,292
Additional paid-in-capital	30,920,764	30,815,609
Retained deficit	(4,045,473)	(766,690)
Total stockholders' equity	26,892,583	30,066,211
Total liabilities and stockholders' equity	$50,156,077	$57,543,333

The accompanying notes are an integral part of these consolidated condensed financial statements.

 Superior Drilling Products, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Revenue	$2,881,372	$4,468,675	$6,955,990	$8,202,342

Operating costs and expenses
Cost of revenue	1,585,018	1,368,243	3,504,050	2,601,615
Selling, general and administrative	1,780,649	1,524,762	3,840,423	2,580,028
Depreciation and amortization	1,170,204	723,049	2,318,701	1,043,616

Total operating expenses	4,535,871	3,616,054	9,663,174	6,225,259

Operating (loss) income	(1,654,499)	852,621	(2,707,184)	1,977,083

Other income (expense)

Interest income	73,293	23,072	146,569	23,072
Interest expense	(467,252)	(579,047)	(1,027,680)	(889,886)
Other income	57,026	89,048	129,085	186,526
(Loss) gain on sale of assets	(27,666)	13,292	(82,886)	13,292
Change in guaranteed debt	-	-	-	(45,834)
Total other expense	(364,599)	(453,635)	(834,912)	(712,830)

(Loss) income before income taxes	(2,019,098)	398,986	(3,542,096)	1,264,253
Income tax expense (benefit)	216,599	1,078,045	(263,313)	1,078,045

Net (loss) income	$(2,235,697)	$(679,059)	$(3,278,783)	$186,208

Basic (loss) earnings per common share	$(0.13)	$(0.06)	$(0.19)	$0.02
Basic weighted average common shares outstanding	17,291,646	11,795,708	17,291,646	10,313,518
Diluted (loss) earnings per common share	$(0.13)	$(0.06)	$(0.19)	$0.02
Diluted weighted average common shares outstanding	17,291,646	11,795,708	17,291,646	10,439,801

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Consolidated Condensed Statements Of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
Cash Flows From Operating Activities
Net (loss) income	$(3,278,783)	$186,208
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	2,318,701	1,043,616
Amortization of debt discount	411,969	324,974
Deferred tax (benefit) expense	(264,313)	977,326
Share – based compensation expense	105,155	-
Change in guaranteed debt	-	45,837
Loss on disposition of assets	82,886	-
Changes in operating assets and liabilities:
Accounts receivable	2,274,470	(606,596)
Inventory	(259,416)	(311,463)
Prepaid expenses and other current assets	(146,677)	(85,578)
Other assets	68,069	(106,829)
Accounts payable and accrued expenses	(889,780)	1,268,522

Net Cash Provided by Operating Activities	422,281	2,736,017

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(558,355)	(429,677)
Note receivable to Tronco	-	(8,296,717)
Purchase of Hard Rock assets	-	(12,500,000)
Net Cash Used in Investing Activities	(558,355)	(21,226,394)

Cash Flows From Financing Activities
Principal payments on debt	(2,816,469)	(1,085,219)
Principal payments on related party debt	(241,471)	-
Principal payments on capital lease obligations	(142,266)	(125,584)
Proceeds received from borrowings on debt	-	2,000,000
Proceeds received from issuance of common stock	-	31,050,000
Initial Public Offering costs	-	(3,578,865)
Capital distributions	-	(2,053,861)
Net Cash (Used) Provided by Financing Activities	(3,200,206)	26,206,471

Net (decrease) increase in Cash	(3,336,280)	7,716,094
Cash at Beginning of Period	5,792,388	11,256
Cash at End of Period	$2,456,108	$7,727,350
Supplemental information:
Cash paid for Interest	$577,072	$528,591

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

June 30, 2015

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Superior Drilling Products, Inc. (the “Company”, “we”, “our” or “us”) is a drilling and completion tool technology company. We manufacture, repair, sell and rent drilling and completion tools. All of the drilling and completion tools that we rent and sale are manufactured by us. Our customers are engaged in the domestic and international exploration and production of oil and natural gas. We were incorporated on December 10, 2013 under the name SD Company, Inc. in order to facilitate (a) the reorganization of the entities that are now our consolidated subsidiaries and (b) the subsequent acquisition of Hard Rock Solutions, LLC. We changed our name from SD Company Inc. to Superior Drilling Products, Inc. on May 22, 2014 in conjunction with closing of the reorganization (the “Reorganization”). Our headquarters and principal manufacturing operations are located in Vernal, Utah.

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

As a company with less than $1.0 billion in revenue during its last fiscal year, which completed its initial public offering after December 2011, we qualify as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of exemptions from various reporting requirements applicable to other public companies that are not an “emerging growth company.”

Unaudited Interim Financial Information

These interim consolidated condensed financial statements for the three and six months ended June 30, 2015 and 2014, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations expected for the year ended December 31, 2015. These interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2014 and 2013 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”).

Basic and Diluted Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated to give effect to potentially issuable common shares, which include stock warrants. As of June 30, 2015, the Company had warrants exercisable for 714,286 shares of common stock at $4.00 per share. These warrants have a four year term expiring in February 2018. These warrants were anti-dilutive for the three and six months ended June 30, 2015 and 2014.

Rental and Sales Income

The Company operates as a drilling and completion tool technology company that rents drill string enhancement tools and sells tools in the completion and workover industry all for use by customers engaged in the oil and gas business. While the duration of the rents vary by job and number of runs, these rents are generally less than one month. The rental agreements do not have minimum rental payments or terms. Revenue is recognized upon completion of the job. The tools are currently rented and sold primarily to entities operating in North Dakota, Wyoming, Texas, Montana, Oklahoma, Utah, New Mexico and Colorado.

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

Liquidity

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, and repayment of debt. We are currently introducing our Strider tool and OrBit completion bit to the market, which we believe will increase our cash flow. However, management does not believe this will have a large enough impact to meet all of our cash needs for the next 12 months. We are currently evaluating a range of alternatives to improve our liquidity position. However we cannot provide any assurances that any of these financing options will be available to us in the future on acceptable terms or at all. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses level; (ii) fund certain obligations as they become due; (iii) further refinance debt to better meet our cash flow requirements; and (iv) respond to competitive pressures or unanticipated capital requirements.

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

NOTE 2. INVENTORY

Inventory is comprised of the following:

	June 30, 2015	December 31, 2014
Raw material	$913,073	$990,709
Work in progress	171,178	155,903
Finished goods	394,244	72,467
	$1,478,495	$1,219,079

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	June 30, 2015	December 31, 2014
Land	$2,268,039	$2,268,039
Buildings	4,847,778	4,847,778
Buildings – Superior Auto Body.	2,213,729	2,213,729
Leasehold improvements	717,232	710,232
Machinery and equipment	6,682,269	6,338,521
Machinery under capital lease	2,322,340	2,322,340
Furniture and fixtures	507,556	466,213
Transportation assets	1,343,349	1,343,349
	20,902,292	20,510,201
Accumulated depreciation	(5,545,343)	(4,546,572)
	$15,356,949	$15,963,629

Depreciation expense related to property, plant and equipment for the three and six months ended June 30, 2015 was $551,320 and $1,095,368, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	June 30, 2015	December 31, 2014
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(2,650,555)	(1,427,222)
	$12,249,445	$13,472,778

Amortization expense related to intangible assets for the three and six months ended June 30, 2015, was $617,536 and $1,223,333, respectively.

Annually, and more often as necessary, we will perform an evaluation of our intangible assets and goodwill for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and the goodwill and, if necessary, record an impairment charge. As of June 30, 2015, the Company performed an evaluation of the intangible assets and goodwill and determined no impairment was needed.

NOTE 5. LONG-TERM DEBT

Long-term debt is comprised of the following:

	June 30, 2015	December 31, 2014
Real estate loans	$7,748,708	$7,912,354
Hard Rock Note (net of $416,698 and $828,667 discount, respectively)	9,583,302	11,671,333
Machinery loans	936,209	1,019,100
Transportation loans	716,834	786,767
	18,985,053	21,389,554
Current portion of long-term debt	(3,012,286)	(10,720,243)
Long term portion of long-term debt	$15,972,767	$10,669,311

On May 29, 2014, the Company purchased all of the interests of Hard Rock. Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”).

On April 22, 2015, the Hard Rock Note was restated and amended (the “Amended and Restated Hard Rock Note”). The Amended and Restated Hard Rock Note accrued interest from April 20, 2015 until May 29, 2015 at an adjustable rate per annum equal to the JP Morgan Chase Bank, N.A. annual prime rate as it had originally. From May 29, 2015 until maturity, the Amended and Restated Hard Rock Note accrues interest at a fixed rate equal to 5.25% per annum.

Under the terms of the Amended and Restated Hard Rock Note, the Company made one installment payment of $2.5 million plus accrued interest on May 29, 2015, and will make four equal additional payments on January 15, 2016, July 15, 2016, January 16, 2017 and July 14, 2017. The Amended and Restated Hard Rock Note matures and is fully payable on July 14, 2017.

On April 9, 2015, the Company refinanced its $5.0 million note with American Bank of the North due August 15, 2015. Under the new agreement, the loan is now due August 15, 2018 and has an interest rate of 5.25%. Payment on the loan will be made in 39 monthly principal plus interest payments of $39,317 plus a final payment of $4,256,355 in August 2018. The collateral for the loan remains the Company’s corporate offices and manufacturing facilities, and the associated real estate. The Company provided a parent guarantee of the indebtedness, and Troy and Annette Meier provided personal guarantees.

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

Tronco and Del-Rio are the sole owners and managers of Philco. Philco served as the exploration operator. Part of the collateral for the Tronco loan (as defined in Note 8) is Philco’s mineral leases. Del- Rio’s suit alleges that the defendants made amendments to the Tronco loan without complying with the voting provisions of Philco’s operating agreement, and that all of the Meier-related entities somehow benefitted from the Tronco loan proceeds in an unspecified manner. Del-Rio’s suit seeks to invalidate ACF’s deeds of trust on the Philco mineral leases, and to acquire title to those Philco mineral leases. ACF no longer has deeds of trust of any of the Philco mineral leases. Del Rio is also requesting monetary and punitive damages, disgorgement, prejudgment interest, post judgment interest, costs, and attorney fees, against all defendants, in an amount to be determined at trial.

We believe that Del-Rio’s claims are without merit, and all defendants are actively defending in this matter. In particular, SDS’ and MPS’ only involvement was to grant guaranties and/or security interests in their respective separate personal and real property to ACF to additionally collateralize the Tronco loan before its purchase by us. In addition, since the Meiers’ and their personal trusts guaranty repayment of the Tronco loan, we believe that the basis of Del-Rio’s damages claims are nullified. Consequently, we do not believe that Del Rio’s purported claims against SDS and MPS will have any material adverse effect on our cash flow, business, or operations. As of June 30, 2015, there have been no updates or decisions made concerning this matter.

NOTE 7. ORBIT PURCHASE

On January 9, 2015, we purchased the exclusive manufacturing, marketing and sales rights and the current inventory of the OrBIT completion drill bit product line from Tenax Energy Solutions (“Tenax”). Consideration for the purchase of inventory was approximately $300,000 in cash plus an earn out of up to $2 million, subject to future OrBIT sales revenue over a 2-year period of monthly payments not to exceed $83,333 based on the amount of sales each month. The agreement also provided us the right of first refusal on any new or additional intellectual property of Tenax. Beginning January 1, 2016, the Company will have the option to purchase the OrBIT patents for $1,000,000.

NOTE 8. RELATED PARTY DEBT AND TRANSACTIONS

	June 30, 2015	December 31, 2014

Related party loan	1,368,801	1,610,272

	1,368,801	1,610,272
Current portion of related party debt	(511,846)	(492,452)
Long term portion of related party debt	$856,955	$1,117,820

On May 29, 2014 as part of the Reorganization, the Company issued notes to our founders, entities owned by the Meier’s, in the aggregate amount of $2 million.

Superior Auto Body

The Company leases certain of its facilities to Superior Auto Body (“SAB”), a related party which is partially owned by a member of the Meier family. We recorded rental income from the related party in the amounts of $49,975 and $99,951 for the three and six months ended June 30, 2015, respectively.

Tronco Related Loans

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan (the “Tronco loan”) made to Tronco Energy Corporation (“Tronco”), a party related to us through common control, in order to take over the legal position as Tronco’s senior secured lender. That agreement provided that, upon our full repayment of the Tronco loan from the proceeds of our initial public offering (the “Offering”), the lender would assign to us all of its rights under the Tronco loan, including all of the collateral documents. On May 30, 2014, we closed our purchase of the Tronco loan for a total payoff of $8.3 million, including principal, interest and early termination fees. As a result of that purchase, we became Tronco’s senior secured lender, and as a result are entitled to receive all proceeds from sales of the Tronco-owned collateral, as discussed below.

As the result of our purchase of the Tronco loan, we have the direct legal right to enforce the collateral and guaranty agreements entered into in connection with the Tronco loan and to collect Tronco’s collateral sales proceeds in order to recover the loan purchase amount. The Tronco loan continues to be secured by the first position liens on all of Tronco assets, as well as by the guarantees of Troy and Annette Meier (the “Meier Guaranties”), which are directly payable to and legally enforceable by us. In addition, the Meiers have provided us with stock pledges in which they pledge all of their shares of our common stock held by their family entities (the ‘‘Meier Stock Pledge’’) as collateral for the Meiers’ guaranties until full repayment of Tronco loan. The certificates representing the 8,814,860 pledged shares are being held in third-party escrow until full repayment of the Tronco loan. The pledged shares became tradable in the public market 180 days after the closing of the Offering, subject to insider timing requirements and volume limitations under Rule 144 of the Securities Act, and require periodic black-out periods. At a $1.65 per share price at closing of the NYSE MKT on July 31, 2015, the pledged shares would currently have a market value of over $14.6 million, which is more than the amount necessary to repay the Tronco loan, even if no Tronco assets were sold. Based on the combined collateral value of the Tronco assets and of the Meier Stock Pledge, we have determined that there is no risk of loss to us in connection with Tronco loan.

During July 2014, the Board of Directors agreed to restructure the Tronco loan effective May 29, 2014. As part of this restructuring the interest rate was decreased to the prime rate of JPMorgan Chase Bank plus 0.25%, which was 3.25% as of June 30, 2015. The payment requirements and schedule were also changed with the restructuring. Only interest was due on December 31, 2014, and a balloon payment of all unpaid interest and principal is due in full at maturity on December 31, 2015. Consideration for the restructuring of the Tronco loan included the fact that the Meier’s provided their 8,814,860 shares of common stock in the Company as collateral.

NOTE 9. SHARE BASED COMPENSATION

On June 15, 2015, our stockholders approved the Superior Drilling Company, Inc. 2015 Long Term Incentive Plan (the “2015 Incentive Plan”). The purpose of the 2015 Incentive Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and its affiliates and by motivating such persons to contribute to the growth and profitability of the Company and our affiliates. Subject to adjustment as provided in the 2015 Incentive Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued with respect to awards under the 2015 Incentive Plan is 1,592,878.  As of June 30, 2015, no shares have been granted under the 2015 Incentive Plan, leaving 1,592,878 shares available for future grants.

As of June 30, 2015, there were 131,250 shares outstanding with respect to awards granted under the Company’s 2014 Incentive Plan. The Board of Directors has frozen the 2014 Incentive Plan, such that no future grants of awards will be made and the 2014 Incentive Plan shall only remain in effect with respect to awards under that plan outstanding as of June 15, 2015 until they expire according to their terms.

Compensation expense recognized for grants vesting under the 2014 Incentive Plan was $52,578 and $105,155 for the three and six months ended June 30, 2015, respectively. The Company recognized compensation expense and recorded it as share-based compensation and included it in selling, general and administrative expenses in the consolidated condensed statement of operations.

Total unrecognized compensation expense related to unvested restricted stock units expected to be recognized over the remaining weighted vesting period of 2.3 years equaled $481,290 at June 30, 2015. These shares vest over a three year time period.

NOTE 10. SUBSEQUENT EVENTS

On August 10, 2015, the Board of Directors granted the issuance of 71,202 restricted stock units from the Company’s 2015 Incentive Plan to the Directors based on the closing price of the Company’s common stock on the date of the grant. These restricted stock units will vest over a three year period.

Also, on August 10, 2015, the Board of Directors granted the issuance of 366,000 restricted stock units and 87,500 options from the Company’s 2015 Incentive Plan to officers and employees based on the closing price of the Company’s common stock on the date of the grant. These restricted stock units and options will vest 33% on the grant date, 33% on the first anniversary of the grant date and 34% on second anniversary of the grant date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of June 30, 2015, and our results of operations for the three and six months ended June 30, 2015 and 2014. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the years ended December 31, 2014 and 2013, which were included in the Company’s annual form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”).

Unless the context requires otherwise, references to the “Company” or to “we,” “us,” or “our” and other similar terms are to Superior Drilling Products, Inc. and all of its subsidiaries.

Forward Looking – Statements

This Quarterly Report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of the Company. You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

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

Nature of Operations

Superior Drilling Products, Inc. is a drilling and completion tool technology company. We are an innovative, cutting-edge refurbisher of PDC (polycrystalline diamond compact) drill bits, and a designer and manufacturer of new drill bit and horizontal drill string enhancement tools for the oil, natural gas and mining services industry. All of the drilling tools that we rent are manufactured by us. Our customers are engaged in domestic and international exploration and production of oil and natural gas. We were incorporated on December 10, 2013 under the name SD Company, Inc. in order to facilitate (a) the reorganization of the entities that are now our consolidated subsidiaries (the “Reorganization”) and (b) the subsequent acquisition of Hard Rock Solutions, LLC (“HR”). We changed our name from SD Company Inc. to Superior Drilling Products, Inc. on May 22, 2014 in conjunction with closing of that reorganization and our initial public offering which occurred on May 23, 2014 (“Offering” or “IPO”). Our corporate headquarters and manufacturing operations are located in Vernal, Utah. Our common stock trades on the NYSE MKT exchange under the ticker symbol “SDPI”.

Our subsidiaries include (a) Superior Drilling Solutions, LLC (previously known as Superior Drilling Products, LLC), a Utah limited liability company (“SDS”), together with its wholly owned subsidiary, Superior Drilling Products of California, LLC, a California limited liability company (“SDPC”), (b) Superior Design and Fabrication, LLC, a Utah limited liability company (“SDF”), (c) Extreme Technologies, LLC, a Utah limited liability company (“ET”), (d) Meier Properties Series, LLC, a Utah limited liability company (“MPS”), (e) Meier Leasing, LLC, a Utah limited liability company (“ML”), and (f) HR.

Overview

We currently have three basic operations:

•	Our PDC drill bit refurbishing and manufacturing service,

•	Our emerging technologies business that manufactures the Drill N Ream tool, the V-Stream Advanced Conditioning System, Dedicated Reamer Stringer, our new completion bits, custom drill tool products to customer specifications, and our innovative pending drill string enhancement tool, the Strider, and

•	Our new product development business that conducts our research and development, and designs our new completion bits, horizontal drill string enhancement tools, other down-hole drilling technologies, and drilling tool manufacturing technologies.

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

Our co-founder, Troy Meier, developed the first commercially-viable process for refurbishing PDC drill bits after a successful 13-year career with a predecessor of our largest client, Baker Hughes. For the past 18 years, we have exclusively provided our PDC drill bit refurbishing services for the Rocky Mountain, California and Alaska regions of Baker Hughes’s oilfield operations. In addition, we have expanded our offerings and our customer base by demonstrating our engineering, design and manufacturing expertise of down-hole drilling tools. We continuously work with our customers to develop new products and enhancements to existing products, improve efficiency and safety, and solve complex drilling tool problems. We employ a senior work force with special training and extensive experience related to drill bit refurbishing and tooling manufacture. They produce our products and services using a suite of highly technical, purpose-built equipment, much of which we design and manufacture for our proprietary use. Most of our manufacturing equipment and products use advanced, patent-pending technologies that enable us to increase efficiency, enhance drill bit integrity, and improve safety.

Drilling and Completion Industry Background

Overview

Drilling and completion of oil and gas wells is part of the oilfield services group within the energy industry. The drilling and completion industry is often segmented into the North American market and the International market. These markets share common exposure to the same macro environment, but also exhibit unique factors that drive the dynamics of each market.

Oilfield services companies drill and complete wells for hydrocarbon exploration and production (“E&P”) companies. Demand for onshore drilling and completion is a function of the willingness of E&P companies to make operating and capital expenditures to explore for, develop and produce hydrocarbons. When oil or natural gas prices increase, E&P companies generally increase their capital expenditures, resulting in greater revenues and profits for both drillers and equipment manufacturers. Likewise, as discussed below under “–Trends in the Industry,” significant decreases in the prices of those commodities typically lead E&P companies, as we have seen in recent months, to reduce their capital expenditures, which decreases the demand for drilling and completion equipment.

Most oil and gas operators do not own drilling rigs, but instead rely on independent drilling contractors to provide the rig and the crew. Drilling contractors typically provide the rig and the operating crews to E&P companies on a day-rate basis. In the U.S., drilling contracts are normally by well or a short-term period (e.g., 90 days). Internationally, the contracts are normally one to three years. International contracts are longer because the E&P company usually owns a larger field and the mobilization costs are prohibitive for anything less than a one-year term.

Drill Bits

Historical.  The first drill bits used in the oil drilling industry were “fish tail” bits that were relatively durable, but very slow. In 1909, Howard Hughes Sr. patented the first two-cone rotary bit. In 1931, two Hughes engineers invented the “Tricone”, a roller cone drill bit with three cones. The Hughes patent for the Tricone bit lasted until 1951, after which other companies made similar bits. By the early 1980s, the PDC fixed cutter drill bit had gained market traction. PDC fixed cutter bits have no rolling cones or other moving parts. Instead they have ridges studded with synthetic black diamond “cutters” or PDCs, and drilling occurs due to shearing the rock as the bit is rotated by the drill string. The vast majority of drilling today is with PDC bits.

Hybrid Drill Bit — Cutting Mechanics.  Today’s modern hybrid drill bit combines the Tricone roller configuration with PDC fixed cutter framework. These hybrid bits provide “rolling torque” management: the dual action cutting structures balance down-hole dynamics for greatly enhanced stability, bit life and drilling efficiency. Baker Hughes is a leader in hybrid bit technology and is utilizing our capabilities to grow this business.

Trends in the Industry

We believe that the following trends will affect the oilfield drilling industry, and consequently the demand for our products in the coming years.

Declining Rig Count; Industry Volatility. During the latter half of 2014 and the first half of 2015, oil prices dramatically declined and as a result, the number of operating drill rigs began to decline. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Recently the NYMEX-WTI oil price has been as low as $44.09 per barrel, and the NYMEX-Henry Hub natural gas price has been as low as $2.75 per MMBtu. Per Baker Hughes weekly rotary rig count report as of December 26, 2014 the US oil and gas rig count was 1,840, which has now decreased as of July 31, 2015 to 874, a 48% decline.

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

We believe that our Drill N Ream and other drill string enhancement tools are well suited for horizontal drilling activity. In addition, we are developing additional technologies to take advantage of the oil and gas industry’s significant shift to horizontal drilling and its resulting need for new horizontal drill string tools and technology.

Customer Diversification. With our acquisition of HR in May 2014, which provided us the Drill N Ream technology, the rental customers already employing the Drill N Ream tool became our direct customers. In January 2015 we purchased the rights to the OrBIT completion bit technology. We have also been testing our Strider tool with positive results. Through these acquisitions and new tools we have increased our capabilities of directly renting and selling products to our customers, which have diversified our customer base and sources of revenue.

Halliburton to Acquire Baker Hughes. During 2014, Halliburton announced its planned acquisition of Baker Hughes. Currently, Baker Hughes is our sole customer for our bit refurbishment business and we do not know how this acquisition may impact our business. Despite this, we intend to continue developing our long-time relationship with Baker Hughes.

OrBit Purchase

On January 9, 2015, we purchased the exclusive manufacturing, marketing and sales rights and the current inventory of the OrBIT completion bit product line from Tenax Energy Solutions. Consideration for the purchase of inventory was approximately $300,000 in cash plus an earn out of up to $2 million, subject to future OrBIT sales revenue over a 2-year period of monthly payments not to exceed $83,333 based on the amount of sales each month. The agreement also provided us the right of first refusal on any new or additional intellectual property of Tenax Energy Solutions. The OrBIT completion bit technology opens up the completion and workover markets for our downhole tool manufacturing business. The OrBIT completion bits are designed to perform completion and workover activities in a more efficient and cost effective manner through the use of carbide cutting structures on a unicone bit design. As a result, the OrBIT completion bit is able to minimize milling time in the wellbore, exceeding the industry norm for similar tools. Beginning January 1, 2016, the Company will have the option to purchase the OrBIT patents for $1,000,000.

Trends and Outlook for the Company

The dramatic decline in oil prices has effected most North American exploration and production companies, which have significantly reduced their exploration and drilling activity in 2015. As a result, the number of operating drilling rigs has dropped approximately 48% since the beginning of this year. Our business is highly dependent upon the vibrancy of the oil & gas drilling operations in the U.S. The reduction in activity has created a more challenging environment in which to market the Company’s drilling products.

Although the Company has seen demand for its oil and gas related products and services in North America impacted by these industry conditions, the Company continues to aggressively market its drilling products. Our current product line of tools includes Drill N Ream tool, V Stream Advance Conditioning System and Dedicated Reamer Stringer, with plans to commercialize the Strider tool and OrBit drill bit, during the second half of 2015, assuming current field tests are successful.

For our rental tool business, we have successfully continued to gain market share with the Drill N Ream, however, we have had pressure from customers on pricing and were surprised at the extent it continued through the second quarter. For 2015, we expect this pressure to stabilize as the price of oil stabilizes around the world, providing greater certainty for our customers to understand their operating costs and margins, as well as their capital investment plans. We believe the value of our Drill N Ream and the new tools we are introducing in 2015, as well as our low market penetration, provide us opportunity to grow sales despite market conditions. Our goal is for these tools’ sales growth to help offset the decline we have seen in our PDC drill bit refurbishment business. However, if we do not have the growth as planned, it may create a potential impairment of goodwill.

The impact of volume and pricing on our drill bit refurbishment business is especially pronounced as our exclusive customer for that business is a leading supplier of drill bits to the oil & gas exploration and production industry globally.

During the second quarter of 2015, we completed the renewal of a $5 million loan extending the term from August 2015 to August 2018. The loan which was renewed was with American Bank of the North and the collateral on the loan is our corporate offices and manufacturing facilities. We have also amended the Hard Rock Note, which has decreased the payment during May 2015 by $2.5 million. During the first half of 2015, we implemented a series of reductions in staffing and other cost saving measures. We will continue to monitor the developing oil and gas market and evaluate the need for further cost cutting measures.

Due to the market conditions described above management believes that the Company may not be able to meet all of its debt obligations and operating requirements for the next 12 months (see further discussion under “Liquidity and Capital Resources” below). In the event we are not able to meet these obligations, we may need to restructure debt obligations, raise additional capital through equity and debt financings to support our operations and for our corporate general and administrative expenses. We cannot provide any assurances that financing will be available to us in the future on acceptable terms or at all. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses level; (ii) fund certain obligations as they become due; (iii) further refinance debt to better meet our cash flow requirements; and (iv) respond to competitive pressures or unanticipated capital requirements.

RESULTS OF OPERATIONS

The following table represents our condensed consolidated statement of operations for the periods indicated:

	Three-Months Ended June 30,				Six-Months Ended June 30,
(in thousands)	2015		2014		2015		2014
Revenue	$2,881	100%	$4,469	100%	$6,956	100%	$8,202	100%
Operating costs and expenses	4,536	157%	3,616	81%	9,663	139%	6,225	76%
(Loss) income from continuing operations	(1,655)	(57)%	853	19%	(2,707)	(39)%	1,977	24%
Other expense	(364)	(13)%	(454)	(10)%	(835)	(12)%	(713)	(9)%
Income tax (expense) benefit	(217)	8%	(1,078)	(24)%	263	4%	(1,078)	(13)%
Net (loss) income	$(2,236)	(78)%	$(679)	(15)%	$(3,279)	(47)%	$186	2%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

For the three months ended June 30, 2015, as compared with the three months ended June 30, 2014

Revenue.  Our revenue decreased approximately $1,588,000 during the three months ended June 30, 2015 compared with the same period in 2014. The decrease was mainly due to the drop in the manufacturing and refurbishing business with Baker Hughes which was down from approximately $3,621,000 during the three months ending June 30, 2014 to approximately $1,103,000 for the same period in 2015, a $2,518,000 decline. Growth in rental tool revenue helped to offset this decline. The Company had approximately $1,678,000 of rental tool revenue and $100,000 of other related revenue for the three months ended June 30, 2015 compared with approximately $155,000 of pre-acquisition Drill N Ream royalty revenue and $693,000 of rental tool revenue, or $848,000 combined, for the three months ended June 30, 2014. HR was purchased on May 29, 2014 and royalty revenue was replaced with rental tool revenue.

Operating Costs and Expenses.  During the three months ended June 30, 2015, total operating cost and expenses increased approximately $920,000 compared with the three months ended June 30, 2014. Following is a discussion of the details regarding this increase.

Cost of revenue increased approximately $217,000 for the three months ended June 30, 2015 in comparison with the same period in 2014. This increase reflects the development of the rental tool field sales and distribution infrastructure.

Selling, general and administrative expenses (“SG&A”) increased approximately $256,000 for the three months ended June 30, 2015 compared with the same period in 2014. Payroll and related costs increased by approximately $47,000, which was primarily due to new hires of engineering, sales, marketing and administrative employees. Research and development costs increased by approximately $127,000 due to building and testing of the Strider and OrBit tools. Also, there was approximately $82,000 of additional expenses related to being a public company.

Depreciation and amortization expense increased approximately $447,000 primarily attributable to the additional HR assets.

Other Income (Expenses).  Other income and expense primarily consists of rent income, interest income and interest expense.

•	Other Income. We receive rent from two real property leases: one lease of a building on our Vernal campus and the second for lease of the Superior Auto Body (“SAB”) facilities by a related party. For the three months ended June 30, 2015, lease payments decreased by approximately $32,000 as compared with the three months ended June 30, 2014.

•	Interest Income. For the three months ended June 30, 2015 and June 30, 2014 interest income was approximately $73,000 and $23,000, respectively, which increase was mainly due to interest received from the Tronco loan (see Note 8 – Related Party Transactions in our consolidated financial statements included herein).

•	Interest Expense. The interest expense for the three months ended June 30, 2015 and 2014 was approximately $467,000 and $579,000, respectively. Included in the three months ended June 30, 2014 is $250,000 of debt discount from a bridge loan, which was paid in full on May 29, 2014. Included in interest expense at June 30, 2015 and 2014 was HR debt discount expense of approximately $185,000 and $75,333, respectively.

For the six months ended June 30, 2015, as compared with the six months ended June 30, 2014

Revenue.  Our revenue decreased approximately $1,246,000 during the six months ended June 30, 2015 compared with the same period in 2014. The decrease was mainly due to the drop in the manufacturing and refurbishing business with Baker Hughes which was down from approximately $7,098,000 during the six months ending June 30, 2014 compared with approximately $2,949,000 for the same period in 2015, a $4,149,000 decline. Rental tool revenue helped to offset this decline. The Company had approximately $3,724,000 of rental tool revenue and $283,000 of other revenue for the six months ended June 30, 2015, compared with approximately $412,000 of pre-acquisition Drill N Ream royalty revenue and $693,000 of rental tool revenue for the six months ended June 30, 2014. HR was purchased on May 29, 2014 and the royalty was replaced with rental tool revenue.

Operating Costs and Expenses.  During the six months ended June 30, 2015, total operating cost and expenses increased approximately $3,438,000 compared with the six months ended June 30, 2014. Following is a discussion of the details regarding this increase.

Cost of revenue increased approximately $902,000 for the six months ended June 30, 2015 in comparison with the same period in 2014. This increase reflects the development of the rental tool field sales and distribution infrastructure.

Selling, general and administrative expenses (“SG&A”) increased approximately $1,260,000 for the six months ended June 30, 2015 compared with the same period in 2014. Payroll and related costs increased by approximately $615,000, which was primarily due to new hires of engineering, sales, marketing and administrative employees. Research and development costs increased by approximately $441,000 due to building and testing of the Strider and OrBit tools. Also, there was approximately $204,000 of additional expenses related to being a public company.

Depreciation and amortization expense increased approximately $1,275,000 primarily attributable to the additional HR assets.

Other Income (Expenses).  Other income and expense primarily consists of rent income, interest income, interest expense and loss on disposition of assets.

•	Other Income. We receive rent from two real property leases: one lease of a building on our Vernal campus and the second for lease of the SAB facilities by a related party. For the six months ended June 30, 2015, lease payments decreased by approximately $57,000 as compared with the six months ended June 30, 2014.

•	Interest Income. For the six months ended June 30, 2015 and 2014 interest income was approximately $147,000 and $23,000, respectively, which increase was mainly due to interest received from the Tronco loan (see Note 8 – Related Party Transactions in our consolidated financial statements included herein).

•	Interest Expense. The interest expense for the six months ended June 30, 2015 and 2014 was approximately $1,028,000 and $890,000, respectively. Included in the six months ended June 30, 2014 is $250,000 of debt discount from a bridge loan, which was paid in full on May 29, 2014. Included in interest expense at June 30, 2015 and 2014 was HR debt discount expense of approximately $412,000 and $75,333, respectively.

Liquidity and Capital Resources

At June 30, 2015, we had positive working capital of approximately $611,000. As of June 30, 2015, we had current assets of approximately $6,419,000 consisting of cash, account receivable, inventory, and other current assets, and current liabilities of approximately $5,808,000 consisting of accounts payable, accrued expenses, income tax payable, amounts payable to our founders, entities owned by the Meiers, current portion of capital lease obligation, and current long term debt obligation. As of June 30, 2015, we had cash of approximately $2,456,000. We expect capital expenditures for 2015 will be in the range of $1,200,000 to $1,400,000, with the majority to be spent in second half of the year. These capital expenses are variable based on the projected sales growth through the end of year.

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, and repayment of debt. We are currently bringing our Strider tool and OrBit completion bit to the market, which we believe will increase our cash flow. However, management does not believe this will have a large enough impact to meet all of our cash needs for the next 12 months. We are currently evaluating a range of alternatives to improve our liquidity position. We are in discussions with the holder of the Amended and Restated Hard Rock Note to adjust payments over a longer period of time, allowing us to meet all of our debt obligations. We may need to restructure our debt obligations or raise additional capital through equity. However we cannot provide any assurances that any of these financing options will be available to us in the future on acceptable terms or at all. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses level; (ii) fund certain obligations as they become due; (iii) further refinance debt to better meet our cash flow requirements; and (iv) respond to competitive pressures or unanticipated capital requirements.

The aggregate outstanding balance of our long term debt as of June 30, 2015 was approximately $19 million (see detail below) with interest rates ranging from 0% to 8.4%. Long-term debt is comprised of the following:

	June 30, 2015	December 31, 2014
Real estate loans	$7,748,708	$7,912,354
Hard Rock Note (net of $416,698 and $828,667 discount, respectively)	9,583,302	11,671,333
Machinery loans	936,209	1,019,100
Transportation loans	716,834	786,767
	18,985,053	21,389,554
Current portion of long-term debt	(3,012,286)	(10,720,243)
	$15,972,767	$10,669,311

On May 29, 2014 as part of the Reorganization, the Company issued notes to the founders, in the amounts of $1,280,000 and $720,000, respectively.

On May 29, 2014, the Company purchased all of the interests of Hard Rock. Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”).

During April 2015, we refinanced our real estate loan with American Bank of the North. See further discussion in Note 5 – Long-Term Debts.

On April 22, 2015, the Hard Rock Note was restated and amended. (“Amended and Restated Hard Rock Note”).

The Amended and Restated Hard Rock Note accrued interest from April 20, 2015 until May 29, 2015 at an adjustable rate per annum equal to the JP Morgan Chase Bank, N.A. annual prime rate as it had originally. From May 29, 2015 until maturity, the Amended and Restated Hard Rock Note accrues interest at a fixed rate equal to 5.25% per annum.

Under the terms of the Amended and Restated Hard Rock Note, the Company made one installment payment of $2.5 million plus accrued interest on May 29, 2015 and will make four equal additional payment on January 15, 2016, July 15, 2016, January 16, 2017 and July 14, 2017. The Amended and Restated Hard Rock Note matures and is fully payable on July 14, 2017.

Cash Flow

Operating Cash Flows

For the six months ended June 30, 2015, net cash provided by our operating activities was approximately $422,000. The Company had approximately $3,279,000 of net loss, approximately $2,275,000 decrease in accounts receivable, a decrease in accounts payable and accrued expenses of approximately $890,000 and depreciation and amortization expense of approximately $2,319,000.

Investing Cash Flows

For the six months ended June 30, 2015, net cash used in our investing activities was approximately $558,000, which was used for property, plant and equipment purchases. We expect capital expenditures for 2015 will be in the range of $1,200,000 to $1,400,000, with the majority to be spent in second half of the year. These capital expenses are variable based on the projected sales growth through the end of year.

Financing Cash Flows

For the six months ended June 30, 2015, net cash used by our financing activities was approximately $3,200,000, primarily attributable for payments on long-term debt and long-term capital lease obligations.

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

See also “— Critical Accounting Policies and Estimates — Revenue Recognition.”

Cost of Revenue.  We expense direct costs of production when incurred. Direct costs for manufacturing, refurbishment and repair consist primarily of labor, materials and cutting tools. Also, included in the production costs of the business are manufacturing and refurbishment overhead costs and the royalty costs for the OrBit completion bit. In addition we include the field sales and distribution infrastructure cost associated with our rental tool business.

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

Hard Rock Acquisition

In May 2014, we purchased 100% of the limited liability company membership interests of HR (the “Hard Rock Acquisition”), HR’s subsidiary, pursuant to a membership interest purchase agreement with HR. HR began operations in 2001 and has been marketing and renting the Drill N Ream tool since 2011. The Hard Rock purchase price was $25 million, consisting of $12.5 million in cash at closing, and a seller-carried promissory note for $12.5 million (the “Hard Rock Note”). See Note 5 – Long term debt in our consolidated financial statements included herein, in Item 1.

On April 22, 2015, the original $12.5 million seller-carried promissory note for the acquisition of HR in 2014 (the "Hard Rock Note") has been restated and amended. See “Liquidity and Capital Resources”

Public Company Expenses

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

Stock-Based Compensation

On June 15, 2015, our stockholders approved the Superior Drilling Company, Inc. 2015 Long Term Incentive Plan (the “2015 Incentive Plan”). The purpose of the 2015 Incentive Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and its affiliates and by motivating such persons to contribute to the growth and profitability of the Company and our affiliates. Subject to adjustment as provided in the 2015 Incentive Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued with respect to awards under the 2015 Incentive Plan is 1,592,878.  As of June 30, 2015, no shares have been granted under the 2015 Incentive Plan, leaving 1,592,878 shares available for future grants.

As of June 30, 2015, there were 131,250 shares outstanding with respect to awards granted under the Company’s 2014 Incentive Plan. The Board of directors has frozen the 2014 Incentive Plan, such that no future grants of awards will be made and the 2014 Incentive Plan shall only remain in effect with respect to awards under that plan outstanding as of June 15, 2015 until they expire according to their terms.

Compensation expense recognized for grants vesting under the 2014 Incentive Plan was $52,578 and $105,155 for the three and six months ended June 30, 2015, respectively. The Company recognized compensation expense and recorded it as share-based compensation and included it in selling, general and administrative expenses in the consolidated condensed statement of operations

Total unrecognized compensation expense related to unvested restricted stock units expected to be recognized over the remaining weighted vesting period of 2.3 years equaled $481,290 at June 30, 2015. These shares vest over a three year time period and are for services performed from June 2014 to May 2015.

Additional Compensation Expenses

Upon completion of the Offering, we hired (a) additional financial and accounting personnel in connection with our change in status to a publicly traded company, and (b) additional sales and marketing professionals in connection with the Hard Rock Acquisition in order to market the Drill N Ream tool and our other pending drill string tools.

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

Accounts Receivable; Allowance for Doubtful Accounts — Accounts receivable are generally due within 60 days of the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. As of June 30, 2015 and as of December 31, 2014, management determined that no allowance for doubtful accounts was deemed necessary due to our expectation that the Company will collect all amounts owed.

Goodwill and Related Intangible Assets — Goodwill is the excess cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. To determine the amount of goodwill resulting from the Hard Rock Acquisition on May 29, 2014, we hired an outside third party to perform an assessment to determine the fair value of Hard Rock’s tangible and intangible assets and liabilities and goodwill was allocated to be $7,095,000. The Company hired this same group to review the value of goodwill as of December 31, 2014 and determined no impairment was needed.

In late 2014 the industry experienced a significant decline in the price of oil causing an industry-wide downturn which has continued into 2015. This downturn has impacted the operational plans for oil companies and consequently has affected the drilling and support service sector. As a result, we have experienced a negative impact on day rates and utilization in the first six months of 2015. Consequently, during the second quarter of 2015, we performed an impairment assessment of our goodwill. The result was that there was no indication of impairment, but the margin of coverage, given our assumptions, has narrowed since our December 31, 2014 assessment. If we determine it is necessary, we also perform an assessment of our intangible assets for impairment. If indications exist, we will perform an assessment of the fair value of the intangible assets and if necessary, record an impairment charge.

Income Taxes — The Company is a C-corporation for federal and state income tax reporting purposes. Accordingly, we continue to be subject to federal and state income taxes, which may affect future operating results and cash flows. As of June 30, 2015, we estimated a current deferred tax asset of approximately $313,000 and a non-current deferred tax asset of approximately $1,580,000 and we created a 100% allowance for each of these tax assets. We also estimated a non-current deferred tax liability of approximately $1,203,000 and an allowance of approximately $994,000 which are established for differences between the book and tax basis of our assets and liabilities. The net effect of setting up these valuation allowance is an expense of approximately $217,000.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2015 due to certain material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement in our interim financial statements will not be prevented or detected on a timely basis. The Company lacks accounting expertise to appropriately apply GAAP for complex and non-routine transactions. As a result, at June 30, 2015 and on the date of this Report, its internal control over financial reporting is not effective.

During the prior quarter the Company reported a material weakness concerning segregation of duties. During the quarter, the Company took the necessary steps to remedy this material weakness. We separated the duties that certain employees had and gave them to others to comply with the segregation of duties requirements.

During this quarter the Company had a complex and non-routine accounting transaction concerning the tax provision. During our analysis of the tax assets and liabilities we created a tax provision for these tax assets and liabilities, and included in the provision the amortization for goodwill. It was concluded that the amortization of goodwill should not be part of the tax asset and liability provision and the Company did not properly calculate this complex and non-routine transaction. As a result, management identified a material weakness regarding the lack of accounting expertise to appropriately apply GAAP for complex and non-routine transactions.

  As a result, at June 30, 2015 and on the date of this Report, its internal control over financial reporting is not effective.

Changes in Internal Controls over Financial Reporting

During the quarter, the Company took the necessary steps related to segregation of duties, which helped to remedy a material weakness. There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Controls and Procedures

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes Oxley Act of 2002, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act of 2002, which requires our management to certify financial and other information in our quarterly and annual reports and we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting. We will not be required to make our first assessment of our internal control over financial reporting until 2016.

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

Tronco and Del-Rio are the sole owners and managers of Philco. Philco served as the exploration operator. Part of the collateral for the Tronco loan is Philco’s mineral leases. Del- Rio’s suit alleges that the defendants made amendments to the Tronco loan without complying with the voting provisions of Philco’s operating agreement, and that all of the Meier-related entities benefitted from the Tronco loan proceeds in an unspecified manner. Del-Rio’s suit seeks to invalidate ACF’s deeds of trust on the Philco mineral leases, and to acquire title to those Philco mineral leases. ACF no longer has deeds of trust of any of the Philco mineral leases. Del Rio is also requesting monetary and punitive damages, disgorgement, prejudgment interest, post judgment interest, costs, and attorney fees, against all defendants, in an amount to be determined at trial.

We believe that Del-Rio’s claims are without merit, and all defendants are actively defending in this matter. In particular, SDS’ and MPS’ only involvement was to grant guaranties and/or security interests in their respective separate personal and real property to ACF to additionally collateralize the Tronco loan before its purchase by us. In addition, since the Meiers’ and their personal trusts guaranty repayment of the Tronco loan, we believe that the basis of Del-Rio’s damages claims are nullified. Consequently, we do not believe that Del Rio’s purported claims against SDS and MPS will have any material adverse effect on our cash flow, business, or operations. As of June 30, 2015, there have been no updates or decisions made concerning this matter.

Item 1A. Risk Factors

Failure to generate sufficient revenue to make payments on the Hard Rock Note could result in our loss of the patents securing the Hard Rock Note.

Under the terms of the Amended and Restated Hard Rock Note, we are required to pay four additional principal installments of $2.5 million plus accrued interest on January 15, 2016, July 15, 2016, January 16, 2017 and July 14, 2017. The Amended and Restated Hard Rock Note is secured by all of the patents, patents pending, other patent rights, and the Drill-n-Ream trademark purchased by HR from the holder of the Amended and Restated Hard Rock Note (the “Drill-n-Ream Collateral”). We are currently in discussions with such holder to adjust payments over a longer period of time. If we do not have the funds necessary to make the annual payments under the Amended and Restated Hard Rock Note and fail to make any payments as required thereunder, the holder of the Amended and Restated Hard Rock Note could conduct a foreclosure sale on the Drill-n-Ream Collateral in order to apply the proceeds thereof toward repayment of the Amended and Restated Hard Rock Note and all foreclosure costs, and Superior Drilling Solutions, LLC would be liable for any shortfall or receive any excess from the sales proceeds. The failure to retain the Drill-n-Ream Collateral could cause a significant loss of our investment and might have a material adverse effect on our financial condition and results of operation, as well as our ability to grow our drill string tool business.

Due to reduced commodity prices and lower operating cash flows, coupled with pending payments required on our indebtedness, we may be unable to maintain adequate liquidity and our ability to make payments in respect of our indebtedness could be adversely affected.

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, and repayment of debt. Recent declines in commodity prices have caused a reduction in our available liquidity. The dramatic decline in oil prices has effected most North American exploration and production companies which have significantly reduced their exploration and drilling activity in 2015 and, as a result, the number of operating drilling rigs has dropped approximately 48% since the beginning of this year. Our business is highly dependent upon the vibrancy of the oil and gas drilling operations in the U.S. The reduction in activity has created a more challenging environment in which to market our drilling products.

As a result, management does not currently believe that we will be able to meet all of our cash needs for the next 12 months. We are currently in discussions with the holder of the Amended and Restated Hard Rock Note to adjust payments over a longer period of time, allowing us to meet all of our debt obligations, and are also considering financing certain company equipment to provide additional liquidity. In, the alternative, we may consider a factoring arrangement for our accounts receivable, which could provide an immediate cash inflow to increase liquidity. We may also need to raise additional capital through equity and debt financings to support our operations, satisfy our obligations and for our corporate general and administrative expenses. There can be no assurance that sufficient liquidity can be raised from one or more of these transactions or that these transactions can be consummated within the period needed to meet certain obligations.  We cannot assure you that any refinancing or debt or equity restructuring would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all. Furthermore, we cannot assure you that any of our strategies will yield sufficient funds to meet our working capital or other liquidity needs, including for payments on the Amended and Restated Hark Rock Note and our indebtedness with American Bank of the North in the future, and any such alternative measures may be unsuccessful or may not permit us to meet these scheduled obligations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage.

Under the terms of the Amended and Restated Hard Rock Note, we are required to pay four additional principal installments of $2.5 million plus accrued interest on January 15, 2016, July 15, 2016, January 16, 2017 and July 14, 2017. In addition, we are required to make monthly payments of $39,317 on our note with American Bank of the North. However, management does not currently believe that we will be able to meet all of our cash needs for the next 12 months. As a result, we are currently in discussions with the holder of the Amended and Restated Hard Rock Note to adjust payments over a longer period of time, allowing us to meet all of our debt obligations, and are also considering financing certain company equipment to provide additional liquidity. In, the alternative, we may consider a factoring arrangement for our accounts receivable, which could provide an immediate cash inflow to increase liquidity. We may also need to raise additional capital through equity and debt financings to support our operations, satisfy our obligations and for our corporate general and administrative expenses

Our debt could have important consequences to you. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions, (ii) limit our ability to fund future capital expenditures and working capital, to engage in future acquisitions or development activities, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flow from operations to payments on our debt, (iii) increase our cost of borrowing, (iv) restrict us from making strategic acquisitions or causing us to make non-strategic divestitures, (v) limit our flexibility in planning for, or reacting to, changes in our business or industry in which we operate, placing us at a competitive disadvantage compared to our competitors who are less leveraged and (vi) impair our ability to obtain additional financing in the future.

A continued material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income and result in an impairment of our goodwill and other assets.

Our business depends upon the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations. The level of capital expenditures is generally dependent on the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including:

•	worldwide economic activity;

•	the level of exploration and production activity;

•	interest rates and the cost of capital;

•	environmental regulation;

•	federal, state and foreign policies regarding exploration and development of oil and gas;

•	the ability of OPEC to set and maintain production levels and pricing;

•	increased exports of oil by Iran;

•	governmental regulations regarding future oil and gas exploration and production;

•	the cost of exploring and producing oil and gas;

•	the cost of developing alternative energy sources;

•	the availability, expiration date and price of leases;

•	the discovery rate of new oil and gas reserves;

•	the success of drilling for oil and gas in unconventional resource plays such as shale formations;

•	technological advances; and

•	weather conditions.

Oil and gas prices and the level of drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Recently the NYMEX-WTI oil price has been as low as $45.42 per barrel, and the NYMEX-Henry Hub natural gas price has been as low as $2.75 per MMBtu. Per Baker Hughes weekly rotary rig count report as of December 26, 2014 the US rig count was 1,840, which has now decrease as of July 31, 2015 to 874. We expect continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of our products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. These risks are greater during periods of low or declining commodity prices. Continued significant or prolonged declines in hydrocarbon prices have had, and may continue to have, a material adverse effect on our results of operations.

Item 6. Exhibits

The exhibits listed below are filed as part of this report:

Exhibit No.	Description

10.1*	Form of Nonstatutory Stock Option Agreement (3 Year Vesting) under the 2015 Incentive Plan

10.2*	Form of Nonstatutory Stock Option Agreement (2 Year Vesting) under the 2015 Incentive Plan

10.3*	Form of Award of Restricted Stock (3 Year Vesting) under the 2015 Incentive Plan

10.4*	Form of Award of Restricted Stock (2 Year Vesting) under the 2015 Incentive Plan

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier and Christopher D. Cashion.

101.INS *	XBRL Instance

101.XSD *	XBRL Schema

101.CAL *	XBRL Calculation

101.DEF *	XBRL Definition

101.LAB *	XBRL Label

101.PRE *	XBRL Presentation

**	Furnished herewith.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR DRILLING PRODUCTS, INC.

Date: August 14, 2015
	By:	/s/ G. Troy Meier
G. Troy Meier, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christopher D. Cashion
Christopher D. Cashion, Chief Financial Officer
(Principal Financial Officer)

