Form 10-Q
period 2015-09-30
Superior Drilling Products, Inc.
filed 2015-11-13
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

There were 17,432,274 shares of common stock, $0.001 par value, issued and outstanding as of November 13, 2015.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2015

PART I -    FINANCIAL INFORMATION

Item 1.   Financial Statements

Superior Drilling Products, Inc.

Consolidated Condensed Balance Sheets

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash	$1,928,207	$5,792,388
Accounts receivable	1,935,827	4,403,001
Prepaid expenses	190,175	163,934
Inventory	1,457,940	1,219,079
Current deferred tax asset	-	271,298
Other current assets	217,192	45,000
Total current assets	5,729,341	11,894,700
Property, plant and equipment, net	15,081,140	15,963,629
Intangible assets, net	11,637,778	13,472,778
Goodwill	7,802,903	7,802,903
Note receivable	8,296,717	8,296,717
Other assets	29,969	112,606
Total assets	$48,577,848	$57,543,333
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$522,768	$893,376
Accrued expenses	1,664,986	1,967,091
Income tax payable	1,000	1,000
Current portion of capital lease obligation	321,783	292,979
Current portion of related party debt obligation	521,827	492,452
Current portion of long-term debt	2,599,303	10,720,243
Total current liabilities	5,631,667	14,367,141
Deferred tax liability	257,189	744,577
Capital lease obligation, less current portion	333,051	578,273
Related party debt, less current portion	722,696	1,117,820
Long-term debt, less current portion	16,349,478	10,669,311
Total liabilities	23,294,081	27,477,122
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 17,432,274 and 17,291,646 shares issued and outstanding	17,432	17,292
Additional paid-in-capital	31,252,121	30,815,609
Retained deficit	(5,985,786)	(766,690)
Total stockholders' equity	25,283,767	30,066,211
Total liabilities and stockholders' equity	$48,577,848	$57,543,333

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Revenue	$3,017,720	$5,750,739	$9,973,709	$13,949,883

Operating costs and expenses
Cost of revenue	1,521,972	1,804,872	5,026,021	4,401,417
Selling, general and administrative	1,866,791	3,145,149	5,706,431	5,725,178
Depreciation and amortization	1,220,548	1,166,682	3,526,028	2,133,405

Total operating expenses	4,609,311	6,116,703	14,258,480	12,260,000

Operating (loss) income	(1,591,591)	(365,964)	(4,284,771)	1,689,883

Other income (expense)
Interest income	73,318	75,242	219,886	98,314
Interest expense	(421,341)	(696,686)	(1,463,024)	(1,663,464)
Other income	56,726	101,348	185,811	286,001
Loss on sale of assets	(10,202)	(297,470)	(93,088)	(284,176)
Change in guaranteed debt	-	-	-	(45,834)
Total other expense	(301,499)	(817,566)	(1,150,415)	(1,609,159)

(Loss) income before income taxes	(1,893,090)	(1,183,530)	(5,435,186)	80,724
Income tax expense (benefit)	47,223	(525,822)	(216,090)	552,223

Net loss	$(1,940,313)	$(657,708)	$(5,219,096)	$(471,499)

Basic loss per common share	$(0.11)	$(0.04)	$(0.30)	$(0.04)
Basic weighted average common shares outstanding	17,432,274	17,291,646	17,317,780	12,665,122
Diluted loss per common share	$(0.11)	$(0.04)	$(0.30)	$(0.04)
Diluted weighted average common shares outstanding	17,432,274	17,291,646	17,317,780	12,665,122

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Consolidated Condensed Statements Of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(5,219,096)	$(471,499)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	3,526,028	2,133,405
Amortization of debt discount	516,646	322,723
Deferred tax (benefit) expense	(216,090)	550,616
Share – based compensation expense	436,652	-
Change in guaranteed debt	-	45,837
Loss on disposition of assets	93,088	284,176
Changes in operating assets and liabilities:
Accounts receivable	2,467,174	(1,281,111)
Inventory	(238,861)	(532,842)
Prepaid expenses and other current assets	(198,433)	(104,854)
Other assets	82,638	(262,515)
Accounts payable and accrued expenses	(672,713)	2,014,039
Other liabilities	-	7,500
Net Cash Provided by Operating Activities	577,033	2,705,475

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(901,627)	(851,122)
Note receivable to Tronco	-	(8,296,717)
Purchase of Hard Rock assets	-	(12,500,000)
Net Cash Used in Investing Activities	(901,627)	(21,647,839)

Cash Flows From Financing Activities
Principal payments on debt	(3,004,718)	(2,333,613)
Principal payments on related party debt	(365,749)	-
Principal payments on capital lease obligations	(216,418)	(190,848)
Proceeds received from borrowings on debt	47,298	2,000,000
Proceeds received from issuance of common stock	-	31,050,000
Initial Public Offering costs	-	(3,578,865)
Capital distributions	-	(2,053,861)
Net Cash (Used) Provided by Financing Activities	(3,539,587)	24,892,813

Net (decrease) increase in Cash	(3,864,181)	5,950,449
Cash at Beginning of Period	5,792,388	11,256
Cash at End of Period	$1,928,207	$5,961,705
Supplemental information:
Cash paid for Interest	$755,419	$749,682

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

September 30, 2015

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Superior Drilling Products, Inc. (the “Company”, “we”, “our” or “us”) is a drilling and completion tool technology company. We manufacture, repair, sell and rent drilling and completion tools. All of the drilling and completion tools that we rent and sell are manufactured by us. Our customers are engaged in the domestic and international exploration and production of oil and natural gas. We were incorporated on December 10, 2013 under the name SD Company, Inc. in order to facilitate (a) the reorganization of the entities that are now our consolidated subsidiaries and (b) the subsequent acquisition of Hard Rock Solutions, LLC. We changed our name from SD Company Inc. to Superior Drilling Products, Inc. on May 22, 2014 in conjunction with closing of the reorganization (the “Reorganization”). Our headquarters and principal manufacturing operations are located in Vernal, Utah.

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

Unaudited Interim Financial Information

These interim consolidated condensed financial statements for the three and nine months ended September 30, 2015 and 2014, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations expected for the year ended December 31, 2015. These interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2014 and 2013 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”).

Basic and Diluted Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated to give effect to potentially issuable common shares, which include stock warrants. As of September 30, 2015, the Company had warrants exercisable for 714,286 shares of common stock at $4.00 per share. These warrants have a four-year term expiring in February 2018. These warrants were anti-dilutive for the three and nine months ended September 30, 2015 and 2014.

On August 10, 2015, the Board of Directors granted the issuance of 87,500 options from the Company’s 2015 Incentive Plan to officers and employees. These options were anti-dilutive for earnings per share for the three and nine months ended September 30, 2015.

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

On August 10, 2015, the Board of Directors granted the issuance of 87,500 options from the Company’s 2015 Incentive Plan to officers and employees based on the closing price of the Company’s common stock on the date of the grant, which was $1.85. These options vested 33% on the grant date, 33% on the first anniversary of the grant date and 34% on second anniversary of the grant date and have a ten year term expiring on August 10, 2025. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

Liquidity

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, and repayment of debt. While we are currently introducing our Strider tool to the market, which we believe will increase our cash flow, management does not expect at this time that it will have a large enough impact to meet all of our cash requirements for the next 12 months. Based on current forecasts we will need to restructure debt obligations, raise additional capital through equity and/or debt financings, sell and lease back of certain equipment and factor accounts receivable in order to support our operations. However we cannot provide any assurances that any of these financing options will be available to us in the future on acceptable terms or at all. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) have sufficient working capital to grow sales and maintain our general and administrative expenses level; (ii) fund certain obligations as they become due; (iii) further refinance debt to better meet our cash flow requirements; and (iv) respond to competitive pressures or unanticipated capital requirements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This standard requires management to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and should be applied retrospectively, with early application permitted.  The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

NOTE 2. INVENTORY

Inventory is comprised of the following:

	September 30, 2015	December 31, 2014
Raw material	$945,701	$990,709
Work in progress	126,707	155,903
Finished goods	385,532	72,467
	$1,457,940	$1,219,079

The increase in finished goods to due to the purchase of OrBit inventory.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	September 30, 2015	December 31, 2014
Land	$2,268,039	$2,268,039
Buildings	4,847,778	4,847,778
Buildings – Superior Auto Body	2,213,729	2,213,729
Leasehold improvements	717,232	710,232
Machinery and equipment	6,960,443	6,338,521
Machinery under capital lease	2,322,340	2,322,340
Furniture and fixtures	507,557	466,213
Transportation assets	1,317,397	1,343,349
	21,154,515	20,510,201
Accumulated depreciation	(6,073,375)	(4,546,572)
	$15,081,140	$15,963,629

Depreciation expense related to property, plant and equipment for the three and nine months ended September 30, 2015 was $608,881 and $1,691,028, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	September 30, 2015	December 31, 2014
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(3,262,222)	(1,427,222)
	$11,637,778	$13,472,778

Amortization expense related to intangible assets for the three and nine months ended September 30, 2015, was $611,667 and $1,835,000, respectively.

Annually, and more often as necessary, we will perform an evaluation of our intangible assets and goodwill for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and the goodwill and, if necessary, record an impairment charge. As of September 30, 2015, the Company performed an evaluation of the intangible assets and goodwill. As part of this evaluation we created a revenue and cost forecast for the next eight years taking into account the current and forecasted rig count and how that would affect our revenue. During Q3 the Company commercialized a new product called Strider. Adding this new revenue line alongside of our Drill-N-Ream tool and not adding the equivalent costs, as both tools can be marketed and sold to the same rigs. From this analysis we have determined no impairment was needed.

NOTE 5. LONG-TERM DEBT

Long-term debt is comprised of the following:

	September 30, 2015	December 31, 2014
Real estate loans	$7,670,218	$7,912,354
Hard Rock Note (net of $312,020 and $828,667 discount, respectively)	9,687,980	11,671,333
Machinery loans	897,377	1,019,100
Transportation loans	693,206	786,767
	18,948,781	21,389,554
Current portion of long-term debt	(2,599,303)	(10,720,243)
Long term portion of long-term debt	$16,349,478	$10,669,311

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

Under the terms of the Amended and Restated Hard Rock Note, the Company made one installment payment of $2.5 million plus accrued interest on May 29, 2015, and is required to make four equal additional payments on January 15, 2016, July 15, 2016, January 16, 2017 and July 14, 2017.

On September 28, 2015, the Amended and Restated Hard Rock Note was restated and amended (the “Second Amended and Restated Hard Rock Note”). The Second Amended and Restated Hard Rock Note accrues interest from May 29, 2015 until June 30, 2015 at a fixed interest rate equal to 5.25% per annum and from July 1, 2015 until July 15, 2019 at a fixed interest rate equal to 5.75% per annum. Under the terms of the Second Amended and Restated Hard Rock Note, the Company is required to make the following payments (plus accrued interest): $500,000 on January 15, 2016, $1,500,000 on July 15, 2016, $500,000 on each of January 15, March 15, May 15 and July 15, 2017, $500,000 on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 on each of January 15, March 15, May 15 and July 15, 2019. The Second Amended and Restated Hard Rock Note matures and is fully payable on July 15, 2019.

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

Tronco and Del-Rio are the sole owners and managers of Philco. Philco served as an exploration operator. Part of the collateral for the Tronco loan (as defined in Note 8) is Philco’s mineral leases. Del- Rio’s suit alleges that the defendants made amendments to the Tronco loan without complying with the voting provisions of Philco’s operating agreement, and that all of the Meier-related entities somehow benefitted from the Tronco loan proceeds in an unspecified manner. Del-Rio’s suit seeks to invalidate ACF’s deeds of trust on the Philco mineral leases, and to acquire title to those Philco mineral leases. ACF no longer has deeds of trust of any of the Philco mineral leases. Del Rio is also requesting monetary and punitive damages, disgorgement, prejudgment interest, post judgment interest, costs, and attorney fees, against all defendants, in an amount to be determined at trial.

We believe that Del-Rio’s claims are without merit, and all defendants are actively defending in this matter. In particular, SDS’ and MPS’ only involvement was to grant guaranties and/or security interests in their respective separate personal and real property to ACF to additionally collateralize the Tronco loan before its purchase by us. In addition, since the Meiers’ and their personal trusts guaranty repayment of the Tronco loan, we believe that the basis of Del-Rio’s damages claims are nullified. Consequently, we do not believe that Del Rio’s purported claims against SDS and MPS will have any material adverse effect on our cash flow, business, or operations. As of September 30, 2015, there have been no updates or decisions made concerning this matter.

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

NOTE 8. RELATED PARTY DEBT AND TRANSACTIONS

	September 30, 2015	December 31, 2014

Related party loan	1,244,523	1,610,272

	1,244,523	1,610,272
Current portion of related party debt	(521,827)	(492,452)
Long term portion of related party debt	$722,696	$1,117,820

On May 29, 2014 as part of the Reorganization, the Company issued notes to our founders, entities owned by the Meier’s, in the aggregate amount of $2 million. The Company is required to make monthly payments of $50,000, with an interest rate of 7.5%.

Superior Auto Body

The Company leases certain of its facilities to Superior Auto Body (“SAB”), a related party which is partially owned by a member of the Meier family. We recorded rental income from the related party in the amounts of $49,975 and $149,927 for the three and nine months ended September 30, 2015, respectively.

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

As the result of our purchase of the Tronco loan, we have the direct legal right to enforce the collateral and guaranty agreements entered into in connection with the Tronco loan and to collect Tronco’s collateral sales proceeds in order to recover the loan purchase amount. The Tronco loan continues to be secured by the first position liens on all of Tronco assets, as well as by the guarantees of Troy and Annette Meier (the “Meier Guaranties”), which are directly payable to and legally enforceable by us. In addition, the Meiers have provided us with stock pledges in which they pledge all of their shares of our common stock held by their family entities (the ‘‘Meier Stock Pledge’’) as collateral for the Meiers’ guaranties until full repayment of Tronco loan. The certificates representing the 8,814,860 pledged shares are being held in third-party escrow until full repayment of the Tronco loan. At a $1.33 per share price at closing of the NYSE MKT on September 30, 2015, the pledged shares would currently have a market value of over $11.7 million, which is more than the amount necessary to repay the Tronco loan, even if no Tronco assets were sold. Based on the combined collateral value of the Tronco assets and of the Meier Stock Pledge, we have determined that there is no risk of loss to us in connection with Tronco loan.

During July 2014, the Board of Directors agreed to restructure the Tronco loan effective May 29, 2014. As part of this restructuring the interest rate was decreased to the prime rate of JPMorgan Chase Bank plus 0.25%, which was 3.25% as of June 30, 2015. The payment requirements and schedule were also changed with the restructuring. Only interest was due on December 31, 2014, and a balloon payment of all unpaid interest and principal is due in full at maturity on December 31, 2015. As of November 10, 2015, the Board of Directors agreed to extend the terms of the Tronco loan to interest only payments due on December 31, 2015 and 2016, with a balloon payment of all unpaid interest and principal due in full maturity on December 31, 2017.

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

Restricted Stock Units - As of September 30, 2015, there were 131,250 shares outstanding with respect to awards granted under the Company’s 2014 Incentive Plan. The Board of Directors has frozen the 2014 Incentive Plan, such that no future grants of awards will be made and the 2014 Incentive Plan shall only remain in effect with respect to awards under that plan outstanding as of June 15, 2015 until they expire according to their terms.

On August 10, 2015, the Board of Directors granted 71,202 restricted stock units from the Company’s 2015 Incentive Plan to the Directors based on the closing price of the Company’s common stock on the date of the grant. These restricted stock units will vest over a three-year period.

On August 10, 2015, the Board of Directors granted 366,000 restricted stock units from the Company’s 2015 Incentive Plan to officers and employees based on the closing price of the Company’s common stock on the date of the grant. These restricted stock units vested 33% on the grant date, 33% on the first anniversary of the grant date and 34% on second anniversary of the grant date.

Compensation expense recognized for grants vesting under the 2014 Incentive Plan was $52,578 and $157,734 for the three and nine months ended September 30, 2015, respectively. Compensation expense recognized for grants of restricted stock vesting under the 2015 Incentive Plan was $263,902 for the three and nine months ended September 30, 2015. The Company recognized compensation expense and recorded it as share-based compensation in the consolidated condensed statement of operations.

Total unrecognized compensation expense related to unvested restricted stock units expected to be recognized over the remaining weighted vesting period of 2.1 years equaled $973,634 at September 30, 2015. These shares vest over a three-year time period.

Stock Options - Also, on August 10, 2015, the Board of Directors granted 87,500 stock options from the Company’s 2015 Incentive Plan to officers and employees based on the closing price of the Company’s common stock on the date of the grant. These restricted stock units and options vested 33% on the grant date, 33% on the first anniversary of the grant date and 34% on second anniversary of the grant date.

Compensation expense recognized for option grants vesting under the 2015 Incentive Plan was $15,016 for the three and nine months ended September 30, 2015. The Company recognized compensation expense and recorded it as share-based compensation in the consolidated condensed statement of operations.

The fair value of the stock option grants was calculated using the Black-Scholes formula and is included in the valuation assumptions table below:

Three Months Ended September 30, 2015
Stock option grants:
Discount rate	1.09%
Expected lives in years	3
Expected volatility	49.19%
Estimated forfeiture rate	25 - 30%
Average fair value of options granted	$2.16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of September 30, 2015, and our results of operations for the three and nine months ended September 30, 2015 and 2014. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the years ended December 31, 2014 and 2013, which were included in the Company’s annual form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”).

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the following:

•	the volatility of oil and natural gas prices;

•	the cyclical nature of the oil and gas industry;

•	consolidation within our customers’ industries;

•	competitive products and pricing pressures;

•	our reliance on significant customers, specifically, Baker Hughes;

•	the pending Baker Hughes merger;

•	our limited operating history;

•	fluctuations in our operating results;

•	our dependence on key personnel;

•	costs of raw materials;

•	our dependence on third party suppliers;

•	unforeseen risks in our manufacturing processes;

•	the need for skilled workers;

•	our ability to successfully manage our growth strategy;

•	unanticipated risks associated with, and our ability to integrate, acquisitions;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	availability of financing , flexibility in restructuring existing debt and access to capital markets;

•	terrorist threats or acts, war and civil disturbances;

•	our ability to protect our intellectual property;

•	impact of environmental matters, including future environmental regulations;

•	implementing and complying with safety policies;

•	breaches of security in our information systems;

•	related party transactions with our founders; and

•	risks associated with our common stock.

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

Overview

We currently have three basic operations:

•	Our PDC drill bit refurbishing and manufacturing service,
•	Our emerging technologies business that manufactures the Drill N Ream tool, the V-Stream Advanced Conditioning System, Dedicated Reamer Stringer, our new completion bits, and our innovative drill string enhancement tool, the Strider, and

•	Our new product development business that conducts our research and development, and designs our new completion bits, horizontal drill string enhancement tools, other down-hole drilling technologies, and drilling tool manufacturing technologies. Over the next twelve to eighteen months we are focusing on commercialization of our new products.

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

During the third quarter of 2015, the Company commercialized a new product called Strider. This new rental tool is a drill string enhancement tool that is well suited for horizontal drilling activity. Currently the Company has two patents pending for this tool.

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

Oilfield services companies drill and complete wells for hydrocarbon exploration and production (“E&P”) companies. Demand for onshore drilling and completion is a function of the willingness of E&P companies to make operating and capital expenditures to explore for, develop and produce hydrocarbons. When oil or natural gas prices increase, E&P companies generally increase their capital expenditures, resulting in greater revenue and profits for both drillers and equipment manufacturers. Likewise, as discussed below under “–Trends in the Industry,” significant decreases in the prices of those commodities typically lead E&P companies, as we have seen in recent months, to reduce their capital expenditures, which decreases the demand for drilling and completion equipment.

Drill Bits

Historical.  The first drill bits used in the oil drilling industry were “fish tail” bits that were relatively durable, but very slow. In 1909, Howard Hughes Sr. patented the first two-cone rotary bit. In 1931, two Hughes engineers invented the “Tricone”, a roller cone drill bit with three cones. The Hughes patent for the Tricone bit lasted until 1951, after which other companies made similar bits. By the early 1980s, the PDC fixed-cutter drill bit had gained market traction. PDC fixed-cutter bits have no rolling cones or other moving parts. Instead they have ridges studded with synthetic black diamond “cutters” or PDCs, and drilling occurs due to shearing the rock as the bit is rotated by the drill string. The vast majority of drilling today is with PDC bits.

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

Declining Rig Count; Industry Volatility. During the latter half of 2014 and the first ten months of 2015, oil prices dramatically declined and as a result, the number of operating drill rigs began to decline, which has resulted in a decrease in market demand. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Recently the NYMEX-WTI oil price has been as low as $45.96 per barrel, and the NYMEX-Henry Hub natural gas price has been as low as $2.24 per MMBtu. Per Baker Hughes weekly rotary rig count report as of December 26, 2014, the US oil and gas rig count was 1,840, which has now decreased as of October 31, 2015 to 775, a 42% decline.

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

We believe that our Drill N Ream, our drill string stimulation tool, Strider and other drill string enhancement tools are well suited for horizontal drilling activity. In addition, we are developing additional technologies to take advantage of the oil and gas industry’s significant shift to horizontal drilling and its resulting need for new horizontal drill string tools and technology.

Operators are focused on reducing drilling costs. Our tools are proven to dramatically improve operating efficiencies by reducing days on well and optimizing drilling time, increasing the torque on bit, reducing stresses on the bottom hole assembly, and enhancing directional drilling efficiencies. In this current environment, we believe our tools can prove to be a competitive advantage for the operators using them.

Customer Diversification. With our acquisition of HR in May 2014, which provided us the Drill N Ream technology, the rental customers already employing the Drill N Ream tool became our direct customers. In January 2015 we purchased the rights to the OrBIT completion bit technology. We have commercially introduced our Strider tool. Through this acquisition and the new tools, we have increased our capabilities of directly renting and selling products to our customers, which diversified our customer base and sources of revenue.

Halliburton to Acquire Baker Hughes. During 2014, Halliburton announced its planned acquisition of Baker Hughes. Both the stockholders of Halliburton and Baker Hughes have approved the merger. The obligations of the parties to the merger is still subject to customary closing conditions, including the termination or expiration of the applicable waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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

Trends and Outlook for the Company

The dramatic decline in oil prices has effected most North American exploration and production companies, which have significantly reduced their exploration and drilling activity in 2015. As a result, the number of operating drilling rigs has dropped approximately 42% since the beginning of this year. Our business is highly dependent upon the vibrancy of the oil & gas drilling operations in the U.S. The reduction in activity has created a more challenging environment in which to market the Company’s drilling products.

The impact of volume and pricing on our drill bit refurbishment business is especially pronounced as our exclusive customer for that business is a leading supplier of drill bits to the oil and gas exploration and production industry globally.

Although the Company has seen demand for its oil and gas related products and services in North America impacted by these industry conditions, the Company continues to aggressively market its drilling products. Our current product line of tools includes Drill N Ream tool, V Stream Advance Conditioning System and Dedicated Reamer Stringer, the Strider tool and OrBit drill bit. Our goal is for sales growth of these tools will help offset the decline we have seen in our PDC drill bit refurbishment business.

For our rental tool business, we have successfully continued to gain market share with the Drill N Ream. However, we have had pressure from customers on pricing which has continued through the third quarter. For 2016, we are hopeful that this pressure will stabilize as the price of oil stabilizes around the world, providing greater certainty for our customers to understand their operating costs and margins, as well as their capital investment plans. We believe the value of our Drill N Ream, Strider and the other new tools we will be introducing in 2015, as well as our low market penetration, provide opportunities to grow sales despite market conditions. However, if we do not have the growth as planned, it may create a potential impairment of goodwill, and also have a negative impact on our liquidity.

In late 2014, the industry experienced a significant decline in the price of oil causing an industry-wide downturn which has continued into 2015. This downturn has impacted the operational plans for oil companies and consequently has affected the drilling and support service sector. As a result, we have experienced a negative impact on day rates and utilization in the last nine months of 2015. With the addition of our Strider tool and positive feedback from our clients that have used it, we feel the added revenue from this tool will have a positive impact on our revenue.

During the second quarter of 2015, we completed the renewal of a $5 million loan extending the term from August 2015 to August 2018. The loan which was renewed was with American Bank of the North and the collateral on the loan is our corporate offices and manufacturing facilities. We have also negotiated a second amendment and restatement of the Hard Rock Note, which has decreased our payments to $2 million annually for 2016 through 2018 and $4 million for 2019. Throughout 2015 the Company has implemented a series of reductions in staffing and other cost saving measures. We will continue to monitor the developing oil and gas market and evaluate the need for further cost cutting measures.

RESULTS OF OPERATIONS

The following table represents our condensed consolidated statement of operations for the periods indicated:

	Three-Months Ended September 30,				Nine-Months Ended September 30,
(in thousands)	2015		2014		2015		2014
Revenue	$3,018	100%	$5,751	100%	$9,974	100%	$13,950	100%
Operating costs and expenses	4,609	153%	6,117	106%	14,259	143%	12,260	88%
(Loss) income from continuing operations	(1,592)	(53)%	(366)	(6)%	(4,285)	(43)%	1,690	12%
Other expense	(302)	(10)%	(818)	(14)%	(1,150)	(12)%	(1,609)	(12)%
Income tax (expense) benefit	47	2%	(526)	(9)%	(216)	(2)%	552	4%
Net loss	$(1,940)	(64)%	$(658)	(11)%	$(5,219)	(52)%	$(472)	(3)%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

For the three months ended September 30, 2015, as compared with the three months ended September 30, 2014

Revenue.  Our revenue decreased approximately $2,733,000 during the three months ended September 30, 2015 compared with the same period in 2014. The decrease was mainly due to the drop in the manufacturing and refurbishing business with Baker Hughes which was down from approximately $3,409,000 during the three months ending September 30, 2014 to approximately $1,028,000 for the same period in 2015, a $2,392,000 decline. The Company had approximately $1,831,000 of rental tool revenue and $159,000 of other related revenue for the three months ended September 30, 2015 compared with approximately $2,100,000 of rental tool revenue and $242,000 of other related revenue for the three months ended September 30, 2014. As the Drill N Ream tool revenue has decreased, due the lower rig count, we have seen Strider revenue increase as on offset to revenues.

Operating Costs and Expenses.  During the three months ended September 30, 2015, total operating cost and expenses decreased approximately $1,506,000 compared with the three months ended September 30, 2014. Following is a discussion of the details regarding this decrease.

Cost of revenue decreased approximately $367,000 for the three months ended September 30, 2015 in comparison with the same period in 2014. This decrease reflects the reduction in employees in the remanufacturing and manufacturing departments.

Selling, general and administrative expenses (“SG&A”) decreased approximately $1,195,000 for the three months ended September 30, 2015 compared with the same period in 2014. Payroll and related costs decreased by approximately $612,000, which was primarily as a result of the elimination of yearend bonuses. Professional fees were down approximately $413,000 and advertising and travel costs decreased approximately $170,000 from cost cutting measures.

Depreciation and amortization expense increased approximately $55,000 primarily attributable to the additional HR assets.

Other Income (Expenses).  Other income and expense primarily consists of rent income, interest income and interest expense.

•	Other Income. We receive rent from two real property leases: one lease of a building on our Vernal campus and the second for the lease of the Superior Auto Body (“SAB”) facilities by a related party. For the three months ended September 30, 2015, lease payments decreased by approximately $45,000 as compared with the three months ended September 30, 2014, due to decreased rental income from our Vernal property.

•	Interest Income. For the three months ended September 30, 2015 and 2014 interest income was approximately $73,000 and $75,000, respectively.

•	Interest Expense. The interest expense for the three months ended September 30, 2015 and 2014 was approximately $421,000 and $697,000, respectively. Included in interest expense at September 30, 2015 and 2014 was HR debt discount expense of approximately $105,000 and $226,000, respectively. Also, included in September 30, 2014 interest expense is $125,000 of expense for financing note payable fees

For the nine months ended September 30, 2015, as compared with the nine months ended September 30, 2014

Revenue.  Our revenue decreased approximately $3,976,000 during the nine months ended September 30, 2015 compared with the same period in 2014. The decrease was mainly due to the $5,820,000 drop in the manufacturing and refurbishing business with Baker Hughes which was down from approximately $9,797,000 during the nine months ending September 30, 2014 compared with approximately $3,977,000 for the same period in 2015. Rental tool revenue helped to offset this decline. The Company had approximately $5,555,000 of rental tool revenue and $442,000 of other revenue for the nine months ended September 30, 2015, compared with approximately $880,000 of pre-acquisition Drill N Ream royalty revenue, $2,777,000 of rental tool revenue, and $495,000 of other revenue for the nine months ended September 30, 2014. HR was purchased on May 29, 2014 and the royalty was replaced with rental tool revenue.

Operating Costs and Expenses.  During the nine months ended September 30, 2015, total operating cost and expenses increased approximately $2,013,000 compared with the nine months ended September 30, 2014. Following is a discussion of the details regarding this increase.

Cost of revenue increased approximately $541,000 for the nine months ended September 30, 2015 in comparison with the same period in 2014. This increase reflects the development of the rental tool field sales and distribution infrastructure.

Selling, general and administrative expenses (“SG&A”) increased approximately $65,000 for the nine months ended September 30, 2015 compared with the same period in 2014. This increase is mainly due to research and development costs increasing due to building and testing of the Strider and OrBit tools.

Depreciation and amortization expense increased approximately $1,407,000 primarily attributable to the additional HR assets.

Other Income (Expenses).  Other income and expense primarily consists of rent income, interest income, interest expense and loss on disposition of assets.

•	Other Income. We receive rent from two real property leases: one lease of a building on our Vernal campus and the second for the lease of the SAB facilities by a related party. For the nine months ended September 30, 2015, lease payments decreased by approximately $100,000 as compared with the nine months ended September 30, 2014, due to a decrease in rental income from our Vernal property.

•	Interest Income. For the nine months ended September 30, 2015 and 2014 interest income was approximately $220,000 and $98,000, respectively, which increase was mainly due to interest received from the Tronco loan (see Note 8 – Related Party Transactions in our consolidated financial statements included herein).

•	Interest Expense. The interest expense for the nine months ended September 30, 2015 and 2014 was approximately $1,449,000 and $1,663,000, respectively. Included in the nine months ended September 30, 2014 is $250,000 of debt discount from a bridge loan, which was paid in full on May 29, 2014. Included in interest expense at September 30, 2015 and 2014 was HR debt discount expense of approximately $312,000 and $301,000, respectively.

Liquidity and Capital Resources

At September 30, 2015, we had positive working capital of approximately $98,000. As of September 30, 2015, we had current assets of approximately $5,800,000 consisting of cash, accounts receivable, inventory, deferred tax asset and other current assets. We had current liabilities of approximately $5,702,000 consisting of accounts payable, accrued expenses, income tax payable, deferred tax liability, current portion of amounts payable to our founders, entities owned by the Meiers, current portion of capital lease obligation, and current portion long term debt obligation. As of September 30, 2015, we had cash of approximately $1,928,000. We expect capital expenditures for the remainder of 2015 will be approximately $500,000 with the majority to be spent on building our rental tool fleet for Strider. Over the last nine months we have had capital expenditures of approximately $900,000, the majority of which pertained to our Drill N Ream rental tool fleet. Capital spending varies based on the projected sales growth.

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, and repayment of debt. While we are currently introducing our Strider tool to the market, which we believe will increase our cash flow, management does not expect at this time that it will have a large enough impact to meet all of our cash requirements for the next 12 months. Based on current forecasts we will need to restructure debt obligations, raise additional capital through equity and/or debt financings, sell and lease back of certain equipment and factor accounts receivable in order to support our operations. However we cannot provide any assurances that any of these financing options will be available to us in the future on acceptable terms or at all. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) have sufficient working capital to grow sales and maintain our general and administrative expenses level; (ii) fund certain obligations as they become due; (iii) further refinance debt to better meet our cash flow requirements; and (iv) respond to competitive pressures or unanticipated capital requirements.

The aggregate outstanding balance of our long term debt as of September 30, 2015 was approximately $19 million (see detail below) with interest rates ranging from 0% to 8.4%. Long-term debt is comprised of the following:

	September 30, 2015	December 31, 2014
Real estate loans	$7,670,218	$7,912,354
Hard Rock Note (net of $312,020 and $828,667 discount, respectively)	9,687,980	11,671,333
Machinery loans	897,377	1,019,100
Transportation loans	693,206	786,767
	18,948,781	21,389,554
Current portion of long-term debt	(2,599,303)	(10,720,243)
	$16,349,478	$10,669,311

On May 29, 2014 as part of the Reorganization, the Company issued notes to the founders, in the amounts of $1,280,000 and $720,000.

On May 29, 2014, the Company purchased all of the interests of Hard Rock. Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”).

During April 2015, we refinanced our real estate loan with American Bank of the North. See further discussion in Note 5 – Long-Term Debts.

On April 22, 2015, the Hard Rock Note was restated and amended (“Amended and Restated Hard Rock Note”).

The Amended and Restated Hard Rock Note accrued interest from April 20, 2015 until
May 29, 2015 at an adjustable rate per annum equal to the JP Morgan Chase Bank, N.A. annual prime rate as it had originally. From May 29, 2015 until maturity, the Amended and Restated Hard Rock Note accrues interest at a fixed rate equal to 5.25% per annum.

Under the terms of the Amended and Restated Hard Rock Note, the Company made one installment payment of $2.5 million plus accrued interest on May 29, 2015 and is required to make four equal additional payment on January 15, 2016, July 15, 2016, January 16, 2017 and July 14, 2017. The Amended and Restated Hard Rock Note matures and is fully payable on July 14, 2017.

On September 28, 2015, the Amended and Restated Hard Rock Note was restated and amended (the “Second Amended and Restated Hard Rock Note”). The Second Amended and Restated Hard Rock Note accrues interest from May 29, 2015 until June 30, 2015 at a fixed interest rate equal to 5.25% per annum and from July 1, 2015 until July 15, 2019 at a fixed interest rate equal to 5.75% per annum. Under the terms of the Second Amended and Restated Hard Rock Note, the Company is required to make the following payments (plus accrued interest): $500,000 on January 15, 2016, $1,500,000 on July 15, 2016, $500,000 on each of January 15, March 15, May 15 and July 15, 2017, $500,000 on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 on each of January 15, March 15, May 15 and July 15, 2019. The Second Amended and Restated Hard Rock Note matures and is fully payable on July 15, 2019.

Cash Flow

Operating Cash Flows

For the nine months ended September 30, 2015, net cash provided by our operating activities was approximately $577,000. The Company had approximately $5,219,000 of net loss, approximately $2,467,000 decrease in accounts receivable, a decrease in accounts payable and accrued expenses of approximately $673,000 and depreciation and amortization expense of approximately $3,526,028.

Investing Cash Flows

For the nine months ended September 30, 2015, net cash used in our investing activities was approximately $902,000, which was used for property, plant and equipment purchases. We expect capital expenditures for 2015 will be approximately $500,000 for the remainder of 2015. Capital spending expenditures are variable based on the projected sales growth.

Financing Cash Flows

For the nine months ended September 30, 2015, net cash used by our financing activities was approximately $3,540,000, primarily attributable for payments on long-term debt and long-term capital lease obligations.

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

Components of Income and Expense

Operating Revenue.  We generate revenue from the refurbishment, manufacturing, repair and rental of drill string tools. As noted earlier, prior to the acquisition of Hard Rock and the Drill N Ream tool on May 29, 2014, we received revenue from HR for the manufacturing of the tool and royalties based on HR’s rental income.

Manufacturing.   Our manufactured products are produced in a standard manufacturing operation, even when produced to our customer’s specifications.

º                Drill Bits.  Since 1996, we have refurbished PDC drill bits for Baker Hughes. We are currently operating under four-year agreement with Baker Hughes which was renewed in 2013 (the “Vendor Agreement”). We recognize revenue for our PDC drill bit services at the time that the services are rendered, typically upon shipment of the drill bit. We also design and manufacture new PDC drill bits for Baker Hughes on an ongoing purchase order basis. Baker Hughes pays an approximate prevailing market rate for these new bits. By contract, we can only refurbish and manufacture oil or gas drill bits for Baker Hughes, but we are not contractually prohibited from manufacturing drill bits for the mining industry.

º                    Rental Tools.  Prior to the acquisition of Hard Rock, HR would place orders for Drill N Ream units with us upon receiving a customer request, and we would sell the ordered Drill N Ream units to HR at prevailing market prices. In addition, HR would pay us royalties equal to 25% of their tool rental revenue, less certain HR operating expenses. These royalty revenues are included in the first five months of revenue for 2014. Upon our acquisition of Hard Rock, this arrangement ceased. We now incur the entire cost of manufacturing the Drill N Ream units, however, we also own those Drill N Ream units, and collect 100% of the total rental income paid by customers under existing and future Drill N Ream rental service agreements. We also manufacture V Stream Advance Conditioning System, Dedicated Reamer Stringer and the Strider tool, which are all now part of our rental tool fleet. . We provide rental tool services for our customers. We currently have the Drill N Ream tool, V Stream Advance Conditioning System, Dedicated Reamer Stringer and the Strider tool available for rent to our customers. Rental includes delivery to customers’ drill rig operations and replacement of tools when in need of repair.

º                    Other Machined Tools.  We also design and manufacture other new tools and component parts for other oil and gas industry participants from time to time. With the OrBit acquisition and building of the OrBit tools, we manufacture our own products for sale. We recognize revenue for the manufacture of other machined tools and parts upon their shipment to the customer. Shipping and handling costs related to product sales are recorded gross as a component of both the sales price and cost of the product sold.

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

On April 22, 2015, the original $12.5 million seller-carried promissory note for the acquisition of HR in 2014 (the "Hard Rock Note") was restated and amended (the “Amended and Restated Hard Rock Note”).

On September 28, 2015, the Amended and Restated Hard Rock Note was amended and restated (the “Second Amended and Restated Hard Rock Note”). See “Liquidity and Capital Resources”

Public Company Expenses

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

Restricted Stock Units - As of September 30, 2015, there were 131,250 shares outstanding with respect to awards granted under the Company’s 2014 Incentive Plan. The Board of Directors has frozen the 2014 Incentive Plan, such that no future grants of awards will be made and the 2014 Incentive Plan shall only remain in effect with respect to awards under that plan outstanding as of June 15, 2015 until they expire according to their terms.

On August 10, 2015, the Board of Directors granted 71,202 restricted stock units from the Company’s 2015 Incentive Plan to the Directors based on the closing price of the Company’s common stock on the date of the grant. These restricted stock units will vest over a three-year period.

On August 10, 2015, the Board of Directors granted 366,000 restricted stock units from the Company’s 2015 Incentive Plan to officers and employees based on the closing price of the Company’s common stock on the date of the grant. These restricted stock units vested 33% on the grant date, 33% on the first anniversary of the grant date and 34% on second anniversary of the grant date.

Compensation expense recognized for grants vesting under the 2014 Incentive Plan was $52,578 and $157,734 for the three and nine months ended September 30, 2015, respectively. Compensation expense recognized for grants of stock vesting under the 2015 Incentive Plan was $263,902 for the three and nine months ended September 30, 2015. The Company recognized compensation expense and recorded it as share-based compensation in the consolidated condensed statement of operations.

Total unrecognized compensation expense related to unvested restricted stock units expected to be recognized over the remaining weighted vesting period of 2.1 years equaled $973,634 at September 30, 2015. These shares vest over a three-year time period.

Stock Options - Also, on August 10, 2015, the Board of Directors granted the issuance of 87,500 stock options from the Company’s 2015 Incentive Plan to officers and employees based on the closing price of the Company’s common stock on the date of the grant. These restricted stock units and options vested 33% on the grant date, 33% on the first anniversary of the grant date and 34% on second anniversary of the grant date.

Compensation expense recognized for options granted vesting under the 2015 Incentive Plan was $15,016 for the three and nine months ended September 30, 2015. The Company recognized compensation expense and recorded it as share-based compensation in the consolidated condensed statement of operations.

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

Rental income — Our rental tool are priced and competitive rates and includes, deliver, maintenance and pick up services. While the duration of the rents vary by job and number of runs, these rents are generally less than one month. The rental agreements do not have any minimum rental payments or term. Revenue is recognized upon completion of the job. The tools are rented to entities operating in North Dakota, Wyoming, Texas, Montana, Oklahoma, Utah, New Mexico and Colorado.

Concentration of Credit Risk — Historically, substantially all of our revenue was derived from our refurbishing of PDC drill bits and our manufacturing of the Drill N Ream units. However, after the Hard Rock Acquisition, our historical HR revenues and accounts receivable percentages are now spread out among our current customers and Hard Rock’s customers. In the past, we were dependent on just a few main customers, however, we believe that our purchase of Hard Rock and continuing growth of our new manufacturing business will have a positive effect on diversifying our concentration of credit risk in the future.

Accounts Receivable; Allowance for Doubtful Accounts — Accounts receivable are generally due within 60 days of the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. As of September 30, 2015 and as of December 31, 2014, management determined that no allowance for doubtful accounts was deemed necessary due to our expectation that the Company will collect all amounts owed.

Goodwill and Related Intangible Assets — Goodwill is the excess cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. To determine the amount of goodwill resulting from the Hard Rock Acquisition on May 29, 2014, we hired an outside third party to perform an assessment to determine the fair value of Hard Rock’s tangible and intangible assets and liabilities and goodwill was allocated to be $7,095,000. The Company hired this same group to review the value of goodwill as of December 31, 2014 and determined no impairment was needed. As of September 30, 2015, the Company performed its own impairment assessment and determined no impairment was needed.

The oil and gas industry has experienced a significant decline as the price of oil has decreased causing an industry-wide downturn which has continued into 2015. This downturn has impacted the operational plans for oil companies and consequently has affected the drilling and support service sector. As a result, we have experienced a negative impact on day rates and utilization in the last nine months of 2015. Due to industry factor discussed above, during the third quarter of 2015, we performed an impairment assessment of our goodwill. With the addition of our Strider tool and positive feedback from our clients that have used it, we feel the added revenue from this tool will have a positive impact on our revenue. The result of our impairment assessment was that there was no indication of impairment of goodwill needed at this time. If we determine it is necessary, we will also perform an assessment of our intangible assets for impairment. If indications exist, we will perform an assessment of the fair value of the intangible assets and if necessary, record an impairment charge.

Income Taxes — The Company is a C-corporation for federal and state income tax reporting purposes. Accordingly, we continue to be subject to federal and state income taxes, which may affect future operating results and cash flows. As of September 30, 2015 and 2014, we estimated a net current deferred tax asset of approximately $0 and $271,000, respectively. We also have a current tax payable for $1,000 as of September 30, 2015 and 2014. As of September 30, 2015 and 2014, we have a non-current deferred tax liability of approximately $257,000 and 745,000, which were established for differences between the book and tax basis of our assets and liabilities. The net effect of setting up these tax assets and liabilities is an expense of approximately $47,000 for the three months ended September 30, 2015 and a tax benefit of approximately $216,000 for the nine months ended September 30, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2015 due to certain material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement in our interim financial statements will not be prevented or detected on a timely basis.

During the second quarter, the Company reported a material weakness concerning segregation of duties. During this quarter, the Company took the necessary steps to remedy this material weakness. We separated the duties that certain employees had and gave them to others to comply with the segregation of duties requirements.

During the second quarter the Company had a complex and non-routine accounting transaction concerning the tax provision. During our analysis of the tax assets and liabilities we created a tax provision for these tax assets and liabilities, and included in the provision the amortization for goodwill. It was concluded that the amortization of goodwill should not be part of the tax asset and liability provision and the Company did not properly calculate this complex and non-routine transaction. Also, during the third quarter, the Company did not calculate the new debt discount correctly due to the amended Hard Rock note and the Company did not accurately compare its goodwill impairment assessment with its net book value. As a result, management identified material weaknesses regarding the lack of accounting expertise to appropriately apply GAAP for complex and non-routine transactions.

As a result, at September 30, 2015 and on the date of this Report, its internal control over financial reporting is not effective.

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

We believe that Del-Rio’s claims are without merit, and all defendants are actively defending in this matter. In particular, SDS’ and MPS’ only involvement was to grant guaranties and/or security interests in their respective separate personal and real property to ACF to additionally collateralize the Tronco loan before its purchase by us. In addition, since the Meiers’ and their personal trusts guaranty repayment of the Tronco loan, we believe that the basis of Del-Rio’s damages claims are nullified. Consequently, we do not believe that Del Rio’s purported claims against SDS and MPS will have any material adverse effect on our cash flow, business, or operations. As of September 30, 2015, there have been no updates or decisions made concerning this matter.

Item 1A. Risk Factors

Failure to generate sufficient revenue to make payments on the Hard Rock Note could result in our loss of the patents securing the Hard Rock Note.

Under the terms of the Second Amended and Restated Hard Rock Note, we are required to make the following payments (plus accrued interest): $500,000 on January 15, 2016, $1,500,000 on July 15, 2016, $500,000 on each of January 15, March 15, May 15 and July 15, 2017, $500,000 on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 on each of January 15, March 15, May 15 and July 15, 2019. The Second Amended and Restated Hard Rock Note matures and is fully payable on July 15, 2019.

The Second Amended and Restated Hard Rock Note is secured by all of the patents, patents pending, other patent rights, and the Drill-n-Ream trademark purchased by HR from the holder of the Amended and Restated Hard Rock Note (the “Drill-n-Ream Collateral”). If we do not have the funds necessary to make the annual payments under the Second Amended and Restated Hard Rock Note and fail to make any payments as required thereunder, the holder of the Second Amended and Restated Hard Rock Note could conduct a foreclosure sale on the Drill-n-Ream Collateral in order to apply the proceeds thereof toward repayment of the Second Amended and Restated Hard Rock Note and all foreclosure costs, and Superior Drilling Solutions, LLC would be liable for any shortfall or receive any excess from the sales proceeds. The failure to retain the Drill-n-Ream Collateral could cause a significant loss of our investment and might have a material adverse effect on our financial condition and results of operation, as well as our ability to grow our drill string tool business.

Due to reduced commodity prices and lower operating cash flows, coupled with pending payments required on our indebtedness, we may be unable to maintain adequate liquidity and our ability to make payments in respect of our indebtedness could be adversely affected.

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, and repayment of debt. Recent declines in commodity prices have caused a reduction in our available liquidity. The dramatic decline in oil prices has effected most North American exploration and production companies which have significantly reduced their exploration and drilling activity in 2015 and, as a result, the number of operating drilling rigs has dropped approximately 42% since the beginning of this year. Our business is highly dependent upon the vibrancy of the oil and gas drilling operations in the U.S. The reduction in activity has created a more challenging environment in which to market our drilling products.

As a result, management is uncertain that we will be able to meet all of our cash needs for the next 12 months. We are considering financing certain company equipment to provide additional liquidity. We are also considering a factoring arrangement for our accounts receivable, which could provide an immediate cash inflow to increase liquidity. We may also need to raise additional capital through debt and or equity financings to support our operations, satisfy our obligations and for our corporate general and administrative expenses. There can be no assurance that sufficient liquidity can be raised from one or more of these transactions or that these transactions can be consummated within the period needed to meet certain obligations.  We cannot assure you that any refinancing or debt or equity restructuring would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all. Furthermore, we cannot assure you that any of our strategies will yield sufficient funds to meet our working capital or other liquidity needs, including for payments on the Second Amended and Restated Hark Rock Note and our indebtedness with American Bank of the North in the future, and any such alternative measures may be unsuccessful or may not permit us to meet these scheduled obligations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage.

As noted under the “Liquidity and Capital Resources” paragraph, we are required to make payments on the Hard Rock note of $2 million each year over the next three years and $4 million for 2019. In addition, we are required to make monthly payments of $39,317 on our note with American Bank of the North.

Management is uncertain that we will be able to meet all of our cash needs for the next 12 months. Based on current forecasts we will need to restructure debt obligations, raise additional capital through equity and/or debt financings. As previously noted we are considering several options to address this situation, but there is no guarantee that we will be successful at raising the needed funds.

Our debt could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions, (ii) limit our ability to fund future capital expenditures and working capital, to engage in future acquisitions or development activities, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flow from operations to payments on our debt, (iii) increase our cost of borrowing, (iv) restrict us from making strategic acquisitions or causing us to make non-strategic divestitures, (v) limit our flexibility in planning for, or reacting to, changes in our business or industry in which we operate, placing us at a competitive disadvantage compared to our competitors who are less leveraged and (vi) impair our ability to obtain additional financing in the future.

A continued material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income and result in an impairment of our goodwill and other assets.

Due to reduced prices and the result of lower revenue and income we may have to recognize and impairment of our goodwill and other assets. Our business depends upon the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations. The level of capital expenditures is generally dependent on the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas. As a result our future revenue and income may not support the current recognized value of goodwill and other assets.

Item 6.	Exhibits

The exhibits listed below are filed as part of this report:

Exhibit No.	Description

10.1	Second Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated September 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2015).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier and Christopher D. Cashion.

101.INS*	XBRL Instance

101.XSD*	XBRL Schema

101.CAL *	XBRL Calculation

101.DEF *	XBRL Definition

101.LAB *	XBRL Label

101.PRE *	XBRL Presentation

**	Furnished herewith.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR DRILLING PRODUCTS, INC.

Date: November 13, 2015

By: /s/ G. Troy Meier
G. Troy Meier, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Christopher D. Cashion
Christopher D. Cashion, Chief Financial Officer
(Principal Financial Officer)

