Form 10-K
period 2015-12-31
Superior Drilling Products, Inc.
filed 2016-03-30
CIK 1600422

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission File Number 001-36453

SUPERIOR DRILLING PRODUCTS, INC.

(Name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	46-4341605 (I.R.S. Employer Identification No.)

1583 South 1700 East Vernal, Utah (Address of Principal Executive Offices)	84078 (Zip Code)

Issuer's Telephone Number: 435-789-0594

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each class: Common Stock, $0.001 par value	Name of each exchange on which registered: NYSE MKT

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $23,395,929. The registrant had issued and outstanding 17,459,605 shares of its common stock on March 30, 2016.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its 2016 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, are incorporated by reference to the extent set forth in Part III of this Form 10-K.

SUPERIOR DRILLING PRODUCTS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in this report and the following:

•	the volatility of oil and natural gas prices;

•	the cyclical nature of the oil and gas industry;

•	consolidation within our customers’ industries;

•	competitive products and pricing pressures;

•	our reliance on significant customers, specifically, Baker Hughes;

•	the pending Baker Hughes merger;

•	our limited operating history;

•	fluctuations in our operating results;

•	our dependence on key personnel;

•	costs of raw materials;

•	our dependence on third party suppliers;

•	unforeseen risks in our manufacturing processes;

•	the need for skilled workers;

•	our ability to successfully manage our growth strategy;

•	unanticipated risks associated with, and our ability to integrate, acquisitions;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	availability of financing, flexibility in restructuring existing debt and access to capital markets;

•	terrorist threats or acts, war and civil disturbances;

•	our ability to protect our intellectual property;

•	impact of environmental matters, including future environmental regulations;

•	implementing and complying with safety policies;

•	breaches of security in our information systems;

•	related party transactions with our founders; and

•	risks associated with our common stock.

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

PART I

ITEM 1. BUSINESS

Nature of Operations

Superior Drilling Products, Inc. (the “Company”, “we”, “our” or “us”) is a drilling and completion tool technology company. We are a designer and manufacturer of new drill bit and horizontal drill string enhancement tools for the oil, natural gas and mining services industry an innovative, cutting-edge refurbisher of PDC (polycrystalline diamond compact) drill bits. All of the drilling tools that we rent or sell are manufactured by us. Our customers are engaged in domestic and international exploration and production of oil and natural gas directly, or indirectly as service support or distribution. We were incorporated on December 10, 2013 under the name SD Company, Inc. in order to facilitate (a) the reorganization of the entities that are now our consolidated subsidiaries and (b) the subsequent acquisition of Hard Rock Solutions, LLC (“HR”). We changed our name from SD Company Inc. to Superior Drilling Products, Inc. on May 22, 2014 in conjunction with closing of that reorganization and our initial public offering which occurred on May 23, 2014 (“Offering” or “IPO”). Our corporate headquarters and manufacturing operations are located in Vernal, Utah. Our common stock trades on the NYSE MKT exchange under the ticker symbol “SDPI”.

Our subsidiaries include (a) Superior Drilling Solutions, LLC (previously known as Superior Drilling Products, LLC), a Utah limited liability company (“SDS”), together with its wholly owned subsidiary, Superior Design and Fabrication, LLC, a Utah limited liability company (“SDF”), (b) Extreme Technologies, LLC, a Utah limited liability company (“ET”), (c) Meier Properties Series, LLC, a Utah limited liability company (“MPS”), (d) Meier Leasing, LLC, a Utah limited liability company (“ML”) and (e) HR.

Overview

We currently have three basic operations:

•	Our PDC drill bit refurbishing and manufacturing service,
•	Our emerging technologies business that manufactures the Drill N Ream well bore conditioning tool, Strider Oscillation system, and custom drill tool products to customer specifications, and
•	Our new product development business that conducts our research and development, and designs our new completion bits, horizontal drill string enhancement tools, other down-hole drilling technologies, and drilling tool manufacturing technologies.

From our headquarters in Vernal, Utah, we operate a technologically-advanced PDC drill bit refurbishing facility, as well as a state-of-the-art, high-tech drilling and completion tool engineering design and manufacturing operation. We manufacture our drill string enhancement tools, including the patented “Drill N Ream” well bore enhancement tool and Strider Oscillation system, and conduct our new product research and development from this facility. We believe that we continue to set the trend in oil and gas drill bit and drill string tool technology and design.

Our co-founder, Troy Meier, developed the first commercially-viable process for refurbishing PDC drill bits after a successful 13-year career with a predecessor of our largest client, Baker Hughes. For the past 20 years, we have exclusively provided our PDC drill bit refurbishing services for the Rocky Mountain, California and Alaska regions of Baker Hughes’s substantial oil field operations. In addition, we have expanded our offerings and our customer base by demonstrating our engineering, design and manufacturing expertise of down-hole drilling tools. We continuously work with our customers to develop new products and enhancements to existing products, improve efficiency and safety, and solve complex drilling tool problems. We employ a senior work force with special training and extensive experience related to drill bit refurbishing and tooling manufacture. They produce our products and services using a suite of highly technical, purpose-built equipment, much of which we design and manufacture for our proprietary use. Most of our manufacturing equipment and products use advanced, patent-pending technologies that enable us to increase efficiency, enhance drill bit integrity, and improve safety.

The Company reports as a single segment. The Company’s revenues are derived from five (5) products or service groups, manufacturing, refurbishing, repairs, rental of tools and sales of tools. As these related revenue sources are to a single industry, the Company has determined to report as a single segment.

Oil and Gas Drilling Industry

Overview

Drilling and completion of oil and gas wells are part of the oilfield services group within the energy industry. The drilling industry is often segmented into the North American market and the International market. These markets share common exposure to the same macro environment, but also exhibit unique factors that drive the dynamics of each market.

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

Declining Rig Count; Industry Volatility. Our business is highly dependent upon the vibrancy of the oil and gas drilling operations in the U.S. During the latter half of 2014 and throughout 2015, oil prices dramatically declined in the United States and as a result, the number of operating drilling rigs began to be reduced. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. For example, the NYMEX-WTI oil price has recently been as low as $26.68, while the NYMEX-Henry Hub natural gas price has recently been as low as $1.83 per MMBtu. Per Baker Hughes weekly rotary rig count has now decreased over 70% from the high of 1,840 as of December 24, 2014 to 489 as of March 4, 2016. 2015 was a very challenging year for us as we worked to expand the market share with our Drill N Ream tool and introduce the Strider tool against these massive headwinds.

For 2016, we expect the continued decline in the oil and gas industry to be sustained until the pricing of oil stabilizes around the world, providing greater certainty for our customers and their capital investment plans. Our drill bit refurbishment business has decreased for our exclusive customer due to the drop in drilling activity for that business, which has impacted our pricing and volume of repairs, even though this client is a leading supplier of drill bits to the oil & gas exploration and production industry globally. We believe the value of our Drill N Ream and Strider tools and our low market penetration provide us sales opportunities despite these current market conditions. Our plan is for the tool rental sales to help offset the decline in our PDC drill bit refurbishment business and our third party manufacturing services business.

Advent of horizontal drilling requires new technologies. The oil and gas industry is increasingly using directional (e.g., horizontal) drilling in their exploration and production activities because of measurably improved recovery rates that can be achieved with these methods. With the rise of this type of drilling, traditional drill string tools used for vertical drilling do not necessarily provide the best performance or are not well suited for directional drilling. We believe that with our extensive knowledge and experience in the oilfield industry we can identify these challenges and design and develop tools that will help our customers with their drilling challenges. Further development of drill string components, such as our Drill N Ream and Strider tools, will become increasingly important to our business as we continue to grow through both organic expansion and strategic acquisitions.

We believe that our Drill N Ream and Strider tools are well suited for horizontal drilling activity. In addition, we are developing additional technologies to take advantage of the oil and gas industry’s significant shift to horizontal drilling and its resulting need for new horizontal drill string tools and technology.

Our Drill Bit Refurbishment and Manufacturing Business

As the refurbishing industry grew, our arrangement with Baker Hughes is an agreement to perform our drill bit refurbishment work exclusively for Baker Hughes’ Rocky Mountain region and points west, including the significant oil-producing states of California and Alaska. Today, we believe that we continue to lead the industry in drill bit repair technology – continually improving repair techniques to improve drill bit performance and efficiency.

Halliburton to Acquire Baker Hughes. During 2014, Halliburton announced its planned acquisition of Baker Hughes. Currently Baker Hughes is our sole customer for our bit refurbishment business and we do not know how this acquisition may impact our business. Despite this, we intend to continue developing our long-time relationship with Baker Hughes. During the month of January 2016, the Company entered into an agreement with Baker Hughes to supply the Strider tool and related services to Baker Hughes.

Our Horizontal Drilling Tools

Drill N Ream Well Bore Conditioning Tool.  The Drill N Ream is a dual-section reaming tool which is located behind the bottom hole assembly (BHA) to smooth and slightly enlarge the well drift in the curved and horizontal sections of horizontal wells, in both oil and water based mud. The Drill N Ream is available in multiple sizes and can be custom manufactured to fit any hole size. The Drill N Ream tool conditions the well bore and allows the drill string to move through a conditioned well bore left by the drill bit with less friction and material stress, extending the horizontal distance that can be drilled during a run and making tripping (removal of the drill string) and the running of casing in the completed well much easier. Each time a drilling operator has to trip the drill string and replace a bit or other drill string component, it costs the operator substantial time and money, so we believe anything that allows each run to extend further is of great value to our customers. We are also developing a suite of other horizontal drill string tools, each of which addresses a different technical challenge presented by today’s horizontal drilling designs.

The Drill N Ream tool conditions the well bore tortuosity brought about from the drill bit geo-steering, and from directional drilling overcorrections and formation interactions. As a result, the Drill N Ream extends the horizontal distance of the well bore by (a) smoothing out ledges and doglegs left by the bit, which allows the drill string to move through a conditioned well bore with less friction and stress, (b) reducing tool joint damages and trip time (i.e. the time required to pull up and resend the drill string), and (c) enhancing the power available to drive the drill bit assembly.

Specifically,

•	We expect that our field sales and tool distribution organization that we have developed will support the Drill N Ream rental revenue, subject to limits on our business resulting from the decrease in oil and gas market in 2016.

•	The Drill N Ream tool is specifically designed to reduce the drill string stress and downtime, and therefore the cost, of drilling a horizontal well.

•	We believe that the Drill N Ream’s adoption and continued use by operators supports it effectiveness and industry acceptance. In addition, we understand that a number of customers have rented the Drill N Ream tool after first trying its competitors. We expect the above factors to support increasing interest in, and revenues from, the Drill N Ream over the next several years as more well operators are (a) contacted by our larger sales force, and (b) reports of its effectiveness are transmitted through word-of-mouth by an increasing user base to other well operators.

Strider Drill String Oscillation System (“Strider”).  The Strider utilizes its unique patent-pending design to reduce drill string friction on horizontal wells, resulting in improved rates of penetration and cost savings. Its revolutionary engineering provides a cost-effective alternative to conventional downhole vibration tools. Strider is designed to help dissipate the inertial drag of a horizontal drill string by generating rhythmic pulses that break the frictional connection between the drill strings and well bore greatly enhancing drilling rates.

•	The Strider tool is composed of two main parts, a hydraulic channeling chamber (HCC) and a rhythmic pulsation chamber (RPC). The RPC contains a precisely engineered, high speed pulse-valve that systematically restricts flow area. During flow restriction, or “closure”, the ideal amount of fluid is allowed to continue down hole. This perfectly controlled hydraulic flow produces an optimal pulse frequency of three thrusts per second, which is preferred for bottom hole assembly equipment. The low frequency also allows for placement of the Strider tool to the bit closer than typical oscillation tools.

We believe that our Strider tool is at the forefront of drill string tool technological development for horizontal drilling. We believe our technology in the drill string stimulation tool offers significant advantages over our competitors and we believe our Strider tool will be rapidly accepted in the drilling market.

During the month of January 2016, the Company entered into an agreement with Baker Hughes to supply the Strider tool and related services to Baker Hughes. Tool shipments associated with the agreement are expected to begin during the first quarter of 2016. The agreement has no set expiration date or minimum shipment requirement. It will remain in force until it is canceled by either us or Baker Hughes, as stipulated in the agreement.

V-Stream advanced conditioning system (“V-Stream”). The V-Stream tool is an integral spiral blade stabilizer and is engineered to combine stabilization with reaming. A cavity or plenum in the middle of the blades facilities enhanced fluid flow for cuttings transport and reduces torque when compared to typical stabilizers with similar overall blade length. Non-active cutters at gauge enable the V-Stream to remove formation and condition the hole while controlling deviation. With these unique features, the V-Stream will stabilize the BHA and condition the hole simultaneously to optimize the drilling operations.

Dedicated Reamer Stinger (“DR Stinger”). DR Stinger is designed to optimize dedicated reamer operations. DR Stinger utilized our fully patented Drill-n-Ream tool with its dual stage eccentric reamers which conditions well bores by increasing well bore drift. The two reamer stages spaced approximately five feet apart act in unison to force each other into the formation while efficiently reducing ledges, doglegs, and well bore tortuosity. With DR Stinger, a tapered stinger is placed just below the Drill-n-Ream tool at the end of the drill string. The DR Stinger eliminates any bit costs during the reamer operation as it is run without a bit, offering a much better indication of hole conditions. Floats are included in the DR Stinger, as well as an anti-plug port system with both of these features eliminating any plugging of the drill string. With no bit on the DR Stringer, the drill string will find and keep well bore center preventing unplanned side tracks.

New Product Development and Intellectual Property

Our sales and earnings are influenced by our ability to provide the high-level service that our customers demand successfully, which in turn relies on our ability to develop new processes, technology, and products. We have also historically dedicated additional resources toward the development of new technology and equipment to enhance the effectiveness, safety, and efficiency of the products and services we provide. During 2015, research and development costs were approximately $1.2 million, but for 2016, we expect that it will decrease due to the company’s focus on increasing revenue from our existing commercial products and cost cutting measures from the slowdown of the oil and gas industry.

Although we highly value our proprietary products and technology, we also depend on our technological capabilities, customer service oriented culture, and application of our know-how to distinguish ourselves from our competitors. We also consider the services we provide to our customers, and the technical knowledge and skill of our personnel, to be more important than our registered intellectual property in our ability to compete. While we stress the importance of our research and development programs, the technical challenges and market uncertainties associated with the development and successful introduction of new and updated products are such that we cannot assure investors that we will realize any particular amount of future revenue from the services and related products resulting from our research and development programs.

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

Our ability to obtain suitable quality raw materials and components, such as PDC’s, steel and flux, solder and heating elements, is critical to our ability to remanufacture Baker Hughes drill bits, and to manufacture the Drill N Ream and Strider tool and other future drill line products. In order to purchase raw materials and components in timely and cost effective manner, we have developed both domestic and international sourcing connections and arrangements. We maintain quality assurance and testing programs to analyze and test these raw materials and components in order to assure their compliance with our rigorous specifications and standards. We generally try to purchase our raw materials from multiple suppliers so we are not dependent on any one supplier, but this is not always possible.

Because Baker Hughes pays the cost of direct materials and supplies used in our drill bit refurbishing process, cost increases are not as critical as short-term financial components for that line of business. However, the price and availability of commodities and components, in particular steel, can have an impact on our operations. We have no assurance that we will be able to continue to purchase these raw materials on a timely basis or at historical prices.

Proprietary Rights

We rely primarily on a combination of patent, trade secret, copyright and trademark laws, confidentiality procedures, and other intellectual property protection methods to protect our proprietary technology. Mr. Meier currently has U.S. patent applications pending, and related international patent applications pending as co-inventor, and individually with respect to the Strider and other pending horizontal drilling tools. There is no assurance that our patent applications will result in issued patents, that the existing patents or that any future patents issued to us will provide any competitive advantages for their products or technology, or that, if challenged, the patents issued to us will be held valid and enforceable. Despite our precautions, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Existing intellectual property laws afford only limited protection and policing violations of such laws is difficult. The laws of certain countries in which our products are or may be used by our customers do not protect our products and intellectual property rights to the same extent as do the laws of the United States. There is no assurance that these protections will be adequate or that our competitors will not independently develop similar technology, gain access to our trade secrets or other proprietary information, or design around our patents.

We may be required to enter into costly litigation to enforce our intellectual property rights or to defend infringement claims by others. Such infringement claims could require us to license the intellectual property rights of third parties. There is no assurance that such licenses would be available on reasonable terms, or at all.

Marketing and Sales

We do not engage in any marketing or sales efforts for our PDC drill bit refurbishing in the oil and gas industry because we are under an exclusive contract with Baker Hughes for those services.

For the Drill N Ream and Strider tool, sales and marketing infrastructure was established by creating “stocking points” where tool inventory can be maintained and modestly repaired. We also established a sales and marketing team comprised of “city sales” and “field sales” employees. Our recent sales and marketing history with the Drill N Ream tool has been largely in North Dakota’s Bakken oil field, Utah, Oklahoma, Wyoming, Montana, New Mexico, Colorado and Texas. Our plan is to expand the Drill N Ream tool’s coverage by targeting a substantially expanded sales and marketing effort in Ohio, and Pennsylvania, among other areas.

Our Strider tool agreement with Baker Hughes provides an acceptance in the market for this tool. The Strider tool has been deployed in North Dakota’s Bakken oil field, Oklahoma and Wyoming, with the goal to expand to other surrounding states in the near future.

Growth Strategies

We intend to pursue the following growth strategies as we seek to expand our market share and solidify our position as a competitive drilling and completion tool manufacturer in the drilling and completion industry:

•	Leverage of Hard Rock. We have grown Hard Rock’s marketing team, which has more than 25 years of oil field customer contacts, with our Team’s extensive connections in the drilling industry, in order to achieve greater market penetration and revenues for the Drill N Ream tool. We have used the Hard Rock marketing and sales team to propel our upcoming drill string component products successfully into the drilling marketplace and have taken that expertise to grow a larger sales and marketing force.

•	Leverage the Strider tool. We will use the Hard Rock marketing and sales team as our sales force for Strider. The Strider tool addresses a niche opportunity in the oil and gas production market place because of the technological advancements in its design as well as the efficiencies developed in its production. The sales group will be able to sell both the Drill N Ream and Strider tool, as they can both be on the same drill string. We will also leverage our Baker Hughes agreement to increase our market penetration.

•	Continue to enhance our Baker Hughes relationship. We have now added our Strider tool agreement to our drill bit refurbishing business with Baker Hughes. We will continue to develop our long-time relationship with Baker Hughes and look for other ways partner with them.

•	Strengthen and support our employees. Our experienced employees and management team are our most valuable resources. Attracting, training, and retaining key personnel, has been, and will remain critical to our success. To achieve our goals, we intend to remain focused on providing our employees with training, personal and professional growth opportunities, as well as adding performance-based incentives, including opportunities for stock ownership, and other competitive benefits. We are also working with the local university and high school to develop and teach local programs in machining and engineering expertise and technical resources.

•	Seek strategic acquisitions to enhance or expand our product lines. While capital constraints and careful capital allocation discipline requires investment in organic growth, we are continually looking to find new technologies to add to our arsenal of tools for the exploration and production industry. In analyzing new acquisitions, we intend to pursue opportunities that complement our existing product line and/or that are geographically situated and served by our current and future sales force. We believe that strategic acquisitions will enable us to exploit economies of scale in the areas of finance, human resources, marketing, administration, information technology, and legal, while also providing cross-marketing opportunities among our drill tool product offerings.

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

Competition

Drill Bit Refurbishing.  The primary competitors for our drill bit refurbishing services are the in-house units at Hughes Christensen, the division of Baker Hughes responsible for drill bits. Other drill bit manufacturers also have in-house refurbishing units, but they are not our competitors because of our exclusive contract with Baker Hughes.

Drilling Enhancement Tools.  The primary competitors for our Drill N Ream tool are several single-section reaming tool manufacturers, including Baker Oil Tools (a division of Baker Hughes), NOV, and Schlumberger. We believe that the Drill N Ream tool is the only patented dual-section or dual cutting structure drill string reamer on the market today. We believe that distinction will allow us to continue building on the Drill N Ream tool’s first-mover advantage.

We believe that our Strider tool is at the forefront of drill string tool technological development for horizontal drilling. There are existing tools that would compete with the drill string stimulation tool, such as the Agitator tool marketed by NOV. However, we believe our technology in the drill string stimulation tool offers significant advantages over the Agitator and we believe our Strider tool will be rapidly accepted in the drilling market.

Customers

Distributor/Agent Relationships and Customer Diversification. With the expansion of our tool offerings, we have increased our customer base as well as our sales infrastructure and our channels to market. We recently established an agreement with Baker Hughes to be a market channel partner for new customers of our Strider tool. We are also working on additional prospective channel partners. By increasing our capabilities and renting or selling products to our customers, we have diversified our customer base and sources of revenue. Our manufacturing technologies operations also provide us diversification opportunities as we can design and manufacture to customer specifications new technologies under development.

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

Drill String Tools.  E&P operators, other oil field services companies and distributors are demanding key technologies, such as advanced directional drilling and more complex completion systems in order to reduce costs resource requirements and tie to production. We believe that there will be significant opportunities to bring new products and equipment to market, such as our Drill N Ream and Strider tools, that have been designed and engineered with these new challenges in mind.

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

Environmental, Health and Safety Regulation

Our operations are subject to numerous stringent and complex laws and regulations governing the discharge of materials into the environment, health and safety aspects of our operations, or otherwise relating to human health and environmental protection, and we have put a strong focus on these issues.

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

Currently, our insurance program includes, among other things, general liability, umbrella liability, sudden and accidental pollution, personal property, vehicle, workers’ compensation, directors and officers and employer’s liability coverage. Our insurance includes various limits and deductibles or retentions, which must be met prior to or in conjunction with recovery.

Employees

As of December 31, 2015, we had 66 full-time employees compared with 95 full-time employees at the same time in December 2014. We generally have been able to locate and engage highly qualified employees as needed. None of our employees are covered by an ongoing collective bargaining agreement, and we have experienced no work stoppages. We consider our employee relations to be good.

ITEM 1A. Risk Factors

In this Item 1A. the terms “we,” “our,” “us,” and the “Company” used herein refer to Superior Drilling Products, Inc. and its subsidiaries unless otherwise indicated or as the context so requires.

Risks Related to Our Business and Industry

An extended decline in expenditures by the oil and gas industry has reduced and will continue to significantly reduce our revenue and income and resulted in an impairment of our other assets.

Our business depends upon the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations. The level of capital expenditures is generally dependent on the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including:

•	worldwide economic activity;

•	the level of exploration and production activity;

•	interest rates and the cost of capital;

•	environmental regulation;

•	federal, state and foreign policies regarding exploration and development of oil and gas;

•	the ability of OPEC to set and maintain production levels and pricing;

•	governmental regulations regarding future oil and gas exploration and production;

•	the cost of exploring and producing oil and gas;

•	the cost of developing alternative energy sources;

•	the availability, expiration date and price of leases;

•	the discovery rate of new oil and gas reserves;

•	the success of drilling for oil and gas in unconventional resource plays such as shale formations;

•	technological advances;

•	weather conditions.

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

The Second Amended and Restated Hard Rock Note is secured by all of the patents, patents pending, other patent rights, and the Drill-n-Ream trademark purchased by HR from the holder of the Amended and Restated Hard Rock Note (the “Drill-n-Ream Collateral”). If we do not have the funds necessary to make the future payments under the Second Amended and Restated Hard Rock Note and fail to make any payments as required thereunder, the holder of the Second Amended and Restated Hard Rock Note could conduct a foreclosure sale on the Drill-n-Ream Collateral in order to apply the proceeds thereof toward repayment of the Second Amended and Restated Hard Rock Note and all foreclosure costs, and Superior Drilling Solutions, LLC would be liable for any shortfall or receive any excess from the sales proceeds. The failure to retain the Drill-n-Ream Collateral could cause a significant loss of our investment and might have a material adverse effect on our financial condition and results of operation, as well as our ability to grow our drill string tool business.

Due to reduced commodity prices and lower operating cash flows, coupled with pending payments required on our indebtedness, we may be unable to maintain adequate liquidity and our ability to make payments in respect of our indebtedness could be adversely affected.

At December 31, 2015, we had negative working capital of approximately $0.2 million. During 2015 our principal sources of liquidity were cash flow from operations. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, and repayment of debt. Given the current environment of the oil and gas industry, we anticipate revenues will decline in 2016, however, due to the addition of our Strider tool, this new revenue will offset some of the anticipated decrease. The Strider revenue will come from the efforts of our sales team along with additional sales from the Baker Hughes agreement to provide the Strider tools to their customers.

Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and manage our debt to enhance liquidity. On March 8, 2016, the Company entered into a financing agreement with Federal National Commercial Credit (“FNCC”) in the amount $3 million. The financing agreement includes a $500,000 term loan collateralized with previously unencumbered manufacturing equipment and the remaining balance is a $2.5 million accounts receivable revolving credit facility allowing up to 85% of eligible accounts receivable.

During 2016, we plan on using the cash flows from operations to fund debt repayment. Also, we will renegotiate the Hard Rock Note, to postpone debt repayment dates and/or convert debt to common shares. To further conserve cash, we have implemented a salary for stock options program for senior management and board of directors during the 1st quarter of 2016. Based on our current expectations, our additional financing agreement with FNCC and assuming we are successful in restructuring the Hard Rock Note, we believe that our available cash will be sufficient to fund our operations, capital expenditures and debt payments.

In the event we are not successful, the Company will be looking to the public equity and debt market as a way to obtain further financing during the next 12 months, including our Founders selling their common shares. As part of this plan, on March 24, 2016, the Company filed a registration statement in preparation of looking to the public market if the need arises. With this plan in place we believe that our sources of liquidity, including cash flow from operations, existing cash, and cash equivalents and renegotiation of certain debt obligations will be sufficient to meet our projected cash requirements for at least the next 12 months.

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

We contract exclusively with Baker Hughes, a multinational organization, for our entire drill bit remanufacturing business, and most of our original equipment drill bit manufacturing business. With our Drill N Ream rental and repair business, we have three large customers that equaled 40% of our total revenue for 2015. It is likely that we will continue to derive a portion of our revenue from a relatively small number of customers in the future. If a major customer decided not to continue to use our services or significantly reduces its drilling plans, our revenue would decline and our operating results and financial condition could be harmed. In addition, we are subject to credit risk due to the concentration of our customer base. Any increase in the nonpayment of and nonperformance by our counterparties, either as a result of changes in financial and economic conditions or otherwise, could have a material effect on our business, results of operations and financial condition and could adversely affect our liquidity.

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

We must continue to develop new technologies, methodologies and products on a timely and cost-effective basis to satisfy the needs of our customers.

The drilling industry is driven primarily by cost minimization, and our strategy is aimed at reducing drilling costs through the application of new drill bit assembly and drill string tool technologies. Our continued success will depend on our ability to meet our customers’ changing needs, on a timely and cost-effective basis, by successfully enhancing our current products and processes; developing, producing and marketing new products and processes; and responding to evolving industry standards and other technological changes.

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

We operate our business from our Vernal manufacturing facilities. A natural disaster, extended utility failure or other significant event at our facility could significantly affect our ability to manufacture sufficient quantities of key products or otherwise deliver products to meet customer demand or contractual requirements which may result in a loss of revenue and other adverse business consequences. In addition, the equipment and management systems necessary for our operations are subject to wear and tear, break down and obsolescence, which could cause them to perform poorly or fail, resulting in fluctuations in manufacturing efficiencies and production costs. Significant manufacturing fluctuations may affect our ability to deliver products to our customers on a timely basis and we may suffer financial penalties and a diminution of our commercial reputation and future product orders. Additionally, some of our business may in the future be conducted under fixed price contracts. Fluctuations in our manufacturing process, or inaccurate estimates and assumptions used in pricing our contracts, even if due to factors out of our control, may result in cost overruns which we may be required to absorb. Any shut down of our manufacturing facility, reductions in our manufacturing process or efficiency, or cost overruns could adversely affect our business, financial condition and results of operations.

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

Our products are used in potentially hazardous drilling, completion and production applications in the oil and gas industry where an accident or a failure of a product can potentially have catastrophic consequences. Risks inherent to these applications, such as equipment malfunctions and failures, equipment misuse and defects, explosions, blowouts and uncontrollable flows of oil, natural gas or well fluids and natural disasters, on land or in deep water or shallow-water environments, can cause personal injury, loss of life, suspension of operations, damage to formations, damage to facilities, business interruption and damage to or destruction of property, surface water and drinking water resources, equipment and the environment. In addition, we provide certain services that could cause, contribute to or be implicated in these events. If our products or services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract or other litigation claims, which could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and gas production, and pollution and other environmental damages. Our insurance policies may not be adequate to cover all liabilities. Further, insurance may not be generally available in the future or, if available, insurance premiums may make such insurance commercially unjustifiable. Moreover, even if we are successful in defending a claim, it could be time-consuming and costly to defend.

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

We rely on our proprietary production management technology which has changed how users connect to our knowledge and other information technology (“IT”) systems to conduct our business. Despite our security and back-up measures, our IT systems are vulnerable to computer viruses, natural disasters and other disruptions or failures. The failure of our IT systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of our operations and those of our customers, inappropriate disclosure of confidential information, increased overhead costs, loss of intellectual property and damage to our reputation, which could have a material adverse effect on our business and results of operations. In addition, we may be required to incur significant costs to prevent or respond to damage caused by these disruptions or security breaches in the future.

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

In October 2013, plaintiff Del-Rio Resources, Inc. (“Del-Rio”) filed a lawsuit, on its own behalf and derivatively on behalf of Philco Exploration, LLC (“Philco”), against the following co-defendants (a) Tronco Ohio, LLC  and Tronco Energy Corporation (“Tronco”), (b) a former lender of Tronco,  ACF Property Management, Inc. (p.k.a. Fortuna Asset Management, LLC, ) (“ACF”), (c) Troy and Annette Meier personally, and several of their family trusts, (d) Meier Family Holding Company, LLC and Meier Management Company, LLC, and (e) Superior Drilling Solutions, LLC (“SDS”) and Meier Property Series, LLC (“MPS”). That suit is currently pending in the Eighth Judicial District Court, Uintah County, Utah under Cause #130800125.  Del-Rio filed an Amended Complaint in the lawsuit on April 24, 2015.

Tronco and Del-Rio are the sole owners and managers of Philco.  Del-Rio served as the exploration operator of Philco.  Part of the collateral that ACF had for its loan to Tronco loan was Philco’s mineral leases.  ACF’s loan has been fully repaid and ACF’s liens have been removed, and ACF is no longer a defendant.  Del- Rio’s Amended Complaint alleges that defendants made amendments to the Tronco loan without complying with the voting provisions of Philco’s operating agreement; that all of the Meier-related entities benefitted from the Tronco loan proceeds; and that ACF’s liens damaged Del-Rio and Philco, in an unspecified manner.  The lawsuit seeks monetary and punitive damages, disgorgement, prejudgment interest, post judgment interest, costs, and attorney fees, against all defendants, in an amount to be determined at trial.

We believe that Del-Rio’s claims are without merit, and all defendants are actively defending in this matter.  In particular, SDS’ and MPS’ only involvement was to grant guaranties and/or security interests in their respective separate personal and real property to ACF to additionally collateralize the Tronco loan before its purchase by us.  In addition, since the Meiers and their personal trusts guaranteed repayment of the Tronco loan, we believe that the basis of Del-Rio’s damages claims are nullified. Consequently, we do not believe that Del Rio’s purported claims against SDS and MPS will have any material adverse effect on our cash flow, business, or operations.  As of March 14, 2016, there have been no decisions on the merits of the claims in the lawsuit.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock trades on the NYSE MKT market under the symbol “SDPI”.  The following table sets forth the high and low sale prices of our common stock as quoted on the NYSE MKT.

	2015		2014
Fiscal quarter ended:	High	Low	High		Low
March 31,	$4.27	$2.76	N/A	*	N/A	*
June 30,	$3.82	$2.75	$6.82		$4.49
September 30,	$2.80	$1.20	$7.32		$5.70
December 31,	$1.55	$0.90	$6.04		$3.55

*The Company was not public until May 29, 2014

Approximate Number of Equity Security Holders

As of March 10, 2016 there were 27 stockholders of record and 922 beneficial owners of the Company’s common stock.

Dividends

The Company does not presently pay dividends on its common stock.  The Company intends for the foreseeable future to continue the policy of not paying dividends and retaining earnings, if any, to finance the development and growth of its business.

Securities Authorized for Issuance under Equity Compensation Plans

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	493,993	(1)	2.36	1,061,176	(2)
Equity compensation plans not approved by security holders	-		-	-
Total as of December 31, 2015	493,993			1,061,176

(1)	Consists of 86,500 shares under the 2014 Employee Stock Incentive Plan and 407,493 shares under the 2015 Employee Stock Incentive Plan.
(2)	Consists of 1,061,176 shares remaining available for future issuance under the 2015 Employee Stock Incentive Plan. The 2014 Employee Stock Incentive Plan was frozen by the Board of Directors such that no future grants of awards will be made and the 2014 Employee Stock Incentive Plan remains effective only with respect to awards outstanding as of June 15, 2015 until they expire according to their terms.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans as of December 31, 2015.

Recent Sales of Unregistered Securities

On May 29, 2014 the Company converted debt of $2,000,000 in exchange for 714,286 shares of the Company’s restricted common stock and 714,286 warrants at an exercise price of $4.00.

On May 22, 2014, the Company issued 5,641,510 shares of its restricted common stock to Meier Family Holding Company, LLC and 3,173,350 shares of its restricted common stock to Meier Management Company, LLC.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Outlook for the Company

The dramatic decline in oil prices has effected most North American exploration and production companies, which have significantly reduced their exploration and drilling activity in 2015. As a result, the number of operating drilling rigs nationally has dropped approximately 70% since the beginning of this year. Our business is highly dependent upon the vibrancy of the oil & gas drilling operations in the U.S. The reduction in activity has created a more challenging environment in which to market the Company’s drilling products.

The impact of volume and pricing on our drill bit refurbishment business is especially pronounced as our exclusive customer for that business is a leading supplier of drill bits to the oil and gas exploration and production industry globally.

Although the Company has seen demand for its oil and gas related products and services in North America impacted by these industry conditions, the Company continues to aggressively market its drilling products. Our current product line of tools includes Drill N Ream tool, V Stream Advance Stabilization System and Dedicated Reamer Stringer, and the Strider tool.

For our rental tool products, we have had pressure from customers on pricing which has continued throughout 2015. For 2016, we are hopeful that this pressure will stabilize as the price of oil stabilizes around the world, providing greater certainty for our customers to understand their operating costs and margins, as well as their capital investment plans. We believe the value of our Drill N Ream and Strider tools, as well as our low market penetration, provide opportunities for sales despite market conditions. However, if we do not have sales as planned, it may have a negative impact on our liquidity.

In late 2014, the industry experienced a significant decline in the price of oil causing an industry-wide downturn which has continued into 2015. This downturn has impacted the operational plans for oil companies and consequently has affected the drilling and support service sector. As a result, we have experienced a negative impact on rental rates and utilization of our rental tools for 2015. With the addition of our Strider tool and positive feedback from our clients that have used it, we feel the added revenue from this tool will have a positive impact on our revenue.

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

Effective March 8, 2016, the Company announced the completion of a $3 million credit facility, pursuant to a Loan and Security Agreement among us and certain of our subsidiaries, as the borrowers, and Federal National Commercial Credit, as the lender. The credit facility is comprised of a two year $2.5 million accounts receivable revolving promissory note and a $500,000 term promissory note.

The accounts receivable revolving promissory note has availability of up to 85% of eligible accounts receivable of the borrowers. This note has a variable interest rate of prime plus 1% plus a monthly service fee of 0.48% of the current outstanding balance on the note.

The term loan is for a period of 60 months with monthly principal payments of $8,333, with a balloon payment at the end of the term. This note carries an interest rate of prime plus 5% plus a monthly service fee of 0.30% of the outstanding balance.

RESULTS OF OPERATIONS

The following table represents our condensed consolidated statement of operations for the periods indicated:

	For the Years Ended December 31,
(in thousands)	2015		2014
Revenue	$12,706	100%	$20,037	100%
Operating costs and expenses	26,253	207%	18,359	92%
Income (loss) from continuing operations	(13,547)	(107)%	1,678	8%
Other expense	(1,381)	(11)%	(1,825)	(9)%
Income tax expense (benefit)	(472)	(4)%	474	2%
Net loss	$(14,456)	(114)%	$(621)	(3)%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

Revenue.  Our revenue decreased approximately $7.3 million, during the twelve months ended December 31, 2015 compared with the same period in 2014. Manufacturing and refurbishment revenue decreased by approximately $8.5 million due to an overall decrease in U.S. land drilling activity in 2015 versus 2014 and specific customer demand. The Company received rental tool and repair sales of $7.6 million and $0.2 million tool sales during 2015. During 2014 the Company received Drill N Ream royalties, rental and repair of $6.4 million and $0.2 million of tool sales.

Operating Costs and Expenses.  Total operating costs and expenses increased approximately $7.9 million during the twelve months ended December 31, 2015 compared with the same period in 2014.

•	Cost of revenue decreased approximately $0.4 million for the twelve months ended December 31, 2015 in comparison with the same period in 2014. This decrease is a partial reflection of the decrease in revenue and our cost cutting measures in 2015.

•	Selling, general and administrative expenses (“SG&A”) decreased approximately $1.1 million for the twelve months ended December 31, 2015 compared with the same period in 2014. The decrease was due primarily to layoffs and other cost saving measures due to the downturn of the oil industry.

•	Depreciation and amortization expense increased approximately $1.6 million primarily attributable to the depreciation of the Hard Rock assets for the entire year of 2015 compared to only partial year of 2014.

•	As part of the annual review of goodwill, the Company has determined to impair and write-off all of the goodwill in the amount of approximately $7,803,000 as of December 31, 2015. See Note 1 Summary of Significant Accounting Policies in our consolidated financial statements included herein for further discussion of impairment of goodwill.

Other Income (Expenses).  Other income and expense primarily consists of rent income, interest income, interest expense and loss on disposition of assets.

•	Other Income. We receive rent from two real property leases: one lease of a building on our Vernal campus and the second for the lease of the Superior Auto Body facilities by a related party. For the twelve months ended December 31, 2015, lease payments decreased by approximately $140,000 as compared with the twelve months ended December 31, 2014, due to a decrease in rental income from our Vernal property.

•	Interest Income. For the twelve months ended December 31, 2015 and 2014 interest income was approximately $294,000 and $173,000, respectively, which increase was mainly due to interest received from the Tronco loan (see Note 9 – Note Receivable - Tronco in our consolidated financial statements included herein).

•	Interest Expense. The interest expense for the twelve months ended December 31, 2015 and 2014 was approximately $1,823,000 and $2,280,000, respectively. Included in the twelve months ended December 31, 2014 is $250,000 of debt discount from a bridge loan, which was paid in full on May 29, 2014. Included in interest expense at December 31, 2015 and 2014 was HR debt discount noncash expense of approximately $567,000 and $527,000, respectively.

Factors Affecting Comparability

We believe that the following selected factors can be expected to have a significant effect on the comparability of our recent or future results of operations:

Reorganization

In connection with the closing of our initial public offering in May 2014, we completed the reorganization in which we acquired all of the limited liability company membership interests of SDS, SDF, ET, MPS, , and ML and, as a result, became the holding company under which those subsidiaries conduct operations. Each of the subsidiaries is considered to be a historical accounting predecessor for financial statement reporting purposes.

Hard Rock Acquisition

In May 2014, we purchased 100% of the limited liability company membership interests of HR (the “Hard Rock Acquisition”), Hard Rock Solutions, Inc.’s (“HRSI”) subsidiary, pursuant to a membership interest purchase agreement with HRSI. HRSI began operations in 2001 and has been marketing and renting the Drill N Ream tool since 2011. Prior to the purchase of HR, the Company received 25% royalty income from the rental sales of the tools. Subsequent to the purchase of HR, the Company began to receive 100% of the rental income. (See Note 3 in our consolidated financial statements included herein for further discussion of purchase).

Public Company Expenses

Upon consummation of our initial public offering, we became a public company. Our common stock is listed on the NYSE MKT. As a result, we must comply with laws, regulations, and requirements that we did not need to comply with as a private company, including certain provisions of the Sarbanes-Oxley Act and related SEC regulations, and we also must comply with the requirements of NYSE MKT. Compliance with the requirements of being a public company will increase our operating expenses in order to pay our employees, legal counsel, and accountants to assist us in, among other things, external reporting, instituting, and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. We estimate that incremental annual public company costs will be between $0.5 million and $1 million.

Liquidity and Capital Resources

At December 31, 2015, we had negative working capital of approximately $0.2 million. During 2015 our principal sources of liquidity were cash flow from operations. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, and repayment of debt. Given the current environment of the oil and gas industry, we anticipate revenues will decline in 2016, however, due to the addition of our Strider tool, this new revenue will offset some of the anticipated decrease. The Strider revenue will come from the efforts of our sales team along with additional sales from the Baker Hughes agreement to provide the Strider tools to their customers.

Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and manage our debt to enhance liquidity. On March 8, 2016, the Company entered into a financing agreement with Federal National Commercial Credit (“FNCC”) in the amount $3 million. The financing agreement includes a $500,000 term loan collateralized with previously unencumbered manufacturing equipment and the remaining balance is a $2.5 million accounts receivable revolving credit facility allowing up to 85% of eligible accounts receivable.

During 2016, we plan on using the cash flows from operations to fund debt repayment. Also, we will renegotiate the Hard Rock Note, to postpone debt repayment dates and/or convert debt to common shares. To further conserve cash, we have implemented a salary for stock options program for senior management and board of directors during the 1st quarter of 2016. Based on our current expectations, our additional financing agreement with FNCC and assuming we are successful in restructuring the Hard Rock Note, we believe that our available cash will be sufficient to fund our operations, capital expenditures and debt payments.

In the event we are not successful, the Company will be looking to the public equity and debt market as a way to obtain further financing during the next 12 months, including our Founders selling their common shares. As part of this plan, on March 24, 2016, the Company filed a registration statement in preparation of looking to the public market if the need arises. With this plan in place we believe that our sources of liquidity, including cash flow from operations, existing cash, and cash equivalents and renegotiation of certain debt obligations will be sufficient to meet our projected cash requirements for at least the next 12 months.

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

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2015. Our obligations to make payments in the future may vary due to certain assumptions including the duration of our obligations and anticipated actions by third parties according to the following table (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total

Debt (1)	$4,340	$5,234	$7,292	$4,591	$302	$1,234	$22,993
Capital Lease (1)	387	258	-	-	-	-	645
Operating Leases	504	159	141	130	77	-	1,011

Total	$5,231	$5,651	$7,433	$4,721	$379	$1,234	$24,649

(1)	Amounts represent the expected cash payments of principal amounts associated with our long-term debt and capital lease obligations.

The aggregate outstanding balance of our notes payable as of December 31, 2015 was approximately $19.9 million with interest rates ranging from 0% to 8.4%.

Cash Flow

Operating Cash Flows

For the year ended December 31, 2015, net cash provided by our operating activities was approximately $0.6 million. The Company had approximately $14.5 million of net loss, approximately $2.5 million decrease in accounts receivable, a decrease in accounts payable and accrued expenses of approximately $0.5 million, impairment of goodwill of approximately $7.8 million and depreciation and amortization expense of approximately $4.8 million.

Investing Cash Flows

For the year ended December 31, 2015, net cash used in our investing activities was approximately $1.2 million used for property, plant and equipment purchases.

Financing Cash Flows

For the year ended December 31, 2015, net cash used by our financing activities was approximately $3.9 million. Cash used for financing activities was for payments on long-term debt and long-term capital lease obligations.

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

Rental income — Our rental tools are priced at competitive rates and the price includes, deliver, maintenance and pick up services. While the duration of the rents vary by job and number of runs, these rents are generally less than one month. The rental agreements do not have any minimum rental payments or term. Revenue is recognized upon completion of the job. The tools are rented to entities operating in North Dakota, Wyoming, Texas, Montana, Oklahoma, Utah, New Mexico and Colorado.

Concentration of Credit Risk — Historically, substantially all of our revenue was derived from our refurbishing of PDC drill bits and our manufacturing of the Drill N Ream units. However, after the Hard Rock Acquisition, our historical HR revenues and accounts receivable percentages are now spread out among our current customers and Hard Rock’s customers. In the past, we were dependent on just a few main customers, primarily Baker Hughes, however, we believe that our purchase of HR and our development of new products has broadened our customer base, which will have a positive effect on diversifying our concentration of credit risk in the future. During 2015 Baker Hughes represented 35% of our total revenue and included in accounts receivable at December 31, 2015 was $0.9 million. During 2014 Baker Hughes was a significant customer representing 60% of our total revenue and included in accounts receivable at December 31, 2014 was $2.8 million.

Accounts Receivable; Allowance for Doubtful Accounts — Accounts receivable are generally due within 60 days of the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. As of December 31, 2015 and 2014, management determined that no allowance for doubtful accounts was deemed necessary due to our expectation that the Company will collect all amounts owed.

Segment Reporting – The Company allocates resources and evaluates its business performance as a single entity, which provides manufacturing and refurbishing services and rents its tools to a single industry, the Company reports as a single segment.

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

Buildings and leasehold improvements	2-39 years
Machinery, equipment and rental tools	18 months - 10 years
Furniture and fixtures	7 years
Transportation equipment	5 - 30 years
Computer equipment and software	3-5 years

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

As of December 31, 2015, the Company determined that several Strider tools, which had been capitalized as part of fixed assets, needed to be refurbished and updated to the latest version of the tool. Several parts needed to be replaced, which will be done during the first quarter of 2016, thus the Company recognized an impairment loss for these fixed assets of approximately $67,000 as of December 31, 2015.

During the fourth quarter of 2014, the Company determined that the estimated life of its Drill-N-Tool is eighteen months compared with the original nine months, based on recent historical experience.

Goodwill and Related Intangible Assets — Goodwill is the excess cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. To determine the amount of goodwill resulting from the HR Acquisition, we hired an outside third party to perform an assessment to determine the fair value of Hard Rock’s tangible and intangible assets and liabilities and goodwill was allocated to be $7,802,903.

For goodwill, an assessment for impairment is performed annually or whenever an event indicating impairment may have occurred. The Company completes its annual impairment test for goodwill and other indefinite-lived intangibles using an assessment date of December 31. Goodwill is reviewed for impairment by comparing the carrying value of the reporting unit’s net assets (including allocated goodwill) to the fair value of the reporting unit. The fair value of the reporting units is determined using a discounted cash flow approach. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital, drill rig counts, market share and future market conditions, among others. If the reporting unit’s carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of the reporting unit in a hypothetical purchase price allocation analysis. The Company recognizes a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value. The impairment test is a fair value test which includes assumptions such as growth and discount rates. Any impairment losses are reflected in operating income.

As part of our internal annual business outlook for our Company we performed during the fourth quarter, we considered changes in the global economic environment which affected our stock price and market capitalization. During 2015 the global oil and natural gas commodity prices, particularly crude oil, decreased significantly. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on industry drilling and capital expenditure activity, which affects the demand for products and services of our Company. As part of the first step of goodwill impairment testing, we updated our income approach assessment of the future cash flows for our Company, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable for our Company. Critical assumptions include a recovery and market expansion of the Drill N Ream and Strider tool during 2016, 2017 and beyond.

The Company’s market capitalization is also used to corroborate reporting unit valuation. From this valuation the Company has determined to fully impair goodwill totaling $7,802,903 as of December 31, 2015.

As part of the evaluation of goodwill and using the forecasting model we evaluated intangible assets and determined no impairment of intangible assets is required.

Note Receivable - Tronco — See the discussion of the Tronco note receivable in Note 9 to our consolidated financial statements included in Item 8.

Income Taxes — The Company is a C-corporation for federal and state income tax reporting purposes. Accordingly, we continue to be subject to federal and state income taxes, which may affect future operating results and cash flows. As of December 31, 2015 and 2014, we estimated a net current deferred tax asset of approximately $0 and $271,000, respectively. We also have a current tax payable of $2,000 and $1,000 as of December 31, 2015 and 2014. As of December 31, 2015 and 2014, we have a non-current deferred tax liability of approximately $0 and 745,000, respectively, which were established for differences between the book and tax basis of our assets and liabilities. The net effect of setting up these tax assets and liabilities is a tax benefit of approximately $472,000 as of December 31, 2015 and a tax expense of approximately $474,000 as of December 31, 2014.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments such as interest rate swap arrangements, hedging contracts, futures contracts or the like.

Concentration of Credit Risk — We are dependent on just a few main customers. Our refurbishing revenue of approximately $4.6 million or 37% of total revenue is from one customer and we have three rental and repair tool customers which make up approximately $5 million or 40% of total revenue. We are continuing to develop new products and tools which we believe will broaden our customer base, which will have a positive effect on diversifying our concentration of credit risk.

In the past, we were dependent on just a few main customers, primarily Baker Hughes, however, we believe that our purchase of HR and our development of new products has broadened our customer base, which will have a positive effect on diversifying our concentration of credit risk in the future. During 2015 Baker Hughes represented 37% of our total revenue and included in accounts receivable at December 31, 2015 was $0.9 million. During 2014 Baker Hughes was a significant customer representing 60% of our total revenue and included in accounts receivable at December 31, 2014 was $2.8 million.

ITEM 8.	FINANCIAL STATEMENTS

SUPERIOR DRILLING PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

Superior Drilling Products, Inc.

We have audited the accompanying consolidated balance sheets of Superior Drilling Products, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Drilling Products, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Dallas, Texas

March 18, 2016

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 and 2014

	2015	2014
ASSETS
Current assets
Cash	$1,297,002	$5,792,388
Accounts receivable	1,861,002	4,403,001
Prepaid expenses	179,450	163,934
Inventory	1,410,794	1,219,079
Deferred tax asset	-	271,298
Other current assets	-	45,000
Total current assets	4,748,248	11,894,700
Property, plant and equipment, net	14,655,502	15,963,629
Intangible assets, net	11,026,111	13,472,778
Goodwill	-	7,802,903
Note receivable	8,296,717	8,296,717
Other assets	28,321	112,606
Total assets	$38,754,899	$57,543,333
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$638,593	$893,376
Accrued expenses	809,765	1,967,091
Income tax payable	2,000	1,000
Current portion of capital lease obligation	332,185	292,979
Current portion of related party debt	555,393	492,452
Current portion of long-term debt	2,636,241	10,720,243
Total current liabilities	4,974,177	14,367,141
Other long term liability	880,032	-
Deferred tax liability	-	744,577
Capital lease obligation, less current portion	246,090	578,273
Related party debt, less current portion	271,190	1,117,820
Long-term debt, less current portion	16,208,699	10,669,311
Total liabilities	22,580,188	27,477,122
Commitments and contingencies – see Note 10
Stockholders' equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 17,459,605 and 17,291,646 shares outstanding, respectively	17,460	17,292
Additional paid-in-capital	31,379,520	30,815,609
Retained deficit	(15,222,269)	(766,690)
Total stockholders' equity	16,174,711	30,066,211
Total liabilities and stockholders' equity	$38,754,899	$57,543,333

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	2015	2014

Revenue	$12,706,372	$20,036,895

Operating cost and expenses
Cost of revenue	6,618,330	7,015,722
Selling, general, and administrative expenses	7,013,653	8,103,166
Depreciation and amortization expense	4,818,548	3,240,445
Impairment of Goodwill	7,802,903	-

Total operating costs and expenses	26,253,434	18,359,333

Operating income (loss)	(13,547,062)	1,677,562

Other income (expense)
Interest income	293,932	173,315
Interest expense	(1,822,636)	(2,279,597)
Other income	240,286	380,723
Loss on disposal of PP&E	(92,378)	(53,287)
Change in guaranteed debt	-	(45,834)
Total other expense	(1,380,796)	(1,824,680)

Loss before income taxes	(14,927,858)	(147,118)
Income tax expense (benefit)	(472,279)	474,279

Net loss	$(14,455,579)	$(621,397)

Basic earnings per common share	$(0.83)	$(0.04)

Basic Weighted Average Common Shares Outstanding	17,347,306	13,831,259

Diluted earnings Per Common Share	$(0.83)	$(0.04)

Diluted Weighted Average Common Shares Outstanding	17,347,306	13,831,259

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Additional		Stock	Total
			Paid-in	Retained	Subscription	Stockholders
	Shares	Par Value	Capital	Deficit	Receivable	Equity

Balance – January 31, 2014	1,000	$1	$256,806	$-	$(1)	$256,806

Stock issued to founders as part of reorganization	8,813,860	8,814	(8,815)	-	1	-
Sale of common stock	7,762,500	7,763	31,042,237	-	-	31,050,000
Offering costs paid out of proceeds	-	-	(3,578,865)	-	-	(3,578,865)
Tronco guarantee release	-	-	4,449,626	-	-	4,449,626
Stock and warrants issued for debt conversion	714,286	714	2,248,927	-	-	2,249,641
Non-cash contributions	-	-	639,401	-	-	639,401
Payable to founders	-	-	(2,000,000)	-	-	(2,000,000)
Distributions paid to founders prior to reorganization	-	-	(1,976,283)	-	-	(1,976,283)
Real estate and related debt not included in reorganization	-	-	(447,208)	-	-	(447,208)
Earnings prior to reorganization	-	-	145,293	-	-	145,293
Share based compensation	-	-	44,490	-	-	44,490
Net loss after reorganization	-	-	-	(766,690)	-	(766,690)

Balance - December 31, 2014	17,291,646	$17,292	$30,815,609	$(766,690)	$-	$30,066,211

Share based compensation	167,959	168	563,911	-	-	$564,079

Net loss	-	-	-	(14,455,579)	-	$(14,455,579)

Balance - December 31, 2015	17,459,605	$17,460	$31,379,520	$(15,222,269)	$-	$16,174,711

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
Cash Flows From Operating Activities
Net loss	$(14,455,579)	$(621,397)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	4,818,548	3,240,445
Amortization of debt discount	567,187	767,975
Deferred tax benefit	(473,279)	473,279
Share based compensation expense	564,079	44,490
Impairment of Goodwill	7,802,903	-
Change in guaranteed debt	-	45,837
Loss on disposition of assets	92,378	53,287
Non-cash items	(224,587)	-
Changes in operating assets and liabilities:
Accounts receivable	2,541,999	(1,424,335)
Inventory	(191,715)	(483,651)
Prepaid expenses and other current assets	29,484	43,634
Other assets	84,285	90,481
Accounts payable and accrued expenses	(531,077)	2,137,939

Net Cash Provided by Operating Activities	624,626	4,367,984
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(1,284,782)	(3,730,882)
Proceeds from sale of fixed assets	62,000	1,648,075
Note receivable to Tronco	-	(8,296,717)
Purchase of Hard Rock assets	-	(12,500,000)
Net Cash Used in Investing Activities	(1,222,782)	(22,879,524)

Cash Flows From Financing Activities
Principal payments on debt	(3,159,100)	(3,527,830)
Principal payments on capital lease obligations	(492,452)	(258,234)
Principal payments on related party debt	(292,977)	-
Proceeds received from borrowings on debt	47,299	2,000,000
Proceeds received from issuance of common stock	-	31,050,000
Initial Public Offering costs	-	(3,578,865)
Capital distributions	-	(1,392,399)
Net Cash Provided (Used) in Financing Activities	(3,897,230)	24,292,672

Net Increase (decrease) in Cash	(4,495,386)	5,781,132
Cash at Beginning of Period	5,792,388	11,256
Cash at End of Period	$1,297,002	$5,792,388
Supplemental information:
Cash paid for Interest	$1,159,969	$1,837,407
Stock issued to founders upon reorganization (see Note 2)	$-	$8,814
Conversion of bridge loan for stock and warrants (see Note 2)	$-	$2,249,641
Non-cash contributions of inventory by Meiers (see Note 11)	$-	$639,401
Non-cash $2 million payable by Meiers upon reorganization (see Note 2)	$-	$2,000,000
Real estate and related debt not included in reorganization (see Note 2)	$-	$447,208
Relief of Tronco guarantee upon IPO (see Note 9)	$-	$4,449,626

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Basis of Presentation

The accompanying consolidated financial statements of the Company include the accounts of the Company, and of its wholly-owned subsidiaries (a) Superior Drilling Solutions, LLC (previously known as Superior Drilling Products, LLC), a Utah limited liability company (“SDS”), together with its wholly owned subsidiary, Superior Drilling Products of California, LLC, a California limited liability company (“SDPC”), (b) Superior Design and Fabrication, LLC, a Utah limited liability company (“SDF”), (c) Extreme Technologies, LLC, a Utah limited liability company (“ET”), (d) Meier Properties Series, LLC, a Utah limited liability company (“MPS”), (e) Meier Leasing, LLC, a Utah limited liability company (“ML”), and (f) Hard Rock Solutions, LLC, a Utah limited liability company (“HR”). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and all significant intercompany accounts have been eliminated in consolidation.

The primary business of the Company is to manufacture, refurbish and rent tools to the oil and natural gas industry. As a result, the Company’s financial results are reported as a single segment.

As a company with less than $1.0 billion in revenue during its last fiscal year, we qualify as an emerging growth company as defined in the recently enacted Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of exemptions from various reporting requirements applicable to other public companies that are not an “emerging growth company.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. The more significant estimates affecting amounts reported in our consolidated financial statements include, but are not limited to: determining the allowance for doubtful accounts, recoverability of long-lived assets, useful lives used in calculating depreciation and amortization, valuation of inventory, Note receivable - Tronco and accounting for the Hard Rock Acquisition as defined in Note 3.

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

Manufacturing — Revenue from manufactured products are sold at prevailing market rates. We recognize revenue for these products upon customer pick up, which is when title passes, when collectability is reasonably assured and when there are no further significant obligations for future performance. Typically this is at the time of customer acceptance. Shipping and handling costs related to product sales are recorded as a component of both the sales price and cost of the product sold.

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

Customer Concentration Risk — In the past, we were dependent on just a few main customers, primarily Baker Hughes, however, we believe that our purchase of HR and our development of new products has broadened our customer base, which will have a positive effect on diversifying our concentration of credit risk in the future. During 2015 Baker Hughes represented 37% of our revenue and included in accounts receivable at December 31, 2015 was $0.9 million. During 2014 Baker Hughes was a significant customer representing 60% of our revenue and included in accounts receivable at December 31, 2014 was $2.8 million.

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit. We maintain cash deposits with financial institutions that may exceed federally insured limits at times. We have chosen credible institutions and believe our risk of loss is negligible.

Accounts Receivable; Allowance for Doubtful Accounts

Accounts receivable are generally due within 60 days of the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. As of December 31, 2015 and 2014, management determined that no allowance for doubtful accounts was deemed necessary due to our expectation that the Company will collect all amounts owed.

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

The Company has determined to discontinue OrBit as part of its business. The Company has measured the remaining assets associated with OrBit at fair value based on management’s best estimate of market participants. The total fair value measurement of the OrBit assets at December 31, 2015 is $210,745, which created an impairment of $124,872.

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

As of December 31, 2015, the Company determined that several Strider tools, which had been capitalized as part of fixed assets, needed to be refurbished and updated to the latest version of the tool. Several parts needed to be replaced, which will be done during the first quarter of 2016, thus the Company recognized an impairment loss for these fixed assets of approximately $67,000 as of December 31, 2015.

Goodwill and Related Intangible Assets

Goodwill is the excess cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. We did not recognize any goodwill as the result of the Reorganization. To determine the amount of goodwill resulting from the Hard Rock Acquisition, we hired an outside third party to perform an assessment to determine the fair value of Hard Rock’s tangible and intangible assets and liabilities and goodwill was allocated to be $7,802,903.

For goodwill, an assessment for impairment is performed annually or whenever an event indicating impairment may have occurred. The Company completes its annual impairment test for goodwill and other indefinite-lived intangibles using an assessment date of December 31. Goodwill is reviewed for impairment by comparing the carrying value of the reporting unit’s net assets (including allocated goodwill) to the fair value of the reporting unit. The fair value of the reporting units is determined using a discounted cash flow approach. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital, drill rig counts, market share and future market conditions, among others. If the reporting unit’s carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of the reporting unit in a hypothetical purchase price allocation analysis. The Company recognizes a goodwill impairment charge for the amount by which the carrying value of goodwill exceeds its fair value. The impairment test is a fair value test which includes assumptions such as growth and discount rates. Any impairment losses are reflected in operating income.

As part of our internal annual business outlook for our Company we performed during the fourth quarter, we considered changes in the global economic environment which affected our stock price and market capitalization. During 2015 the global oil and natural gas commodity prices, particularly crude oil, decreased significantly. This decrease in commodity prices has had, and is expected to continue to have a negative impact on industry drilling and capital expenditure activity, which affects the demand for products and services of our Company. As part of the first step of goodwill impairment testing, we updated our income approach assessment of the future cash flows for our Company, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable for our Company. Critical assumptions include a recovery and market expansion of the Drill N Ream tool during 2016 and beyond.

The Company’s market capitalization is also used to corroborate reporting unit valuation. From this valuation the Company has determined to fully impair goodwill totaling approximately $7,803,000 as of December 31, 2015.

Intangible assets with definite lives comprised of developed technology, customer contracts and relationships, and trade names and trademarks are amortized on a straight-line basis over the life of the intangible asset, generally three to seventeen years. These assets were tested for impairment as of yearend and it was determined that no impairment was needed as of December 31, 2015.

Research and Development

We expense research and development costs as they are incurred. For the years ended December 31, 2015 and 2014, these expenses were $1.2 million and $0.6 million, respectively.

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted gain per share is calculated to give effect to potentially issuable common shares, which include stock warrants. As of December 31, 2015, the Company had warrants exercisable for 714,286 shares of common stock at $4.00 per share. These warrants have a 4 year term expiring in February 2018. These warrants were anti-dilutive for year ended December 31, 2015.

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

Share-Based Compensation

The Company follows ASC 718, Compensation- Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards, including restricted stock units and options, based on estimated grant date fair values. Restricted stock units are valued using the market price of our common shares on the date of grant. The fair value of the vested stock options are calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee. The Company records compensation expense, net of estimated forfeitures, over the requisite service period.

Recently Enacted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers ("ASU 2015-14"), which deferred the effective date of ASU 2014-09 for all entities by one year and is effective for the Company's fiscal year beginning January 1, 2018. ASU 2015-14 permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor has the effect of the standard on ongoing financial reporting been determined.

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

The Company has decided to early adopt FASB issued ASU 2015-17 on disclosures for investments that are measured by using net asset value per share, which is part of its Simplification Initiative. The amendment eliminate the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. Rather, deferred taxes will be presented as noncurrent under the new standard.

Liquidity and Capital Resources

At December 31, 2015, we had negative working capital of approximately $0.2 million. During 2015 our principal sources of liquidity were cash flow from operations. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, and repayment of debt. Given the current environment of the oil and gas industry, we anticipate revenues will decline in 2016, however, due to the addition of our Strider tool, this new revenue will offset some of the anticipated decrease. The Strider revenue will come from the efforts of our sales team along with additional sales from the Baker Hughes agreement to provide the Strider tools to their customers.

Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and manage our debt to enhance liquidity. On March 8, 2016, the Company entered into a financing agreement with Federal National Commercial Credit (“FNCC”) in the amount $3 million. The financing agreement includes a $500,000 term loan collateralized with previously unencumbered manufacturing equipment and the remaining balance is a $2.5 million accounts receivable revolving credit facility allowing up to 85% of eligible accounts receivable.

During 2016, we plan on using the cash flows from operations to fund debt repayment. Also, we will renegotiate the Hard Rock Note, to postpone debt repayment dates and/or convert debt to common shares. To further conserve cash, we have implemented a salary for stock options program for senior management and board of directors during the 1st quarter of 2016. Based on our current expectations, our additional financing agreement with FNCC and assuming we are successful in restructuring the Hard Rock Note, we believe that our available cash will be sufficient to fund our operations, capital expenditures and debt payments.

In the event we are not successful, the Company will be looking to the public equity and debt market as a way to obtain further financing during the next 12 months, including our Founders selling their common shares. As part of this plan, on March 24, 2016, the Company filed a registration statement in preparation of looking to the public market if the need arises. With this plan in place we believe that our sources of liquidity, including cash flow from operations, existing cash, and cash equivalents and renegotiation of certain debt obligations will be sufficient to meet our projected cash requirements for at least the next 12 months.

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

Upon closing of the Offering, the Company issued notes to the Founders trusts, in the amounts of approximately $1.3 million and $0.7 million, respectively, as additional consideration for the Reorganization. The obligations were initially required to be paid by the Company on or before January 2, 2015. On December 22, 2015, the Board of Directors and the Founders agreed to extend the maturity date to January 2, 2017, with an interest rate of 7.5% dating back to May 22, 2014. The Company has made payments on these notes in the aggregate of approximately $0.9 million and $0.5 million for 2015 and 2014, respectively. This balance was further reduced as a non- cash payment of the Tronco interest due on December 31, 2015 and 2014 in the amount of approximately $291,000 and $165,000, respectively.

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

The Hard Rock Acquisition has been treated as a business combination since the Company acquired substantially all of the operating assets of HR. The majority of the purchase price was assigned to intangible assets, which consist of developed technology, customer contracts and relationships, trade names and trademarks and goodwill. The intangible assets will be amortized over the following lives:

Intangible Assets	Life
Developed technology	7 Years
Customer contracts and relationships	5 Years
Trade names and trademarks	9 Years

Consideration consisted of $12.5 million paid at closing of the Offering and a $12.5 million seller’s note (the “Hard Rock Note”) (see further discussion in Note 7 – Long term Debt, Hard Rock Note). The fair value of the Hard Rock Note was determined to be $11,144,000 which is less than the face value due to a below-market interest rate based on the JP Morgan Chase Bank, N.A. annual prime rate, or 3.25% per annum as of December 31, 2014. Fair value was estimated based on the present value of future cash flows at a market-assumed rate. The fair value of the assets acquired and the Hard Rock Notes are as follows:

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

Acquisition Related Costs

Acquisition-related transaction costs consisted of various advisory, legal, accounting, valuation and professionals or consulting fees totaling approximately $0.6 million, for the year ending December 31, 2014 and $0 for 2015. These cost were expensed as incurred and included in general administrative expense on our consolidated statement of operations.

NOTE 4. INVENTORY

Inventory is comprised of the following:

	December 31, 2015	December 31, 2014
Raw material	$968,254	$990,709
Work in progress	117,661	155,904
Finished goods	324,879	72,466
	$1,410,794	$1,219,079

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	December 31, 2015	December 31, 2014
Land	$2,268,039	$2,268,039
Buildings	4,847,778	4,847,778
Buildings – Superior Auto Body	2,213,729	2,213,729
Leasehold improvements	717,232	710,232
Machinery and equipment	7,200,530	6,338,521
Machinery under capital lease	2,322,340	2,322,340
Furniture and fixtures	507,554	466,213
Transportation assets	1,317,397	1,343,349
	21,394,599	20,510,201
Accumulated depreciation	(6,739,097)	(4,546,572)
	$14,655,502	$15,963,629

Depreciation expense related to property, plant and equipment for the year ended December 31, 2015 and 2014 was $2,371,881 and $1,804,223, respectively.

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

NOTE 6. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	December 31, 2015	December 31, 2014
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(3,873,889)	(1,427,222)
	$11,026,111	$13,472,778

Amortization expense related to intangible assets for the year ended December 31, 2015 and 2014 was $2,446,667 and $1,427,222, respectively.

These intangible assets will be amortized over their expected useful lives using the straight-line method, which is a weighted-average amortization period of 6.3 years. As of December 31, 2015, the Company will recognize the following amortization expense for the respective periods ending December 31 noted below:

2016	$2,446,667
2017	2,446,667
2018	2,446,667
2019	2,446,667
2020	1,239,443
Thereafter	-
Total	$11,026,111

NOTE 7. LONG-TERM DEBT

Long-term debt is comprised of the following:

	December 31, 2015	December 31, 2014
Real estate loans	$7,590,042	$7,912,354
Hard Rock Note (net of $261,493 and $828,667 discount, respectively)	9,738,521	11,671,333
Related party loan	826,583	1,610,273
Machinery loans	857,947	1,019,100
Transportation loans	658,430	786,767
	19,671,523	22,999,827
Current portion of long-term debt	(3,191,634)	(10,720,243)
	$16,479,889	$12,279,584

Real Estate Loans

Manufacturing Facility

Our manufacturing facility was financed by a commercial bank loan dated August 23, 2010, collateralized by a deed of trust on the commercial real property and the personal guarantee of two of our ultimate beneficial owners, with a face value of $4.9 million, requiring monthly payments of approximately $33,900, including principal and interest at 5.25%. During 2015 the Company refinanced these two loans and combined them into one loan requiring monthly payments of approximately $39,000, including principal and interest at 5.25%. A lump sum principal payment of approximately $4.2 million is due at the maturity date of this loan on August 15, 2018.

Superior Auto Body Loans

Beginning on July 30, 2008, we were co-borrowers with Superior Auto Body, for development of an auto body shop located in Riverton, Utah. The auto body shop is titled in MPS and rented to Superior Auto Body under a lease agreement. See further discussion in Note 11 — Related Party Transactions.

We remain as co-borrowers on a note agreement of $1.7 million date March 19, 2012 with a maturity date of March 19, 2017. Interest accrues at 5.50%. The note requires monthly payments of $10,565 and a lump sum payment at maturity for the remaining principal balance. The note agreement is guaranteed by MPS and our owners. On May 25, 2012, we became co-borrowers on Small Business Administration guaranteed debentures totaling $1.2 million. The debentures accrue interest at 2.42% and require monthly payments of $6,100 until maturity on July 1, 2032. The debentures are guaranteed by SDP, Superior Auto Body and our Founders.

Hard Rock Note

On May 29, 2014, the Company purchased all of the interests of Hard Rock. Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”). The Hard Rock Note and subsequent amendments are secured by all of the patents, patents pending, other patent rights, and trademarks transferred to Hard Rock by HR in the closing of the Hard Rock Acquisition. At issuance, the fair value of the Note was determined to be $11,144,000, which is less than the face value due to a below-market interest rate. The resulting discount will be amortized to interest expense using the effective interest method, totaling approximately $567,000 and $527,000 during 2015 and 2014, respectively.

On April 22, 2015, the Hard Rock Note was restated and amended (the “Amended and Restated Hard Rock Note”). The Amended and Restated Hard Rock Note accrued interest from April 20, 2015 until May 29, 2015 at an adjustable rate per annum equal to the JP Morgan Chase Bank, N.A. annual prime rate as it had originally. From May 29, 2015 until amendment on September 28, 2015, the Amended and Restated Hard Rock Note accrued interest at a fixed rate equal to 5.25% per annum. Under the terms of the Amended and Restated Hard Rock Note, the Company made one installment payment of $2.5 million plus accrued interest on May 29, 2015.

On September 28, 2015, the Amended and Restated Hard Rock Note was restated and amended (the “Second Amended and Restated Hard Rock Note”). The Second Amended and Restated Hard Rock Note accrues interest from July 1, 2015 until July 15, 2019 at a fixed interest rate equal to 5.75% per annum. Under the terms of the Second Amended and Restated Hard Rock Note, the Company is required to make the following payments (plus accrued interest): $500,000 on January 15, 2016, $1,500,000 on July 15, 2016, $500,000 on each of January 15, March 15, May 15 and July 15, 2017, $500,000 on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 on each of January 15, March 15, May 15 and July 15, 2019. The Second Amended and Restated Hard Rock Note matures and is fully payable on July 15, 2019.

EB-5 Bakersfield Facility and Business Loans

In 2012, we received funding for expansion of our business into California under the EB-5 program of the United States Citizenship and Immigration Services. During 2014 all of these loans were paid in full. On August 1, 2014, the Company paid off two notes in association with its Bakersfield, California location under the EB-5 program to the United States Employment Development Lending Center. The total amount paid was $1.3 million.

Related Party Loans

Upon closing of the Offering, the Company issued notes to the Founders, in the amounts of $1,280,000 and $720,000, respectively, as additional consideration for the Reorganization. The obligations were initially required to be paid by the Company on or before January 2, 2015. On December 22, 2014, the Board of Directors and the Founders agreed to extend the maturity date to January 2, 2017, with an interest rate of 7.5% dating back to May 22, 2014. The Company has made payments on these notes in the aggregate of $891,238 and $479,295, which includes principal payment of approximately $784,000 and $389,000 in aggregate, as of December 31, 2015 and 2014, respectively. This balance was further reduced from a non- cash payment on the Tronco interest due on December 31, 2015 and 2014 in the amount of approximately $291,000 and $165,000, respectively (See Note 9).

Machinery Loans

During February 2013, MPS obtained a commercial loan collateralized by specific machinery with a face value of $592,000, requiring monthly payments of approximately $8,600, including principal and interest at 6% beginning March 1, 2013 and continuing through maturity on February 1, 2020. This loan contains a minimum debt service ratio and fixed charge covenants. The Company was in compliance with these covenants as of December 31, 2015.

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

Transportation Loans

Vehicles

Our loans for Company vehicles and other transportation are with various financing parties we have engaged with in connection with the acquisition of the vehicles. During the year ended December 31, 2015, the Company obtained a loan on one new vehicle in the amount of $47,298. During the year ended December 31, 2014, the Company obtained loans on six new vehicles in the amount of $286,248. As of December 31, 2015, the loans bear interest ranging from 0%-8.39% with maturity dates ranging from January 2017 through October 2019, and are collateralized by the vehicles. Our cumulative monthly payment under these loans as of December 31, 2015 was approximately $11,500, including principal and interest.

Airplane Loan

Our loan for the Company airplane bears interest at 7.35%, requires monthly payments of principal and interest of approximately $3,500, matures in May of 2026 and is collateralized by the airplane.

Future annual maturities of all long-term debt are as follows:

Year
2016	$3,191,634
2017	4,427,694
2018	6,732,306
2019	4,347,728
2020	246,833
Thereafter	986,821
Total long-term debt	$19,933,016

NOTE 8. LEASES

Capital Leases

In July 2012, we entered into a lease for machinery which required an initial payment of $928,776, followed by 3 monthly payments of $15,000, and 58 monthly payments of approximately $32,000. The terms of the lease included an imputed interest rate of 12.52%. The lease term expires August 1, 2017, at which time we may either purchase the machinery for the greater of its then-agreed fair value or 15% of its original cost, renew the lease for an additional 12 months or return the machine. Payments under the lease are personally guaranteed by the Meiers. The lease has been capitalized and, accordingly, the machinery and related obligation under the lease have been included in the accompanying balance sheet as of December 31, 2015. Accumulated amortization on machinery under the capitalized lease totaled $1,209,864 and $977,630 as of December 31, 2015 and 2014, respectively. Amortization expense for this machine is included in depreciation and amortization expense on the combined statement of operations.

Future minimum lease payments required under the capitalized leases in effect at December 31, 2015 are as follows:

Year
2016	$332,185
2017	246,090
-
Total	578,275
Current portion of capital lease obligation	(332,185)
Long-term portion of capital lease obligations	$246,090

Included in these payments is $0.07 million of imputed interest expense.

Operating Leases

We also lease certain property and equipment under non-cancellable agreements which have been accounted for as operating leases. Future minimum lease payments required under operating leases in effect at December 31, 2015 are as follows:

Year
2016	$504,341
2017	159,251
2018	140,977
2019	130,086
2020	76,512
Thereafter	-
Operating leases	$1,011,167

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

As the result of our purchase of the Tronco loan, we have the direct legal right to enforce the collateral and guaranty agreements entered into in connection with the Tronco loan and to collect Tronco’s collateral sales proceeds, in order to recover the loan purchase amount. The Tronco loan continues to be secured by the first position liens on all of Tronco assets, as well as by the guarantees of Troy and Annette Meiers (the “Meier Guaranties”), which are directly payable to and legally enforceable by us. In addition, the Meiers have provided us with stock pledges in which they pledge all of their shares of our common stock held by their family entities (the ‘‘Meier Stock Pledge’’), as collateral for the Meiers’ guaranties until full repayment of Tronco loan. The certificates representing the 8,814,860 pledged shares are being held in third-party escrow until full repayment of the Tronco loan. The pledged shares became tradable in the public market 180 days after the closing of the Offering, subject to insider timing requirements and volume limitations under Rule 144 of the Securities Act, and required periodic black-out periods. At a $1.73 per share price at closing of the NYSE MKT on March 4, 2016, the pledged shares would currently have a market value of over $14 million, significantly more than the amount necessary to repay the Tronco loan, even if no Tronco assets were sold.

Based on the combined collateral value of the Tronco assets and of the Meier Stock Pledge, we have determined that there is no risk of loss to us in connection with Tronco loan. Accordingly, we have eliminated the guarantee liability totaling $4.4 million as a non-cash charge to additional paid in capital and recorded the entire net realizable value of the Tronco loan totaling $8,296,717 as an asset in the balance sheet for the period ended December 31, 2015.

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

During July 2014, the Board of Directors agreed to restructure the Tronco loan effective May 29, 2014. As part of this restructuring the interest rate was decreased to the prime rate of JPMorgan Chase Bank plus 0.25%, which was 3.5% as of December 31, 2014. The payment requirements and schedule were also changed with the restructuring. Only interest is due on December 31, 2014 and, a balloon payment of all unpaid interest and principal is due in full at maturity on December 31, 2015. As of November 10, 2015, the Board of Directors agreed to extend the terms of the Tronco loan to interest only payments due on December 31, 2015 and 2016, with a balloon payment of all unpaid interest and principal due in full maturity on December 31, 2017. The Meiers paid the accrued interest of $291,238 by offsetting their Founders notes which was due on December 31, 2015.

NOTE 10. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. We are not currently involved in any litigation which management believes could have a material effect on our financial position or results of operations, except as follows:

In October 2013, plaintiff Del-Rio Resources, Inc. (“Del-Rio”) filed a lawsuit, on its own behalf and derivatively on behalf of Philco Exploration, LLC (“Philco”), against the following co-defendants (a) Tronco Ohio, LLC  and Tronco Energy Corporation (“Tronco”), (b) a former lender of Tronco,  ACF Property Management, Inc. (p.k.a. Fortuna Asset Management, LLC, ) (“ACF”), (c) Troy and Annette Meier personally, and several of their family trusts, (d) Meier Family Holding Company, LLC and Meier Management Company, LLC, and (e) Superior Drilling Solutions, LLC (“SDS”) and Meier Property Series, LLC (“MPS”). That suit is currently pending in the Eighth Judicial District Court, Uintah County, Utah under Cause #130800125.  Del-Rio filed an Amended Complaint in the lawsuit on April 24, 2015.

Tronco and Del-Rio are the sole owners and managers of Philco.  Del-Rio served as the exploration operator of Philco.  Part of the collateral that ACF had for its loan to Tronco loan was Philco’s mineral leases.  ACF’s loan has been fully repaid and ACF’s liens have been removed, and ACF is no longer a defendant.  Del- Rio’s Amended Complaint alleges that defendants made amendments to the Tronco loan without complying with the voting provisions of Philco’s operating agreement; that all of the Meier-related entities benefitted from the Tronco loan proceeds; and that ACF’s liens damaged Del-Rio and Philco, in an unspecified manner.  The lawsuit seeks monetary and punitive damages, disgorgement, prejudgment interest, post judgment interest, costs, and attorney fees, against all defendants, in an amount to be determined at trial.

We believe that Del-Rio’s claims are without merit, and all defendants are actively defending in this matter.  In particular, SDS’ and MPS’ only involvement was to grant guaranties and/or security interests in their respective separate personal and real property to ACF to additionally collateralize the Tronco loan before its purchase by us.  In addition, since the Meiers and their personal trusts guaranteed repayment of the Tronco loan, we believe that the basis of Del-Rio’s damages claims are nullified. Consequently, we do not believe that Del Rio’s purported claims against SDS and MPS will have any material adverse effect on our cash flow, business, or operations.  There have been no decisions on the merits of the claims in the lawsuit.

NOTE 11. RELATED PARTY TRANSACTIONS

Superior Auto Body

On January 1, 2016, the Company completed the divestiture of our interest in Superior Auto Body and Paint (“SAB”), by selling the remaining ownership interests in the business operations to a third party. The Company hired an independent third party evaluation firm to determine the value of the operations of SAB. The Firm determined the value was $101,400 for the portion owned by the Company. The Company received a $50,700 payment and a 9 month note for $50,700.

The Company will continue to lease certain of its facilities to Superior Auto Body (“SAB”). We recorded rental income from the related party in the amounts of $199,902 and $144,943, for the year ended December 31, 2015 and 2014, respectively.

NOTE 12. INCOME TAXES

Prior to the Reorganization (see Note 2), the Company was a limited liability company and not subject to federal income tax or state income tax (in most states). Accordingly, no provision for federal or state income taxes was recorded prior to the Reorganization because the Company’s equity holders were responsible for income tax on the Company’s profits. In connection with the closing of the Offering, the Company merged into a corporation and became subject to federal and state income taxes. The Company’s book and tax basis in assets and liabilities differed at the time of the Reorganization due primarily to different cost depreciation methods utilized for book and tax purposes for the Company’s fixed assets. For the year ended December 31, 2015, the Company recorded a net deferred tax benefit of approximately $472,000 to recognize a deferred tax asset related to the Company’s book and tax basis differences. For the year ended December 31, 2014, the Company recorded a net deferred benefit tax expense of approximately $474,000 to recognize a deferred tax liability related to the Company’s book and tax basis differences.

Components of the provision for income taxes are as follows:

Current income taxes:	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Federal	$-	$-
State	1,000	1,000
Current provision for income taxes	1,000	1,000
Deferred provision (benefit) for income taxes:
Federal	(413,148)	413,341
State	(60,131)	59,938
Deferred provision (benefit) for income taxes	(473,279)	473,279
Provision for income taxes	$(472,279)	$474,279

The current and non-current deferred tax assets and liabilities consist of the following:

Deferred tax asset:	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Current:
Accrued expenses	$-	$332,120
Prepaid expense	-	(60,821)
Total current deferred tax assets	-	271,299

Non-current:
263A adjustment	26,178	-
Accrued expenses	326,589	-
Prepaid expense	(66,596)	-
Stock compensation	55,817	-
Amortization of intangibles	3,444,048	201,953
Net operating loss	2,088,208	94,007
Others	35,488	10,750
Total non-current deferred tax assets	5,909,732	306,710
Total deferred tax assets	5,909,732	578,009

Deferred tax liabilities:
Non-current:
Depreciation on fixed assets	(1,624,453)	(1,051,288)
Total deferred tax liabilities	(1,624,453)	(1,051,288)

Net deferred tax assets/liabilities	4,285,280	(473,279)
Less: Valuation Allowance	(4,285,280)	-
Total deferred tax liabilities	$-	$(473,279)

Reconciliation of the tax rate to the U.S. federal statutory tax rate which relate to the year ended December 31, 2015 and 2014 is as follows:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Tax at federal statutory rate	$(5,075,472)	$(79,973)
State income taxes	660	629
Permanent differences	273,190	236,972
Change in valuation allowance	4,285,280	-
Other - State rate effect	(464,450)	-
Income tax prior to IPO not taxable to the Company	-	(415,772)
Change in status	508,385	732,423
Other	127	-
Provision for income taxes	$(472,279)	$474,279

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

Restricted Stock Units - As of December 31, 2015, there were 131,250 shares outstanding with respect to awards granted under the Company’s 2014 Incentive Plan. The Board of Directors has frozen the 2014 Incentive Plan, such that no future grants of awards will be made and the 2014 Incentive Plan shall only remain in effect with respect to awards under that plan outstanding as of June 15, 2015 until they expire according to their terms.

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

On December 23, 2015, the Board of Directors granted 7,000 restricted stock units from the Company’s 2015 Incentive Plan to an employee based on the closing price of the Company’s common stock on the date of the grant. These restricted stock units vested 33% on the grant date, 33% on the first anniversary of the grant date and 34% on second anniversary of the grant date.

Compensation expense recognized for grants vesting under the 2014 Incentive Plan was approximately $210,000 and $45,000 for the years end 2015 and 2014, respectively. Compensation expense recognized for grants of restricted stock vesting under the 2015 Incentive Plan was approximately $334,000 for the year ending December 31, 2015. The Company recognized compensation expense and recorded it as share-based compensation in the consolidated statement of operations.

Total unrecognized compensation expense related to unvested restricted stock units expected to be recognized over the remaining weighted vesting period of 1.4 years equaled approximately $858,000 at December 31, 2015. These shares vest over a three-year time period.

The following table summarizes RSU activity for the years ended December 31, 2015 and 2014:

	2015		2014
	Number of Restricted Stock Units	Weighted - Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted - Average Grant Date Fair Value
Unvested RSU's at beginning of period	131,250	$4.81	-	$-
Granted	444,202	1.84	131,250	4.81
Forfeited	-	-	-	-
Vested	(167,959)	2.61	-	-
Unvested RSU's at end of period	407,493	$2.48	131,250	$4.81

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

Compensation expense recognized for option grants vesting under the 2015 Incentive Plan was approximately $20,000 for the year ending December 31, 2015. The Company recognized compensation expense and recorded it as share-based compensation in the consolidated condensed statement of operations.

The following table summarizes stock options outstanding and changes during the years ended December 31, 2015 and 2014:

	2015		2014
	Number of Stock Options	Weighted - Average Exercise Price	Number of Stock Options	Weighted - Average Exercise Price
Stock options outstanding at beginning of period	-	$-	-	$-
Granted	87,500	1.85	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled or forfeited	(1,000)	1.85	-	-
Stock options outstanding at end of period	86,500	$1.85	-	$-
Stock options exercised at end of period	-	$-	-	$-

The fair value of stock options granted to employees and directors was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

	Years Ended December 31
	2015	2014
Expected volatility	49%	N/A
Discount rate	1.09%	N/A
Expected life (years)	3	N/A
Dividend yield	N/A	N/A

Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Expected price volatility is based on the historical volatility of our common stock. Changes in the subjective input assumptions can materially affect the fair value estimate. The expected term of the options granted is derived from the output of the option pricing model and represents the period of time that the options granted are expected to be outstanding. The discount rate for the periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

During 2015 the Company granted stock and options of 531,702 from our 2015 Employee Stock Incentive Plan and during 2014 the Company granted stock of 131,250 shares from our 2014 Incentive Plan, leaving 1,061,176 shares available for future grants from the 2015 Employee Stock Incentive Plan. The awards granted vest equally over three years. Awards are valued using the closing share price of the Company’s common stock on the date of grant.

NOTE 14. ORBIT

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

The Company has determined to discontinue this part of our business. The Company has measured the remaining assets associated with OrBit at fair value based on management’s best estimate of market participants, resulting in an impairment of $124,872. The total fair value measurement of the OrBit assets at December 31, 2015 is $210,745.

NOTE 15. SUBSEQUENT EVENTS

Strider Agreement - On January 28, 2016, the Company reached an agreement to supply the Strider Drill String Oscillation System ("Strider") and related services to Baker Hughes, a leading global supplier of oilfield services, products, technology and systems.

New Credit Agreement - Effective March 8, 2016, the Company announced the completion of a $3 million credit facility, pursuant to a Loan and Security Agreement among us and certain of our subsidiaries, as the borrowers, and Federal National Commercial Credit, as the lender. The credit facility is comprised of a two year $2.5 million accounts receivable revolving promissory note and a $500,000 term promissory note.

The accounts receivable revolving promissory note has availability of up to 85% of eligible accounts receivable of the borrowers. This note has a variable interest rate of prime plus 1% plus a monthly service fee of 0.48% of the current outstanding balance on the note.

The term loan is for a period of 60 months with monthly payment of $8,333, which includes principal and interest, with a balloon payment at the end of the term. This note carries an interest rate of prime plus 5% plus a monthly service fee of 0.30% of the outstanding balance.

The credit agreement also includes the following debt covenants: (a) Fixed Charge Coverage Ratio of not less than 0.10 tested monthly from June 30 through August 31, 2016, then 0.35 for September 30 and October 31, 2016, and then 1.00 for November 30, 2016 and each month thereafter; (b) Debt-to-Tangible Net Worth of not greater than 4.35 tested monthly from April 30 through August 31, 2016 and then 4.25 for September 30, 2016 and each month thereafter; (c) Liquid Ratio of at least 0.325 tested monthly from April 30 through September 30, 2016 and then 0.40 for October 30, 2016 and each month thereafter.

Salary for Stock Options Program - Effective upon the approval of the Compensation Committee of the Board of Directors (the “Committee”) of the Company on March 4, 2016, the Company adopted a salary for stock options program, whereby certain employees, including Troy Meier, the Company’s Chief Executive Officer, Annette Meier, the Company’s Chief Operating Officer, and Chris Cashion, the Company’s Chief Financial Officer, elected to reduce their base salary for a period of time, and in exchange for such election, they will receive non-qualified stock options exercisable for a number of shares of the common stock of the Company. The exchange relates to the payroll amount to be received by such employees on March 4, March 18 and March 31, 2016. In addition, the independent directors of the Company have agreed to accept a portion of their March 31 quarterly cash payment for their service on the Board in the form of non-qualified stock option exercisable for a number of shares of the common stock of the Company in the same form as the employees as described above.

The number of shares underlying the stock option will be determined by dividing the amount of the salary reduction (or in the case of the directors, cash fee reduction) by the fair value of the stock options as determined using the Black-Scholes valuation method typically utilized by the Company. The exercise price of the stock options will be determined based on the fair market value of the common stock on the date of the payroll payment as specified above. The stock options will be fully vested on the date of grant and the term of the stock options is ten years from the award date.

Registration Statement – On March 24, 2016, we filed Form S-3 Registration Statement as a shelf registration in the amount of $7,500,000 as a contingency plan if the Company needs additional funds over the next three years.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. During the course of this assessment, management identified a material weakness relating primarily to recording complex financial transactions. To remediate these issues, management has retained the services of additional third party accounting personnel as well as modified existing disclosure controls and procedures in a manner designed to ensure future compliance.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2015 due to certain material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement in our interim financial statements will not be prevented or detected on a timely basis. During the course of our assessment, management identified that the Company has a lack of staffing within its accounting department, in terms of the small number of employees performing its financial and accounting functions, which does not provide the necessary segregation of duties surrounding the cash disbursements process. Management believes the lack of accounting and financial personnel amounts to a material weakness in its internal control over financial reporting ability to adequately prepare financial statements and disclosures, and a lack of accounting expertise to appropriately apply GAAP for complex and non-routine transactions. As a result, at December 31, 2015 and on the date of this Report, its internal control over financial reporting is not effective.

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

None

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

ITEM 9B. OTHER INFORMATION

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Pursuant to Regulation 14A under the Exchange Act, the information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2015.

Item 11. Executive Compensation.

Pursuant to Regulation 14A under the Exchange Act, the information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to Regulation 14A under the Exchange Act, the information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Pursuant to Regulation 14A under the Exchange Act, the information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2015.

Item 14. Principal Accountant Fees and Services.

Pursuant to Regulation 14A under the Exchange Act, the information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements – see Index to Financial Statements appearing on page 44

(2)	Financial Statement Schedules – None

(3)	Exhibits –

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated December 15, 2013, between Meier Management Company, LLC, Meier Family Holding Company, LLC, and SD Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014S-1).

3.2	Articles of Amendment to Articles of Incorporation (name change) (incorporated by reference to Exhibit 3.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 6, 2014).

3.3	Bylaws with Exhibit A (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.2	2014 Employee Stock Incentive Plan with forms of award agreements as Exhibits (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).†

10.3	Form of Executive Employment Agreement between SD Company, Inc. and Troy Meier, as CEO (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.4	Form of Executive Employment Agreement between SD Company, Inc. and Annette Meier, as President (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.5	Form of Executive Employment Agreement between SD Company, Inc. and Christopher Cashion, as CFO (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.6	Vendor Agreement between Superior Drilling Products, LLC, and Hughes Christensen, a division of Baker Hughes Oilfield Operations, Inc., dated October 28, 2013 with Exhibit A (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.7	Commercial Lease, dated August 15, 2013, between Meier Properties, Series LLC, as landlord, and Baker Hughes Oilfield Operations, Inc., as tenant (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.8	Acknowledgement letter, dated September 11, 2013, between Superior Drilling Products, LLC and Hard Rock Solutions, Inc., regarding the Drill N Ream commissions (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.9	Membership Interest Purchase Agreement (MIPA), dated January 28, 2014, between Hard Rock Solutions, Inc., as seller, and Superior Drilling Products, LLC, as buyer, of Hard Rock Solutions, LLC, with Exhibits (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.10	Intellectual Property Protection Agreement (IPPA), dated January 28, 2014, between 3cReamers, LLC, Hard Rock Solutions, LLC, James D. Isenhour, and Troy Meier (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.11	Form of Subordinated Promissory Note from Hard Rock Solutions LLC and Superior Drilling Products LLC, as borrower, in favor of Hard Rock Solutions, Inc., as lender, to be executed upon closing of the Hard Rock acquisition (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.12	Form of Security and Pledge Agreement between SD Company, Inc., as debtor, in favor of Hard Rock Solutions, Inc., as secured party, to be executed upon closing of the Hard Rock acquisition with attached Schedule A (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.13	Form of Assignment Agreement between Superior Drilling Products, LLC and SD Company, Inc. assigning SDP’s rights under the MIPA and IPPA to SDC, to be executed in connection with the Reorganization (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.14	Securities Purchase Agreement, dated February 24, 2014, between SD Company, Inc. and Superior Drilling Products, LLC, as borrowers, and D4D, LLC, as lender, for $2 million bridge loan with attached exhibits (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.15	Secured Convertible Promissory Note, dated February 24, 2014, in the original principal amount of $2 million, from SD Company, Inc. and Superior Drilling Products, LLC, as borrowers, in favor of D4D, LLC, as lender, with Exhibits (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.16	Security Agreements, dated February 24, 2014, between SD Company Inc. and Superior Drilling Products, LLC, respectively, as debtors, and D4D LLC, as secured party (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.17	Form of Common Stock Purchase Warrant to be issued by SD Company Inc. in favor of D4D LLC upon conversion of $2 million bridge loan with attached exhibits (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.18	Form of Registration Rights Agreement to be entered into between SD Company Inc. and D4D, LLC upon conversion of $2 million bridge loan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.19	Standard Industrial/Commercial Single-Tenant Lease, dated January 17, 2014, between Superior Drilling Products of California, LLC (SDP(CA)), as lessor, and Roger Holder, as lessee, with respect to our Bakersfield facilities (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.20	Loan Agreement, dated July 3, 2012, between Meier Properties, Series LLC and Superior Drilling Products LLC, as co-borrowers, and Proficio Bank, as lender. (Proficio Loan 1) (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.21	Term Note, dated July 3, 2012, from Meier Properties, Series LLC and Superior Drilling Products LLC, as co-borrowers, and Proficio Bank, as lender, in the original principal amount of $240,000. (Proficio Loan 1) with attached exhibits (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.22	Deed of Trust, Security Agreement and Assignment of Leases and Rents, dated July 3, 2012, from Meier Properties, Series LLC, as grantor, to Proficio Bank, as trustee, and Proficio Bank, as beneficiary. (Proficio Loan 1) (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.23	Loan Agreement(s), dated December 30, 2013, between Superior Drilling Products, LLC, Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, respectively, and Proficio Bank, as lender. (Proficio Loan 2) (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.24	U.S. Small Business Administration Note, dated December 30, 2013, from Superior Drilling Products, LLC, Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, in favor of Proficio Bank, as lender, in the original principal amount of $627,000. (Proficio Loan 2) (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.25	Unconditional Guaranty(s) from each of Gilbert Troy Meier, Annette D. Meier, the Gilbert Troy Meier Trust, the Annette Deuel Meier Trust, and Meier Family Holding Company, guarantor(s), respectively, to Proficio Bank, as lender, each dated December 30, 2013. (Proficio Loan 2) (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.26	Term Note, dated February 4, 2013, between Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, and Proficio Bank, as lender, in the original principal amount of $592,000. (Proficio Loan 3) (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.27	Third Amendment to Loan Agreement (dated December 18, 2013), Second Amendment to Loan Agreement (dated June 15, 2009), First Amendment to Loan Agreement (dated December 10, 2007), and original Loan Agreement (dated August 10, 2007), between Tronco Energy Corporation, as borrower, Philco Exploration, LLC, as subsidiary, and Fortuna Asset Management LLC (and its assignee ACF Property Management, Inc. for the amendments). (Tronco Loan) (incorporated by reference to Exhibit 10.43 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.28	Second Amended and Restated Promissory Note, dated January 1, 2014, between Tronco Energy Corporation, as borrower, and ACF Property Management Inc. as lender (assignee from Fortuna Asset Management LLC). (Tronco Loan) (incorporated by reference to Exhibit 10.44 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.29	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc. as secured party; and Owner Consent to Pledge from Meier Family Holding Company, LLC, with respect to 95% of the limited liability company interests in Superior Drilling Products, LLC, each dated June 15, 2009. (Tronco Loan) (incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.30	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc. as secured party; and Owner Consent to Pledge from Meier Management Company, LLC, with respect to 5% of the limited liability company interests in Superior Drilling Products, LLC, each dated June 15, 2009. (Tronco Loan) (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.31	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc., as secured party; and Owner Consent to Pledge from Meier Management Company, with respect to 100% of the limited liability company interests in Superior Design and Fabrication, LLC, each dated December 18, 2013. (Tronco Loan) (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.32	Guaranty(s) from Gilbert Troy Meier Trust (dated August 10, 2009), and from Superior Drilling Products, LLC and Superior Design and Fabrication, LLC (dated December 18th, 2013), in favor of ACF Property Management, Inc., as lender. (Tronco Loan) (incorporated by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.33	Loan Purchase Agreement between ACF Property Management Inc., as lender and seller, SD Company Inc., as buyer, and Tronco Energy Corporation, as borrower, dated January 1, 2014. (Tronco Loan) (incorporated by reference to Exhibit 10.49 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.34	Loan Agreement, dated April 3, 2012, between Meier Properties Series LLC and Superior Auto Body & Paint LLC (SABP) as co-borrowers, and Mountain West Small Business Finance, as lender. (SABP Loan 1); Change in Terms Agreement dated March 19, 2012, between Superior Auto BODY & Paint LLC, as borrower and Mountain America Credit Union, as Lender; and Change in Terms Agreement dated March 19, 2012, between Superior Auto BODY & Paint LLC, as borrower and Mountain America Credit Union, as Lender (incorporated by reference to Exhibit 10.50 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).

10.35	Promissory Note dated March 19, 2012, from Superior Auto Body and Paint LLC, as borrower, in favor of Mountain America Credit Union in the amount of $1,698,005.00 (incorporated by reference to Exhibit 10.51 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.36	Loan Agreement, dated May 25, 2012, between Meier Properties Series LLC and SABP, as co-borrowers and Mountain West Small Business Finance, as lender. (SABP Loan 2) (incorporated by reference to Exhibit 10.52 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.37	U.S. Small Business Administration Note, dated May 25, 2012, between Meier Properties, Series LLC, as debtor, SABP, as operating company, and Mountain West Small Business Finance, as lender, in the original principal amount of $1,159,000.00 (SABP Loan 2) (incorporated by reference to Exhibit 10.53 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.38	Security Agreement(s), dated May 25, 2012, between each of Meier Properties, Series LLC and SABP, as debtor(s), and Mountain West Small Business Finance, as lender. (SABP Loan 2) (incorporated by reference to Exhibit 10.54 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.39	Continuing Guaranty, dated May 20, 2011, by Superior Drilling Products , as guarantor, to Mountain America Federal Credit Union, as lender. (SABP Loans 1 and 2) (incorporated by reference to Exhibit 10.55 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.40	Lease, dated May 25, 2012, between Meier Properties, Series LLC, as lessor, and SABP, as lessee (incorporated by reference to Exhibit 10.56 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.41	Confirmation of Guaranties from Troy Meier, Annette Meier, the G. Troy Meier Trust, and the Annette Deuel Meier Trust, to Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.57 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.42	Stock Pledge Agreement between Meier Management Company, LLC and Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.58 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.43	Stock Pledge Agreement between Meier Family Holding Company, LLC and Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.59 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.44	Loan Agreement dated February 4, 2013, between Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, and Proficio Bank, as lender. (Proficio Loan 3) (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.45	Exclusive Manufacturing, Marketing, Sales and Consulting Agreement among Hard Rock Solutions, LLC, Extreme Technologies, LLC, Tenax Energy Solutions, LLC and Kevin Jones dated January 9, 2015 (incorporated by reference to Exhibit 10.45 to the Company’s annual report on form 10-K for the year ended December 31, 2014 filed on March 31, 2015.

10.46	Business Loan Agreement between Meier Properties, Series LLC and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.47	Commercial Guaranty between Superior Drilling Products, Inc. and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.48	Commercial Guaranty between G. Troy Meier and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.49	Commercial Guaranty between Annette Meier and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.50	Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated April 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.51	Form of Nonstatutory Stock Option Agreement (3 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.52	Form of Nonstatutory Stock Option Agreement (2 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.53	Form of Award of Restricted Stock (3 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.54	Form of Award of Restricted Stock (2 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.55	2015 Long Term Incentive Plan effective June 15, 2015 (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2015).

10.56	Second Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated September 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2015).

10.57++	Business Subcontractor Agreement between Hard Rock Solutions, LLC and Baker Hughes Oilfield Operations, Inc. dated January 25, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 29, 2016).

10.58

Loan and Security Agreement among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock, LLC and Extreme Technologies, LLC as co-Borrowers and Federal National Commercial Credit as Lender date March 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

10.59	Promissory Note dated March 8, 2016 issued in favor of Federal National Commercial Credit as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

10.60	Term Promissory Note dated March 8, 2016 issued in favor of Federal National Commercial Credit as Lender (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

10.61	Subordination Agreement among Superior Drilling Products, Inc., Meier Management Company, LLC and Federal National Commercial Credit dated March 8, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Hein & Associates LLP

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier and Christopher D. Cashion.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

*	Filed herewith.
**	Furnished herewith.

†  Indicates a management contract or compensatory plan, contract or arrangement.

++ Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR DRILLING PRODUCTS, INC.

March 30, 2016	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer
(Principal Executive Officer)

March 30, 2016	By:	/s/ CHRISTOPHER D. CASHION
Christopher D. Cashion, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

March 30, 2016	By:	/s/ ANNETTE MEIER
Annette Meier, President, Chief Operating
Officer and Director

March 30, 2016	By:	/s/ TERENCE CRYAN
Terence Cryan, Director

March 30, 2016	By:	/s/ ROBERT IVERSEN
Robert Iversen, Director

March 30, 2016	By:	/s/ MICHAEL RONCA
Michael Ronca, Director

