Form 10-K/A
period 2015-12-31
Superior Drilling Products, Inc.
filed 2016-04-29
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________

Commission File Number 01-33522

SUPERIOR DRILLING PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Utah	46-4341605
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1583 South 1700 East, Vernal, Utah	84078
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (435) 789-0594

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value	NYSE MKT
(Title of Class)	(Name of Exchange on Which Registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the most recently completed first fiscal quarter, March 31, 2016, was approximately $3.4 million.

As of April 29, 2016, there were 17,459,605 shares of the registrant’s common stock outstanding, par value $.001 per share.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission on March 30, 2016 (the “Original Filing”). We are filing this Amendment to include the information required by Part III, Items 10, 11, 12, 13 and 14, which were not included in the Original Filing in reliance on Instruction G(3) to Form 10-K. We have also deleted the reference to an amendment to the Original Filing on the cover page under “Documents Incorporated By Reference.” In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing is hereby amended and restated in its entirety.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers and Significant Employees

The following table sets forth information concerning our directors, executive officers and significant employees as of December 31, 2015:

Name	Age	Position
G. Troy Meier	54	Board Chair, Class III Director and Chief Executive Officer
Annette Meier	53	Class II Director, President and Chief Operating Officer
Terence Cryan	53	Class II Director
Robert Iversen	61	Class III Director
Michael V. Ronca	62	Class I Director
Christopher D. Cashion	60	Chief Financial Officer

G. Troy Meier.  Mr. Meier has served as our Board Chair, one of our Class III Directors and Chief Executive Officer since 2014. Mr. Meier has over 33 years of experience in the oil and gas industry. Mr. Meier and co-founder Annette Meier founded our predecessor company in 1999. Since that time through the present, Mr. Meier has spearheaded the development of our new manufacturing business and our research and development activities. As our chief innovator, Mr. Meier has been responsible for not only inventing, but also designing, engineering and manufacturing industry specific machinery and processes and has several patent applications pending. Previously, in 1993, Mr. Meier started our predecessor company, Rocky Mountain Diamond, after thirteen years with Christensen Diamond and its successors. At Christensen Diamond, Mr. Meier established overseas factories in Ireland, Venezuela and China. In addition, Mr. Meier designed tools to improve efficiency both in the plants and in the field. Previously, Mr. Meier had been Christensen Diamond’s first drill bit fabricator specialist and by age 28, was made the Northern Region design engineer responsible for designing drill bits, core systems, centric bits, nozzle systems and related products. As the co-founder, Mr. Meier for the last five years has focused 100% of his attention on our development and growth.

Mr. Meier was selected to serve on our Board of Directors and as the Board Chair because of his extensive industry experience, his role as our co-founder and chief innovator, and his and Ms. Meier’s majority shareholding. Mr. Meier is married to Annette Meier.

Annette Meier.  Ms. Meier has served as our Class II Director, President and Chief Operating Officer since 2014. Ms. Meier has over 20 years of experience in the oil and gas industry. Since our inception in 1999 to the present, Ms. Meier has managed all of our day-to-day operations and business. In 2008, Ms. Meier envisioned and co-created “CHUCK,” our custom shop management and inventory program software. Ms. Meier was also instrumental to the development of the “nucleus grinding system” that is currently utilized in our new manufacturing processes. In 2005, Ms. Meier served as the creator and chief architect of the Ropers Business Park, the state-of-the-art campus that houses our remanufacturing and new manufacturing facilities in Vernal, Utah. Ms. Meier’s understanding of our business processes resulted in her designing and facilitating the SMART FACILITY layout, process and control systems within the manufacturing plant. Previously, in 1993, Ms. Meier co-founded and managed our predecessor company, Rocky Mountain Diamond. As the co-founder, Ms. Meier for the last five years has focused 100% of her attention on our development and growth. Ms. Meier has been the recipient of numerous state, local and industry awards over the years that recognized her for innovation and leadership.

Ms. Meier was selected to serve on our Board of Directors because of her extensive industry experience, her role as our co-founder and substantial knowledge of our day-to-day operations, and her and Mr. Meier’s majority shareholding. Ms. Meier is married to G. Troy Meier.

Terence J. Cryan.  Mr. Cryan has served as a Class II Director since 2014. Mr. Cryan has over 25 years of international business experience based in both the United States and Europe. In 2001, Mr. Cryan co-founded Concert Energy Partners, an investment and private equity firm based in New York City, and continues to serve as Managing Director. He also served as President and Chief Executive Officer of Medical Acoustics LLC from April 2007 through April 2010. Prior to 2001, Mr. Cryan was a Senior Managing Director in the Investment Banking Division at Bear Stearns. Earlier in his career, Mr. Cryan served as Managing Director, Energy & Natural Resources Industry Group Head and member of the Investment Banking Operating Committee at Paine Webber. Mr. Cryan joined Paine Webber following its acquisition of Kidder, Peabody in 1994. Mr. Cryan has been an adjunct professor at the Metropolitan College of New York Graduate School of Business and serves as a director of a number of international companies, including public companies such as Global Power Equipment Corporation (February 2008 to present), Uranium Resources, Inc. (October 2006 to present) and Ocean Power Technologies Corporation (October 2012 to March 2016). From September 2012 to April 2013, Mr. Cryan also served as interim President and CEO of Uranium Resources, Inc. On March 23, 2015, Mr. Cryan was appointed President and CEO of Global Power Equipment Corporation. Mr. Cryan is a member of the National Association of Corporate Directors and is a frequent speaker at finance and energy industry gatherings. Mr. Cryan holds a Master of Science degree in Economics from the London School of Economics and a Bachelor of Arts degree from Tufts University.

Mr. Cryan was selected to serve as a director because of his extensive expertise in financing, mergers and acquisitions. He also has a broad energy industry background and executive-level experience. As a co-founder of Concert Energy Partners and as former Managing Director, Energy & Natural Resources Industry Group at Paine Webber, Mr. Cryan has in depth knowledge of the energy industry. In addition, Mr. Cryan brings extensive board-level experience, serving on the boards of a number of international companies and serving as a Board Leadership Fellow of the National Association of Corporate Directors.

Robert E. Iversen. Mr. Iversen has served as a Class III Director since 2014 and has been the Chairman of the Compensation Committee since joining the Board. He has also been a member of the Audit Committee and the Nominating and Governance Committee since 2014. Mr. Iversen has broad executive and operational management experience in the sales, service, and manufacturing sectors of the global upstream oil and gas industry. Currently, Mr. Iversen is a partner and president of CTI Energy Services, LLC of Springtown, Texas, a drilling services company he started in 2011. Mr. Iversen has strong experience in the development and commercialization of new technology products and in company marketing and advertising programs. Previously, Mr. Iversen collaborated with G. Troy Meier as a partner and senior vice president in Tronco Energy Services from 2008 to 2011. From 2002 to 2008, he served as President and other C-level positions with Ulterra Drilling Technologies (Fort Worth, Texas), INRG (Houston, Texas) and NQL Energy Services (Nisku, Alberta). In 1994, Mr. Iverson and partners purchased the U.S. division of DBS Stratabit, a small, underperforming diamond bit company, where, as President until 2002, he built it into a top tier provider of high technology products. Mr. Iversen previously held numerous executive positions in marketing, technology and engineering at various divisions of the Baker Hughes companies, and their predecessors, from 1980 through 1994. Mr. Iversen holds a Bachelor of Science Petroleum Engineering, Montana Tech, as well as numerous technical and executive post-graduate certifications.

Mr. Iversen was selected to serve on our Board of Directors because of his strong experience with start-up companies and the development and commercialization of new technology products. Mr. Iversen further brings his broad executive and operational management expertise in the oil and gas industry.

Michael Ronca. Mr. Ronca has served as a Class I director since 2014, and also serves on the Audit Committee, Compensation Committee and the Nominating and Governance Committee of our Board of Directors. Mr. Ronca has over 30 years of experience as an executive building and monetizing businesses. Since 2009, Mr. Ronca has served as President and Chief Executive Officer of EagleRidge Energy, LLC, an oil and gas exploration and development company active in north and central Texas. Previously, he served as Chairman of BAS Oil & Gas, a private company active in developing reserves in the Barnett Shale trend in North Texas. Mr. Ronca has a long history of participating in the energy industry starting with his time at Tenneco Inc., where he served as the Assistant to the Chairman and CEO and later established a new oil and gas division which operated throughout the offshore and onshore Gulf Coast region. He later executed a leveraged buyout with the backing of private equity and soon after took the company public on the NYSE under the name of Domain Energy where he also served as President and CEO. In 1998, Domain Energy merged into Range Resources where Mr. Ronca served as Chief Operating Officer for several years. Mr. Ronca has a BS degree from Villanova University and an MBA in Finance from Drexel University.

Mr. Ronca was selected to serve on our Board of Directors because of his strong experience within the oil and gas industry.

Christopher D. Cashion. Mr. Cashion has over 30 years of experience in the fields of accounting, finance and private equity. Mr. Cashion joined us in March 2014 to serve as our Chief Financial Officer on a full-time basis. Previously, Mr. Cashion worked as an independent financial and business consultant since 1998. From January 2013 through February 2014, Mr. Cashion was the Chief Financial Officer for Surefire Industries USA LLC, a Houston-based hydraulic fracturing equipment manufacturing company. Previously, from January 2005 to August 2012, Mr. Cashion provided chief financial officer services to five start-up portfolio companies owned by the Shell Technology Venture Fund, a private equity fund. Prior to his tenure with the start-up portfolio companies, Mr. Cashion worked for the First Reserve Corporation, a private equity firm, from 1991 to 1993. Mr. Cashion worked with Baker Hughes, Inc. from 1981 to 1991 and with Ernst & Young from 1977 to 1981. Mr. Cashion holds a B.S. in Accounting from the University of Tennessee and an M.B.A. in Finance and International Business from the University of Houston. Mr. Cashion has been a Certified Public Accountant since 1979.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers, and persons who own more than 10% of our equity securities, to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC and to furnish us a copy of each filed report.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2015, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.

Material Changes in Director Nominations Process

There have not been any material changes to the procedures by which shareholders may recommend nominees to our Board.

Audit Committee

Our Audit Committee is comprised solely of “independent” directors, as defined under and required by Rule 10A-3 of the Exchange Act and the NYSE MKT rules. Our Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm. The oversight of our independent public accounting firm includes reviewing the plans and results of the audit engagement with the firm, approving any additional professional services provided by the firm and reviewing the independence of the firm. Commencing with our first report on internal controls over financial reporting, the Committee will be responsible for discussing the effectiveness of the internal controls over financial reporting with our independent registered public accounting firm and relevant financial management. The members of this Committee are Messrs. Cryan, Iversen and Ronca, with Mr. Cryan serving as committee chair. Our Board of Directors has determined that Mr. Cryan qualifies as an “audit committee financial expert,” as defined by the rules under the Exchange Act. The Audit Committee held four meetings in 2015.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, as well as each member of our Board. The Code of Business Conduct and Ethics is available under “Corporate Governance” at the “Investors” section of our website at www.sdpi.com. We intend to post amendments to or waivers from the Code of Business Conduct and Ethics (to the extent applicable to our principal executive officer, principal financial officer or principal accounting officer) at this location on our website.

Corporate Governance

The charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and our Code of Business Conduct and Ethics are available under “Corporate Governance” at the “Investors” section of our website at www.sdpi.com. Copies of these documents are also available in print form at no charge by sending a request to Christopher Cashion, our Chief Financial Officer, Superior Drilling Products, Inc., 1583 South 1700 East, Vernal, Utah 84078, telephone (435) 789-0594.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides information concerning compensation paid or accrued during the fiscal years ended December 31, 2015 and 2014, to our principal executive officer and our principal financial officer, to whom we sometimes refer together as our “named executive officers.”

Name and Principal Position	Year	Salary		Bonus		Stock Awards (6)		Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
G. Troy Meier	2015	$443,942	(3)	$—		$175,750	(7)	$—	$—	$18,762	(9)	$638,454
Chief Executive Officer (1)	2014	$277,692	(4)	$368,719	(5)	$—		$—	$—	$12,841	(9)	$659,252

Annette Meier	2015	$397,211	(3)	$—		$138,750	(7)	$—	$—	$8,343	(10)	$544,304
President and Chief Operating Officer (1)	2014	$248,461	(4)	$329,906	(5)	$—		$—	$—	$1,597	(10)	$579,964

Christopher Cashion	2015	$280,384	(3)	$—		$64,750	(7)	$—	$—	$7,652	(11)	$352,786
Chief Financial Officer (2)	2014	$175,615	(4)	$97,031	(5)	$296,250	(8)	$—	$—	$6,210	(11)	$575,106

__________________

(1)	Each of G. Troy Meier and Annette Meier historically received a salary of $69,000 per year from Meier Family Holding Company, LLC. During the period January 1, 2014 through May 31, 2014, G. Troy Meier received a salary of $31,625 and Annette Meier received a salary of $29,192 from Superior Drilling Products LLC (“SDPLLC”) and the Meier’s together received distributions of $740,412 from SDPLLC.
(2)	Mr. Cashion served as a consultant to the Company from March 1, 2014 through the completion of our initial public offering, at which time he was hired as Chief Financial Officer. For the period March 1, 2014 through May 31, 2014, Mr. Cashion received consulting fee payments totaling $82,599.
(3)	For 2015, Mr. Meier, Ms. Meier and Mr. Cashion’s annual base salaries were $475,000, $425,000 and $300,000, respectively, however on October 1, their salaries were reduced by 30%, due to the downturn in the oil and gas industry.

(4)	Effective after our initial public offering, Mr. Meier, Ms. Meier and Mr. Cashion’s annual base salaries were $475,000, $425,000 and $300,000, respectively. These amounts represent the prorated portion of total annual salary received from June 1, 2014 through December 31, 2014.
(5)	Amounts reflect bonuses earned in 2014, but paid in 2015. For Mr. Meier and Ms. Meier, the bonus earned reflects the period from January 1 through December 31, 2014. For Mr. Cashion, the bonus earned reflects the period from March 1 through December 31, 2014. Criteria considered by the Compensation Committee of the Board of Directors in determining these bonuses included (i) the successful closing of our initial public offering on May 22, 2014, (ii) the successful closing of our purchase of Hard Rock Solutions LLC on May 29, 2014, (iii) the successful staffing of key individuals in sales and marketing to penetrate the U.S. market with the Drill N Ream rental tool and (iv) the successful investment in our research and engineering facility.
(6)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional detail regarding assumptions underlying the value of these equity awards.
(7)	The grant date fair value for restricted stock awards in 2015 was based on the closing price of our common stock on the grant date (August 10, 2015), which was $1.85 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on the date of grant, 33 1/3% of the shares of restricted common stock will vest on August 10, 2016 and 33 1/3% of the shares of restricted common stock will vest on August 10, 2017.

(8)	The grant date fair value for restricted stock awards in 2014 was based on the closing price of our common stock on the grant date (December 22, 2014), which was $3.95 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on December 22, 2015, 33 1/3% of the shares of restricted common stock will vest on December 22, 2016 and 33 1/3% of the shares of restricted common stock will vest on December 22, 2015.
(9)	Represents certain company paid health care costs for G. Troy and Annette Meier and personal use of a company vehicle.
(10)	Represents personal use of a company vehicle.
(11)	Represents certain company paid health care costs.

Narrative Disclosure to Summary Compensation Table

See the footnotes to the Summary Compensation Table and “Employment Agreements and Potential Benefits Upon Termination or Change-in-Control” for narrative disclosure with respect to the table, as well as the below discussion.

Employment Agreements and Potential Benefits Upon Termination or Change-in-Control

In connection with our initial public offering, we planned to enter into employment agreements with each of our named executive officers, and the forms of those agreements were filed with the SEC as exhibits to our registration statement on Form S-1. However, management and the Board have continued to discuss and negotiate the final terms of those agreements and as of the date hereof, the agreements have not been executed. As a result, none of the named executive officers currently has a contractual right to any of the benefits described below. The employment agreements to be entered into with our named executive officers will provide for, among other things, the payment of base salary, reimbursement of certain costs and expenses, and for each named executive officer’s participation in our bonus plan and employee benefit plans.

With the exception of G. Troy Meier’s and Annette Meier’s employment agreements, each agreement will provide for a term of employment commencing on the date of the agreement and continuing (a) until we or the executive provide 30-days written notice of termination to the other party, (b) upon termination by us for cause, or (c) upon the executive’s death or disability. Except with respect to certain items of compensation, as described below, the terms of each agreement will be similar in all material respects.

In addition to the base salaries shown above,

•    Mr. Meier’s employment agreement provides for an annual review by our Board of Directors, and a performance bonus of 70% to 110% of his base salary based on criteria to be established by the Compensation Committee.

•    Ms. Meier’s employment agreement provides for an annual review by our Board of Directors, and a performance bonus of 70% to 110% of her base salary based on criteria to be established by the Compensation Committee.

•    Mr. Cashion’s employment agreement entitles him to receive up to a performance bonus based on criteria established by the Compensation Committee, and to participate in our 2014 Equity Incentive Plan when it becomes effective.

Each of the Meiers’ employment agreements will provide for customary and usual fringe benefits generally available to our executive officers, and reimbursement for reasonable out-of-pocket business expenses, including the use of a company vehicle.

Change of Control Provisions. Each named executive officer’s employment agreement will also provide that in the event of a Change in Control (as defined below), during the term of executive’s employment, (a) we are obligated to pay such executive a single lump sum payment, within 30 days of the termination of such executive officer’s employment, equal to one year salary, and (b) the executive’s equity awards, if any, shall immediately vest. “Change in Control” means approval by our stockholders of:

(1) (a) a reorganization, merger, consolidation or other form of corporate transaction or series of transactions, in each case, with respect to which persons who were our stockholders immediately prior to such transaction do not, immediately thereafter, own more than 50% of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated company’s then outstanding voting securities, in substantially the same proportions as their ownership immediately prior to such transaction, (b) our liquidation or dissolution, or (c) the sale of all or substantially all of our assets (unless such reorganization, merger, consolidation or other corporate transaction, liquidation, dissolution or sale is subsequently abandoned); or

(2) the acquisition in a transaction or series or transactions by any person, entity or “group”, within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act, of more than 50% of either the then outstanding shares of common stock or the combined voting power of our then outstanding voting securities entitled to vote generally in the election of directors (a “Controlling Interest”), excluding any acquisitions by (a) us or our subsidiaries, (b) any person, entity or “group” that as of the date of the amendments to the employment agreements owns beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act of a Controlling Interest, or (c) any of our employee benefit plans.

G. Troy Meier’s and Annette Meier’s employment agreements will provide that (a) the non-competition covenant does not apply following the termination of employment if their employment is terminated without cause or for good reason, (b) the non-solicitation of employees covenant applies with respect to any current employee or any former employee who was employed by us within the prior six months, and (c) the non-solicitation of customers covenant applies to all actual or targeted prospective clients of ours to the extent solicited on behalf of any person or entity in connection with any business competitive with our business.

As consideration and compensation to our executive officers for, and subject to each executive officer’s adherence to, the above covenants and limitations, we have agreed to continue to pay the executive officer’s base salary in the same manner as if they continued to be employed by us during the one-year non-competition period following the executive officer’s termination.

Payments on Termination. Except as noted above, upon termination of employment under these agreements, (a) we are only required to pay each executive officer that portion of their respective annual base salary that have accrued and remain unpaid through the effective date of the executive officer’s termination, and (b) we have no further obligation whatsoever to the executive officer other than reimbursement of previously incurred expenses which are appropriately reimbursable under our expense reimbursement policy. However, if employment termination is due to the executive’s death, we will continue to pay the executive’s annual base salary for the period through the end of the calendar month in which death occurs to the executive’s estate.

Outstanding Equity Awards for Year Ended December 31, 2015

The following table shows the number of shares covered by exercisable and unexercisable options awards and stock awards held by our named executive officers on December 31, 2015. Each of the 2014 awards in the table was made under the 2014 Employee Stock Incentive Plan and each of the 2015 awards in the table was made under the 2015 Long Term Incentive Plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h) (1)		(i)	(j)

G. Troy Meier	—	—	—	—	—	63,365	$117,225	(2)	—	—
Annette Meier	—	—	—	—	—	50,000	$92,500	(2)	—	—
Christopher Cashion	—	—	—	—	—	23,345	$43,188	(2)
						50,000	$192,500	(3)	—	—

__________________________

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional detail regarding assumptions underlying the value of these equity awards.
(2)	The grant date fair value for restricted stock awards is based on the closing price of our common stock on the grant date August 10, 2015, which was $1.85 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on August 10, 2015, 33 1/3% of the shares of restricted common stock will vest on August 10, 2016 and 33 1/3% of the shares of restricted common stock will vest on August 10, 2017.

(3)	The grant date fair value for restricted stock awards is based on the closing price of our common stock on the grant date (December 22, 2014), which was $3.95 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on December 22, 2015, 33 1/3% of the shares of restricted common stock will vest on December 22, 2016 and 33 1/3% of the shares of restricted common stock will vest on December 22, 2017.

Director Compensation

Our employee directors are not separately compensated for their service as a director. In 2015, each of our non-employee directors received 23,734 shares of restricted common stock for his service as a director. In addition to receiving shares of stock, our non-employee directors received the following cash fees: Mr. Cryan, $113,312; Mr. Iversen, $72,150; and Mr. Ronca, $69,375. The members of our Board of Directors are entitled to reimbursement of their expenses incurred in connection with the attendance at Board and committee meetings in accordance with Company policy.

The following table summarizes the annual compensation for our non-employee directors during 2015.

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards (1)) (c)	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Terence Cryan	$113,312	43,908	—	—	—	—	$157,220
Robert Iversen	$72,150	43,908	—	—	—	—	$116,058
Michael V. Ronca	$69,375	43,908	—	—	—	—	$113,283

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of awards granted by the Board of Directors. See Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional detail regarding assumptions underlying the value of these equity awards. The grant date fair value for restricted stock awards is based on the closing price of our common stock on the grant date (August 10, 2015), which was $1.85 per share. As of December 31, 2015, each non-employee director held an aggregate of 36,234 outstanding shares of restricted stock. Each director’s restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock will vest on the first anniversary of the date of grant, 33 1/3% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 33 1/3% of the shares of restricted common stock will vest on the third anniversary of the date of grant, in each case, so long as the director continues to serve on the Board through such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 18, 2016, by:

•	each person who is known by us to beneficially own 5% or more of the outstanding class of our capital stock;
•	each member of the Board;
•	each of our executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each of the holders of capital stock listed below has sole voting and investment power as to the capital stock owned unless otherwise noted.

Name and Address of Beneficial Owner	Numbers of Shares of Common Stock Beneficially Owned	% of Common Stock Outstanding (1)
FMR LLC (3)
245 Summer Street Boston, Massachusetts 02210	2,443,330	14.0%
Lone Star Value Management LLC (2)
53 Forest Avenue, 1st Floor Old Greenwich, Connecticut 06870	1,961,955	11.2%
Reid Walker (4)
3953 Maple Avenue, Suite 150 Dallas, Texas 75219	1,325,000	7.6%
G. Troy Meier (5)	9,009,102	51.4%
Annette Meier (6)	8,981,594	51.3%
Christopher D. Cashion (7), (12)	149,468	*
Terence Cryan (8), (9)	65,290	*
Robert Iversen (8), (10)	57,005	*
Michael V. Ronca (8), (11)	54,532	*

Executive Officers and Directors as a group (6 persons)	9,335,397	53.4%

________________________

*	Less than 1%

(1)	Based on 17,459.605 shares outstanding as of April 18, 2016. Unless otherwise noted, the address for the holder is 1583 South 1700 East, Vernal, Utah 84078.

(2)	Based on Form 4 filed with the SEC on April 18, 2016 by Lone Star Value Investors, LP, Lone Star Value Investors GP, LLC (the general partner of Lone Star Value Investments), Lone Star Value Management, LLC (the investment manager for Long Star Value Investments) and Jeffrey E. Eberwein. Mr. Eberwein serves as the manager of Lone Star Value GP and sole member of Lone Star Value Management. Includes 1,725,889 deemed to be beneficially owned by Lone Star Value Investors and Lone Star Value GP, and 1,961,955 deemed to be owned by Lone Star Value Management and Mr. Eberwein.

(3)	Based on a Schedule 13G/A filed with the SEC on February 12, 2016 by FMR LLC, Fidelity Small Cap Growth Fund, Select Energy Services Portfolio, Edward C. Johnson III and Abigail P. Johnson. Mr. Johnson is a Director and the Chairman of FMR LLC and Ms. Johnson is a Director, the Vice Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the family of Mr. Johnson, including Ms. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC.

Neither FMR LLC nor Mr. Johnson nor Ms. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company, a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees.

(4)	Based on a Schedule 13D/A filed with the SEC on December 9, 2015 by Reid Walker, D4D LLC, a Texas limited liability company, and Hard 4 Holdings, LLC, a Texas limited liability company of which Mr. Walker is the manager and 100% beneficial owner. Of the total 1,325,000 shares, 782,143 shares of common stock and a warrant exercisable for 357,143 shares of common stock held by Hard 4 Holdings, LLC, which Mr. Walker shares dispositive or voting power over, and Mr. Walker personally owns 185,714 additional shares of the Company.

(5)	Includes (i) 5,641,510 shares of common stock indirectly owned through his ownership in Meier Family Holding Company, LLC, and (ii) 3,173,350 shares of common stock indirectly owned through his ownership in Meier Management Company, LLC. Also includes 95,000 shares of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on August 10, 2015, 33 1/3% of the shares of restricted common stock will vest on August 10, 2016 and 33 1/3% of the shares of restricted common stock will vest on August 10, 2017. Also includes fully vested options to acquire 65,742 shares of common stock.

(6)	Includes (i) 5,641,510 shares of common stock indirectly owned through her ownership in Meier Family Holding Company, LLC, and (ii) 3,173,350 shares of common stock indirectly owned through her ownership in Meier Management Company, LLC. Also includes 75,000 shares of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on August 10, 2015, 33 1/3% of the shares of restricted common stock will vest on August 10, 2016 and 33 1/3% of the shares of restricted common stock will vest on August 10, 2017. Also includes fully vested options to acquire 58,234 shares of common stock.

(7)	Includes (a) 75,000 shares of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on December 22, 2015, 33 1/3% of the shares of restricted common stock will vest on December 22, 2016 and 33 1/3% of the shares of restricted common stock will vest on December 22, 2017 and (b) 35,000 shares of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on August 10, 2015, 33 1/3% of the shares of restricted common stock will vest on August 10, 2016 and 33 1/3% of the shares of restricted common stock will vest on August 10, 2017. Also includes fully vested options to acquire 39,468 shares of common stock.

(8)	Includes (a) 18,750 shares of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on August 12, 2015, 33 1/3% of the shares of restricted common stock will vest on August 12, 2016 and 33 1/3% of the shares of restricted common stock will vest on August 12, 2017 and (b) 23,734 shares of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock will vest on August 10, 2016, 33 1/3% of the shares of restricted common stock will vest on August 10, 2017 and 33 1/3% of the shares of restricted common stock will vest on August 10, 2018. Also includes fully vested options to acquire 14,521 shares of common stock (in the case of Mr. Iversen), 12,048 shares of common stock (in the case of Mr. Ronca) and 22,806 shares of common stock (in the case of Mr. Cryan).

(9)	The address of Mr. Cryan is 2 Hampshire Road, Bronxville, New York 10708.

(10)	The address of Mr. Iversen is 4928 FM 1374 Road, Huntsville, Texas 77340.

(11)	The address of Mr. Ronca is 17318 Chagall Lane, Spring, Texas 77379.

(12)	The address of Mr. Cashion is 20615 Sundance Springs Lane, Spring, Texas 77379

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding our existing equity compensation plans as of December 31, 2015.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	493,993 (1)	$2.36	1,061,176 (2)
Equity compensation plans not approved by security holders	-	-	—
Total as of December 31, 2015	493,993	$2.36	1,061,176

_________________

(1)	Consists of 86,500 shares under the 2014 Employee Stock Incentive Plan and 407,493 shares under the 2015 Long Term Incentive Plan.
(2)	Consists of 1,061,176 shares remaining available for future issuance under the 2015 Long Term Incentive Plan. The 2014 Employee Stock Incentive Plan was frozen by the Board of Directors such that no future grants of awards will be made and the 2014 Employee Stock Incentive Plan remains effective only with respect to awards outstanding as of June 15, 2015 until they expire according to their terms.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Related Party Transactions

On January 1, 2016, we completed the divestiture of our interest in Superior Auto Body and Paint (“SAB”), by selling the remaining ownership interests in the business operations to a third party. We hired an independent third party evaluation firm to determine the value of the operations of SAB. The firm determined the value was $101,400 for the portion owned by us. We received a $50,700 payment and a nine month note for $50,700.

We will continue to lease certain of its facilities to SAB. We recorded rental income from the related party in the amounts of $199,902 and $144,943, for the year ended December 31, 2015 and 2014, respectively.

Policies and Procedures for Related Party Transactions

Any request for us to enter into a transaction with an executive officer, director, principal stockholder or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000, must first be presented to our audit committee for review, consideration and approval. All of our directors and executive officers are required to report to the audit committee chair any such related person transaction. In approving or rejecting the proposed agreement, our audit committee shall consider the facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our audit committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests and the best interests of our stockholders, as our audit committee determines in the good faith exercise of its discretion. If we should discover related person transactions that have not been approved, the audit committee will be notified and will determine the appropriate action, including ratification, rescission or amendment of the transaction.

Director Independence

The Board has determined that the following members are independent within the meaning of the listing rules of the NYSE MKT: Terence Cryan, Robert Iversen and Michael Ronca.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accountant Fees

The following table sets forth the fees incurred by us in fiscal years 2014 and 2015 for services performed by Hein & Associates, LLP:

	December 31, 2015	December 31, 2014
Audit Fees (1)	$165,379	$755,898
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$165,379	$755,898

(1)	Audit fees are fees paid to Hein & Associates, LLP for professional services related to the audit and quarterly reviews of our financial statements and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. These fees also include audit costs associated with our initial public offering in May 2014, including $546,654 in 2014.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accountants

The charter of the Audit Committee and its pre-approval policy require that the Audit Committee review and pre-approve the Company’s independent registered public accounting firm's fees for audit, audit-related, tax and other services. The Chairman of the Audit Committee has the authority to grant pre-approvals, provided such approvals are within the pre-approval policy and are presented to the Audit Committee at a subsequent meeting. For the year ended December 31, 2015, the Audit Committee approved 100% of the services described above under the captions “Audit Fees.”

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 7 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

3.	Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated December 15, 2013, between Meier Management Company, LLC, Meier Family Holding Company, LLC, and SD Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014S-1).

3.2	Articles of Amendment to Articles of Incorporation (name change) (incorporated by reference to Exhibit 3.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 6, 2014).

3.3	Bylaws with Exhibit A (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.2+	2014 Employee Stock Incentive Plan with forms of award agreements as Exhibits (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.3+	Form of Executive Employment Agreement between SD Company, Inc. and Troy Meier, as CEO (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).

10.4+	Form of Executive Employment Agreement between SD Company, Inc. and Annette Meier, as President (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).

10.5+	Form of Executive Employment Agreement between SD Company, Inc. and Christopher Cashion, as CFO (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).

10.6	Vendor Agreement between Superior Drilling Products, LLC, and Hughes Christensen, a division of Baker Hughes Oilfield Operations, Inc., dated October 28, 2013 with Exhibit A (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.7	Commercial Lease, dated August 15, 2013, between Meier Properties, Series LLC, as landlord, and Baker Hughes Oilfield Operations, Inc., as tenant (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.8	Acknowledgement letter, dated September 11, 2013, between Superior Drilling Products, LLC and Hard Rock Solutions, Inc., regarding the Drill N Ream commissions (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.9	Membership Interest Purchase Agreement (MIPA), dated January 28, 2014, between Hard Rock Solutions, Inc., as seller, and Superior Drilling Products, LLC, as buyer, of Hard Rock Solutions, LLC, with Exhibits (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.10	Intellectual Property Protection Agreement (IPPA), dated January 28, 2014, between 3cReamers, LLC, Hard Rock Solutions, LLC, James D. Isenhour, and Troy Meier (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.11	Form of Subordinated Promissory Note from Hard Rock Solutions LLC and Superior Drilling Products LLC, as borrower, in favor of Hard Rock Solutions, Inc., as lender, to be executed upon closing of the Hard Rock acquisition (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.12	Form of Security and Pledge Agreement between SD Company, Inc., as debtor, in favor of Hard Rock Solutions, Inc., as secured party, to be executed upon closing of the Hard Rock acquisition with attached Schedule A (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.13	Form of Assignment Agreement between Superior Drilling Products, LLC and SD Company, Inc. assigning SDP’s rights under the MIPA and IPPA to SDC, to be executed in connection with the Reorganization (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.14	Securities Purchase Agreement, dated February 24, 2014, between SD Company, Inc. and Superior Drilling Products, LLC, as borrowers, and D4D, LLC, as lender, for $2 million bridge loan with attached exhibits (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.15	Secured Convertible Promissory Note, dated February 24, 2014, in the original principal amount of $2 million, from SD Company, Inc. and Superior Drilling Products, LLC, as borrowers, in favor of D4D, LLC, as lender, with Exhibits (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.16	Security Agreements, dated February 24, 2014, between SD Company Inc. and Superior Drilling Products, LLC, respectively, as debtors, and D4D LLC, as secured party (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.17	Form of Common Stock Purchase Warrant to be issued by SD Company Inc. in favor of D4D LLC upon conversion of $2 million bridge loan with attached exhibits (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.18	Form of Registration Rights Agreement to be entered into between SD Company Inc. and D4D, LLC upon conversion of $2 million bridge loan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.19	Standard Industrial/Commercial Single-Tenant Lease, dated January 17, 2014, between Superior Drilling Products of California, LLC (SDP(CA)), as lessor, and Roger Holder, as lessee, with respect to our Bakersfield facilities (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.20	Loan Agreement, dated July 3, 2012, between Meier Properties, Series LLC and Superior Drilling Products LLC, as co-borrowers, and Proficio Bank, as lender. (Proficio Loan 1) (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.21	Term Note, dated July 3, 2012, from Meier Properties, Series LLC and Superior Drilling Products LLC, as co-borrowers, and Proficio Bank, as lender, in the original principal amount of $240,000. (Proficio Loan 1) with attached exhibits (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.22	Deed of Trust, Security Agreement and Assignment of Leases and Rents, dated July 3, 2012, from Meier Properties, Series LLC, as grantor, to Proficio Bank, as trustee, and Proficio Bank, as beneficiary. (Proficio Loan 1) (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.23	Loan Agreement(s), dated December 30, 2013, between Superior Drilling Products, LLC, Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, respectively, and Proficio Bank, as lender. (Proficio Loan 2) (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.24	U.S. Small Business Administration Note, dated December 30, 2013, from Superior Drilling Products, LLC, Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, in favor of Proficio Bank, as lender, in the original principal amount of $627,000. (Proficio Loan 2) (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.25	Unconditional Guaranty(s) from each of Gilbert Troy Meier, Annette D. Meier, the Gilbert Troy Meier Trust, the Annette Deuel Meier Trust, and Meier Family Holding Company, guarantor(s), respectively, to Proficio Bank, as lender, each dated December 30, 2013. (Proficio Loan 2) (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.26	Term Note, dated February 4, 2013, between Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, and Proficio Bank, as lender, in the original principal amount of $592,000. (Proficio Loan 3) (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.27	Third Amendment to Loan Agreement (dated December 18, 2013), Second Amendment to Loan Agreement (dated June 15, 2009), First Amendment to Loan Agreement (dated December 10, 2007), and original Loan Agreement (dated August 10, 2007), between Tronco Energy Corporation, as borrower, Philco Exploration, LLC, as subsidiary, and Fortuna Asset Management LLC (and its assignee ACF Property Management, Inc. for the amendments). (Tronco Loan) (incorporated by reference to Exhibit 10.43 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.28	Second Amended and Restated Promissory Note, dated January 1, 2014, between Tronco Energy Corporation, as borrower, and ACF Property Management Inc. as lender (assignee from Fortuna Asset Management LLC). (Tronco Loan) (incorporated by reference to Exhibit 10.44 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.29	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc. as secured party; and Owner Consent to Pledge from Meier Family Holding Company, LLC, with respect to 95% of the limited liability company interests in Superior Drilling Products, LLC, each dated June 15, 2009. (Tronco Loan) (incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.30	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc. as secured party; and Owner Consent to Pledge from Meier Management Company, LLC, with respect to 5% of the limited liability company interests in Superior Drilling Products, LLC, each dated June 15, 2009. (Tronco Loan) (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.31	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc., as secured party; and Owner Consent to Pledge from Meier Management Company, with respect to 100% of the limited liability company interests in Superior Design and Fabrication, LLC, each dated December 18, 2013. (Tronco Loan) (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.32	Guaranty(s) from Gilbert Troy Meier Trust (dated August 10, 2009), and from Superior Drilling Products, LLC and Superior Design and Fabrication, LLC (dated December 18th, 2013), in favor of ACF Property Management, Inc., as lender. (Tronco Loan) (incorporated by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.33	Loan Purchase Agreement between ACF Property Management Inc., as lender and seller, SD Company Inc., as buyer, and Tronco Energy Corporation, as borrower, dated January 1, 2014. (Tronco Loan) (incorporated by reference to Exhibit 10.49 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.34	Loan Agreement, dated April 3, 2012, between Meier Properties Series LLC and Superior Auto Body & Paint LLC (SABP) as co-borrowers, and Mountain West Small Business Finance, as lender. (SABP Loan 1); Change in Terms Agreement dated March 19, 2012, between Superior Auto BODY & Paint LLC, as borrower and Mountain America Credit Union, as Lender; and Change in Terms Agreement dated March 19, 2012, between Superior Auto BODY & Paint LLC, as borrower and Mountain America Credit Union, as Lender (incorporated by reference to Exhibit 10.50 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).

10.35	Promissory Note dated March 19, 2012, from Superior Auto Body and Paint LLC, as borrower, in favor of Mountain America Credit Union in the amount of $1,698,005.00 (incorporated by reference to Exhibit 10.51 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.36	Loan Agreement, dated May 25, 2012, between Meier Properties Series LLC and SABP, as co-borrowers and Mountain West Small Business Finance, as lender. (SABP Loan 2) (incorporated by reference to Exhibit 10.52 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.37	U.S. Small Business Administration Note, dated May 25, 2012, between Meier Properties, Series LLC, as debtor, SABP, as operating company, and Mountain West Small Business Finance, as lender, in the original principal amount of $1,159,000.00 (SABP Loan 2) (incorporated by reference to Exhibit 10.53 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.38	Security Agreement(s), dated May 25, 2012, between each of Meier Properties, Series LLC and SABP, as debtor(s), and Mountain West Small Business Finance, as lender. (SABP Loan 2) (incorporated by reference to Exhibit 10.54 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.39	Continuing Guaranty, dated May 20, 2011, by Superior Drilling Products , as guarantor, to Mountain America Federal Credit Union, as lender. (SABP Loans 1 and 2) (incorporated by reference to Exhibit 10.55 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.40	Lease, dated May 25, 2012, between Meier Properties, Series LLC, as lessor, and SABP, as lessee (incorporated by reference to Exhibit 10.56 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.41	Confirmation of Guaranties from Troy Meier, Annette Meier, the G. Troy Meier Trust, and the Annette Deuel Meier Trust, to Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.57 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.42	Stock Pledge Agreement between Meier Management Company, LLC and Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.58 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.43	Stock Pledge Agreement between Meier Family Holding Company, LLC and Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.59 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.44	Loan Agreement dated February 4, 2013, between Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, and Proficio Bank, as lender. (Proficio Loan 3) (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.45	Exclusive Manufacturing, Marketing, Sales and Consulting Agreement among Hard Rock Solutions, LLC, Extreme Technologies, LLC, Tenax Energy Solutions, LLC and Kevin Jones dated January 9, 2015 (incorporated by reference to Exhibit 10.45 to the Company’s annual report on form 10-K for the year ended December 31, 2014 filed on March 31, 2015.

10.46	Business Loan Agreement between Meier Properties, Series LLC and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.47	Commercial Guaranty between Superior Drilling Products, Inc. and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.48	Commercial Guaranty between G. Troy Meier and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.49	Commercial Guaranty between Annette Meier and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.50	Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated April 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.51+	Form of Nonstatutory Stock Option Agreement (3 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.52+	Form of Nonstatutory Stock Option Agreement (2 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.53+	Form of Award of Restricted Stock (3 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.54+	Form of Award of Restricted Stock (2 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.55+	2015 Long Term Incentive Plan effective June 15, 2015 (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2015).

10.56	Second Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated September 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2015).

10.57**	Business Subcontractor Agreement between Hard Rock Solutions, LLC and Baker Hughes Oilfield Operations, Inc. dated January 25, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 29, 2016).

10.58	Loan and Security Agreement among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock, LLC and Extreme Technologies, LLC as co-Borrowers and Federal National Commercial Credit as Lender date March 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

10.59	Promissory Note dated March 8, 2016 issued in favor of Federal National Commercial Credit as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

10.60	Term Promissory Note dated March 8, 2016 issued in favor of Federal National Commercial Credit as Lender (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

10.61	Subordination Agreement among Superior Drilling Products, Inc., Meier Management Company, LLC and Federal National Commercial Credit dated March 8, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2016).

23.1	Consent of Hein & Associates LLP

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

 _____________________

*	Filed herewith.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment accepted by the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR DRILLING PRODUCTS, INC.
Date: April 29, 2016	By:	/s/ G. Troy Meier
G. Troy Meier, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ G. Troy Meier	Chief Executive Officer and Director	April 29, 2016
G. Troy Meier	(Principal Executive Officer)

/s/ Christopher Cashion	Chief Financial Officer	April 29, 2016
Christopher Cashion	(Principal Financial and Principal
Accounting Officer)

/s/ Annette Meier	President, Chief Operating Officer and	April 29, 2016
Annette Meier	Director

/s/ Terence Cryan	Director	April 29, 2016
Terence Cryan

/s/ Robert Iversen	Director	April 29, 2016
Robert Iversen

/s/ Michael V. Ronca	Director	April 29, 2016
Michael V. Ronca

