Form 10-Q
period 2016-03-31
Superior Drilling Products, Inc.
filed 2016-05-16
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Yes ☐ No  ☒

There were 17,459,605 shares of common stock, $0.001 par value, issued and outstanding as of May 16, 2016.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED MARCH 31, 2016

PART I -    FINANCIAL INFORMATION

Item 1.  Financial Statements

Superior Drilling Products, Inc.

Consolidated Condensed Balance Sheets

(Unaudited)

ASSETS	March 31, 2016	December 31, 2015
Current assets
Cash	$767,023	$1,297,002
Accounts receivable	830,952	1,861,002
Prepaid expenses	96,564	179,450
Inventory	1,478,763	1,410,794
Other current assets	123,435	-
Total current assets	3,296,737	4,748,248
Property, plant and equipment, net	14,252,931	14,655,502
Intangible assets, net	10,414,445	11,026,111
Note receivable	8,296,717	8,296,717
Other assets	17,554	28,321
Total assets	$36,278,384	$38,754,899
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$558,355	$638,593
Accrued expenses	459,041	809,765
Line of credit, net	194,136	-
Income tax payable	2,000	2,000
Current portion of capital lease obligation	342,882	332,185
Current portion of related party debt obligation	781,922	555,393
Current portion of long-term debt	4,723,548	2,636,241
Total current liabilities	7,061,884	4,974,177
Other long term liability	880,032	880,032
Capital lease obligation, less current portion	156,162	246,090
Related party debt, less current portion	-	271,190
Long-term debt, net, less current portion	13,990,827	16,208,699
Total liabilities	22,088,905	22,580,188
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 17,459,605 and 17,459,605 shares issued and outstanding, respectively	17,460	17,460
Additional paid-in-capital	31,636,828	31,379,520
Retained deficit	(17,464,809)	(15,222,269)
Total stockholders' equity	14,189,479	16,174,711
Total liabilities and stockholders' equity	$36,278,384	$38,754,899

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015

Revenue	$1,444,626	$4,074,617

Operating cost and expenses
Cost of revenue	1,020,614	1,921,430
Selling, general, and administrative expenses	1,290,606	2,057,380
Depreciation and amortization expense	1,234,424	1,148,496

Total operating costs and expenses	3,545,644	5,127,306

Operating loss	(2,101,018)	(1,052,689)

Other (expense) income
Interest income	78,368	73,275
Interest expense	(363,468)	(560,426)
Other income	56,726	72,060
Gain (loss) on disposal of PP&E	86,852	(55,220)
Total other expense	(141,522)	(470,311)

Loss before income taxes	(2,242,540)	(1,523,000)
Income tax expense (benefit)	-	(479,912)

Net loss	$(2,242,540)	$(1,043,088)

Basic loss per common share	$(0.13)	$(0.06)
Basic Weighted Average Common Shares Outstanding	17,459,605	17,291,646
Diluted loss Per Common Share	$(0.13)	$(0.06)
Diluted Weighted Average Common Shares Outstanding	17,459,605	17,291,646

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Consolidated Condensed Statements Of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(2,242,540)	$(1,043,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	1,246,880	1,148,496
Amortization of debt discount	34,884	226,000
Deferred tax benefit	-	(480,912)
Share – based compensation expense	257,309	52,577
(Loss) gain on disposition of assets	(86,852)	55,220
Changes in operating assets and liabilities:
Accounts receivable	1,030,050	859,576
Inventory	(67,969)	(255,960)
Prepaid expenses and other current assets	(40,549)	37,080
Other assets	(45,566)	87,075
Accounts payable and accrued expenses	(430,964)	(111,278)
Net Cash (Used in) Provided by Operating Activities	(345,317)	574,786

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(145,791)	(223,452)

Net Cash Used in Investing Activities	(145,791)	(223,452)

Cash Flows From Financing Activities
Principal payments on debt	(915,125)	(268,071)
Principal payments on related party debt	(44,661)	-
Principal payments on capital lease obligations	(79,231)	(70,160)
Proceeds received from debt	1,000,000	-
Proceeds received from sale of subsidiary	50,700	-
Proceeds received from payment on note receivable	5,634	-
Debt issuance costs	(56,188)	(32,525)
Net Cash Used in Financing Activities	(38,871)	(370,756)

Net Decrease in Cash	(529,979)	(19,422)
Cash at Beginning of Period	1,297,002	5,792,388
Cash at End of Period	$767,023	$5,772,966
Supplemental information:
Cash paid for Interest	$536,315	$334,426

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

March 31, 2016

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

Basis of Presentation

The accompanying consolidated condensed financial statements of the Company include the accounts of the Company, and of its wholly-owned subsidiaries (a) Superior Drilling Solutions, LLC (previously known as Superior Drilling Products, LLC), a Utah limited liability company (“SDS”), together with its wholly owned subsidiary, Superior Design and Fabrication, LLC, a Utah limited liability company (“SDF”), (b) Extreme Technologies, LLC, a Utah limited liability company (“ET”), (c) Meier Properties Series, LLC, a Utah limited liability company (“MPS”), (d) Meier Leasing, LLC, a Utah limited liability company (“ML”), and (e) Hard Rock Solutions, LLC, a Utah limited liability company (“HR”). These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and all significant intercompany accounts have been eliminated in consolidation.

As a company with less than $1.0 billion in revenue during its last fiscal year and which completed its initial public offering after December 2011, we qualify as an emerging growth company as defined in the recently enacted Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of exemptions from various reporting requirements applicable to other public companies that are not an “emerging growth company.”

Unaudited Interim Financial Information

These interim consolidated condensed financial statements for the three months ended March 31, 2016 and 2015, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations expected for the year ended December 31, 2016. These interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2015 and 2014 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”).

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated to give effect to potentially issuable common shares, which include stock warrants. As of March 31, 2016, the Company had warrants exercisable for 714,286 shares of common stock at $4.00 per share. These warrants have a four year term expiring in February 2018. These warrants were anti-dilutive for the three months ended March 31, 2016 and 2015.

During the month of March 2016, the Board of Directors granted options to acquire 309,133 shares of stock from the Company’s 2015 Long Term Incentive Plan to directors, officers and employees. All options were anti-dilutive for earnings per share for the three months ended March 31, 2016.

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

Income Taxes

The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled and for operating loss carry forwards. These deferred tax assets and liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse and the carry forwards are expected to be realized. As of March 31, 2016 a full valuation allowance has been applied to the Company’s deferred tax assets.

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

On March 4, 2016, the Board of Directors granted options to acquire 78,944 shares of stock from the Company’s 2015 Long Term Incentive Plan to officers and employees based on the closing price of the Company’s common stock on the date of the grant, which was $1.73. These options vested 100% on the grant date and have a ten year term expiring on March 4, 2026. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

On March 18, 2016, the Board of Directors granted options to acquire 81,714 shares of stock from the Company’s 2015 Long Term Incentive Plan to officers and employees based on the closing price of the Company’s common stock on the date of the grant, which was $1.67. These options vested 100% on the grant date and have a ten year term expiring on March 18, 2026. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

On March 31, 2016, the Board of Directors granted options to acquire 148,475 shares of stock from the Company’s 2015 Long Term Incentive Plan to directors, officers and employees based on the closing price of the Company’s common stock on the date of the grant, which was $1.37. These options vested 100% on the grant date and have a ten year term expiring on March 31, 2026. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

Liquidity

As of March 31, 2016 we had a working capital deficit of $3,765,147, cash used in operations of $345,317 and net loss of $2,242,540. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, and repayment of debt. Given the current environment of the oil and gas industry, we anticipate that our bit refurbishment and DNR rental tool revenues will continue to decline in 2016.

Our operational and financial strategies include lowering our operating costs and DNR rental tool capital spending to match revenue trends, managing our working capital and managing our debt to enhance liquidity. On March 8, 2016, the Company entered into a financing agreement with Federal National Commercial Credit (“FNCC”) in the amount $3 million. The financing agreement includes a $500,000 term loan collateralized with previously unencumbered manufacturing equipment and the remaining balance is a $2.5 million accounts receivable revolving credit facility allowing up to 85% of eligible accounts receivable. As of March 31, 2016, there was $242,716 outstanding under the financing agreement.

Our current ability to fund our monthly debt payments is dependent on our cash flows from operations. We will attempt to renegotiate the Hard Rock Note, with the intent to postpone debt repayment dates and/or convert debt to common shares. To further conserve cash, during the first quarter, we implemented a salary for stock options program for senior management and board of directors and further reduced our workforce. Based on our current 2016 operating financial expectations and availability under our financing agreement with FNCC, and based on the assumption that we are successful in both restructuring the Hard Rock Note, and raising third party capital, we believe we will have sufficient cash to fund our operations, capital expenditures and debt payments for the remainder of 2016. We are also continuing to pursue various other possible options for raising necessary capital.

Although as a public company we have access to the public markets for capital raises, we cannot provide any assurances that financing will be available to us in the future on acceptable terms or at all. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. This will require us to find additional avenues to decrease spending which may hinder our ability to effectively compete in the current oil and gas market.

Accounting Standards

In April 2015, FASB issued an accounting standards update for “Interest – Imputation of Interest,” which simplifies the presentation of debt issuance costs. This accounting standard update requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new update if effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years). The adoption of this new accounting standard update resulted in a reclassification of debt issuance costs from Other assets to Line of Credit, net and Long term debt, net. See Note 5 “Long-Term Debt” for disclosure of debt issuance costs. Adoption of this accounting standard update did not impact our statements of operations or cash flows.

NOTE 2. INVENTORY

Inventory is comprised of the following:

	March 31, 2016	December 31, 2015
Raw material	$964,766	$968,254
Work in progress	134,723	117,661
Finished goods	379,274	324,879
	$1,478,763	$1,410,794

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	March 31, 2016	December 31, 2015
Land	$2,268,039	$2,268,039
Buildings	4,847,778	4,847,778
Buildings – Superior Auto Body	2,213,729	2,213,729
Leasehold improvements	717,232	717,232
Machinery and equipment	7,397,974	7,200,530
Machinery under capital lease	2,322,340	2,322,340
Furniture and fixtures	507,557	507,554
Transportation assets	1,317,397	1,317,397
	21,592,046	21,394,599
Accumulated depreciation	(7,339,115)	(6,739,097)
	$14,252,931	$14,655,502

Depreciation expense related to property, plant and equipment for the three months ended March 31, 2016 and 2015 was $622,757 and $530,827, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	March 31, 2016	December 31, 2015
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(4,485,555)	(3,873,889)
	$10,414,445	$11,026,111

Amortization expense related to intangible assets for the three months ended March 31, 2016 and 2015 was $611,667 and $617,669, respectively.

Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of March 31, 2016, the Company reviewed the net balance of the intangible assets and determined no impairment was needed.

NOTE 5. LONG-TERM DEBT

Long-term debt is comprised of the following:

	March 31, 2016	December 31, 2015
Real estate loans (net of debt issuance costs discount of $4,427)	$7,503,490	$7,590,042
Hard Rock Note (net of $229,776 and $261,493 discount, respectively)	9,270,224	9,738,521
Line of credit (net of debt issuance costs discount of $48,580)	194,136	-
Machinery loans	1,317,695	857,947
Transportation loans	622,966	658,430
	18,908,511	18,844,940
Current portion of long-term debt	(4,917,684)	(2,636,241)
	$13,990,827	$16,208,699

New Credit Agreement - Effective March 8, 2016, the Company announced the completion of a $3 million credit facility, pursuant to a Loan and Security Agreement among us and certain of our subsidiaries, as the borrowers, and Federal National Commercial Credit (“FNCC”), as the lender. The credit facility is comprised of a two year $2.5 million accounts receivable revolving promissory note and a $500,000 term promissory note. This credit facility includes a validity guarantee executed by Troy Meir.

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

The credit facility also includes the following debt covenants: (a) Fixed Charge Coverage Ratio of not less than 0.10 tested monthly from June 30 through August 31, 2016, then 0.35 for September 30 and October 31, 2016, and then 1.00 for November 30, 2016 and each month thereafter; (b) Debt-to-Tangible Net Worth of not greater than 4.35 tested monthly from April 30 through August 31, 2016 and then 4.25 for September 30, 2016 and each month thereafter; and (c) Liquid Ratio of at least 0.325 tested monthly from April 30 through September 30, 2016 and then 0.40 for October 30, 2016 and each month thereafter.

As of March 31, 2016, the outstanding balance of the revolving promissory note and term promissory note was $242,716 and $500,000, respectively. The net availability from the revolving promissory note as of March 31, 2016 was approximately $485,000.

On May 12, 2016 the Company and FNCC entered into an amendment to the credit agreement changing the following: (a) Fixed Charge Coverage Ratio of not less than 0.10 tested monthly from July 30 through August 31, 2016, then 0.35 for September 30 and October 31, 2016, and then 1.00 for November 30, 2016 and each month thereafter; (b) Debt-to-Tangible Net Worth of not greater than 4.35 tested monthly from June 30 through August 31, 2016 and then 4.25 for September 30, 2016 and each month thereafter; and (c) Liquid Ratio of at least 0.325 tested monthly from June 30 through September 30, 2016 and then 0.40 for October 30, 2016 and each month thereafter.

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

We believe that Del-Rio’s claims are without merit, and all defendants are actively defending in this matter. In particular, SDS’ and MPS’ only involvement was to grant guaranties and/or security interests in their respective separate personal and real property to ACF to additionally collateralize the Tronco loan before its purchase by us. In addition, since the Meiers’ and their personal trusts guaranty repayment of the Tronco loan, we believe that the basis of Del-Rio’s damages claims are nullified. Consequently, we do not believe that Del Rio’s purported claims against SDS and MPS will have any material adverse effect on our cash flow, business, or operations. As of March 31, 2016, there have been no updates or decisions made concerning this matter.

NOTE 7. RELATED PARTY TRANSACTIONS

Superior Auto Body

On January 1, 2016, the Company completed the divestiture of our interest in Superior Auto Body and Paint (“SAB”), by selling the remaining ownership interests in the business operations to a third party. The Company hired an independent third party evaluation firm to determine the value of the operations of SAB. The Firm determined the value was $101,400 for the portion owned by the Company. The Company received $50,700 in cash and a note receivable for $50,700. The note requires eight monthly payments of $5,633, which include principal and interest. The final payment of the outstanding balance, including principal and interest, is due on November 24, 2016. This note is shown as other current assets.

The Company will continue to lease certain of its facilities to SAB. We recorded rental income from the related party in the amounts of $49,976 and $49,975, for the three months ended March 31, 2016 and 2015, respectively.

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

As the result of our purchase of the Tronco loan, we have the direct legal right to enforce the collateral and guaranty agreements entered into in connection with the Tronco loan and to collect Tronco’s collateral sales proceeds, in order to recover the loan purchase amount. The Tronco loan continues to be secured by the first position liens on all of Tronco assets, as well as by the guarantees of Troy and Annette Meier (the “Meier Guaranties”), which are directly payable to and legally enforceable by us. In addition, the Meiers have provided us with stock pledges in which they pledge all of their shares of our common stock held by their family entities (the ‘‘Meier Stock Pledge’’), as collateral for the Meiers’ guaranties until full repayment of Tronco loan. The certificates representing the 8,814,860 pledged shares are being held in third-party escrow until full repayment of the Tronco loan. At a $1.80 per share price at closing of the NYSE MKT on May 2, 2016, the pledged shares would currently have a market value of over $15.8 million, significantly more than the amount necessary to repay the Tronco loan, even if no Tronco assets were sold.

During July 2014, the Board of Directors agreed to restructure the Tronco loan effective May 29, 2014. As part of this restructuring the interest rate was decreased to the prime rate of JPMorgan Chase Bank plus 0.25%, which was 3.75% as of March 31, 2016. The payment requirements and schedule were also changed with the restructuring. Only interest was due on December 31, 2014, and a balloon payment of all unpaid interest and principal is due in full at maturity on December 31, 2015. As of November 10, 2015, the Board of Directors agreed to extend the terms of the Tronco loan to interest only payments due on December 31, 2015 and 2016, with a balloon payment of all unpaid interest and principal due in full maturity on December 31, 2017. The Meiers made the December 31, 2015 interest payment by offsetting amounts due against their Founders notes.

NOTE 8. SHARE BASED COMPENSATION

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

On March 4, 2016, the Board of Directors granted options to acquire 78,944 shares of stock from the Company’s 2015 Incentive Plan to officers and employees based on the closing price of the Company’s common stock on the date of the grant, which was $1.73. These options vested 100% on the grant date and have a ten year term expiring on March 4, 2026. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

On March 18, 2016, the Board of Directors granted options to acquire 81,714 shares of stock from the Company’s 2015 Incentive Plan to officers and employees based on the closing price of the Company’s common stock on the date of the grant, which was $1.67. These options vested 100% on the grant date and have a ten year term expiring on March 18, 2026. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

On March 31, 2016, the Board of Directors granted options to acquire 148,475 shares of stock from the Company’s 2015 Incentive Plan to directors, officers and employees based on the closing price of the Company’s common stock on the date of the grant, which was $1.37. These options vested 100% on the grant date and have a ten year term expiring on March 31, 2026. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

The fair value of stock options granted to employees and directors was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

	Years Ended March 31
	2016	2015
Expected volatility	49%	N/A
Discount rate	1.09%	N/A
Expected life (years)	3	N/A
Dividend yield	N/A	N/A

NOTE 9. SUBSEQUENT EVENTS

On May 12, 2016, the Company and FNCC signed an second amendment to the loan and security agreement changing the dates of the covenant calculations to the following: (a) Fixed Charge Coverage Ratio of not less than 0.10 tested monthly from July 30 through August 31, 2016, then 0.35 for September 30 and October 31, 2016, and then 1.00 for November 30, 2016 and each month thereafter; (b) Debt-to-Tangible Net Worth of not greater than 4.35 tested monthly from June 30 through August 31, 2016 and then 4.25 for September 30, 2016 and each month thereafter; and (c) Liquid Ratio of at least 0.325 tested monthly from June 30 through September 30, 2016 and then 0.40 for October 30, 2016 and each month thereafter.

On May 12, 2016, the Company entered into a distribution agreement with Drilling Tools International, Inc. (“DTI”) establishing DTI as the exclusive distributor of SDP’s patented Drill-N-Ream tool. In exchange for the distribution rights, DTI has agreed to purchase a minimum operating fleet of Drill-N-Ream tools in 2016. DTI’s exclusive rights to provide the Drill-N-Ream to customers in the distribution territory are dependent upon achievement of certain sales objectives. The agreement is a multi-year agreement and will remain in effect subject to the performance targets being met during the term of the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of March 31, 2016, and our results of operations for the three months ended March 31, 2016 and 2015. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the years ended December 31, 2015 and 2014, which were included in the Company’s annual form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”).

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

These statements are based on assumptions and analyses in light of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and the following:

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

Nature of Operations

Superior Drilling Products, Inc. is a drilling and completion tool technology company. We are an innovative, cutting-edge refurbisher of PDC (polycrystalline diamond compact) drill bits, and a designer and manufacturer of new drill bit and horizontal drill string enhancement tools for the oil, natural gas and mining services industry. All of the drilling tools that we rent and sell are manufactured by us. Our customers are engaged in domestic and international exploration and production of oil and natural gas. We were incorporated on December 10, 2013 under the name SD Company, Inc. in order to facilitate (a) the reorganization of the entities that are now our consolidated subsidiaries and (b) the subsequent acquisition of Hard Rock Solutions, LLC (“HR”). We changed our name from SD Company Inc. to Superior Drilling Products, Inc. on May 22, 2014 in conjunction with closing of that reorganization and our initial public offering which occurred on May 23, 2014 (“Offering” or “IPO”). Our corporate headquarters and manufacturing operations are located in Vernal, Utah. Our common stock trades on the NYSE MKT exchange under the ticker symbol “SDPI”.

Our subsidiaries include (a) Superior Drilling Solutions, LLC (previously known as Superior Drilling Products, LLC), a Utah limited liability company (“SDS”), together with its wholly owned subsidiary Superior Design and Fabrication, LLC, a Utah limited liability company (“SDF”), (b) Extreme Technologies, LLC, a Utah limited liability company (“ET”), (c) Meier Properties Series, LLC, a Utah limited liability company (“MPS”), (d) Meier Leasing, LLC, a Utah limited liability company (“ML”), (e) HR.

Overview

We currently have three basic operations:

•	Our PDC drill bit refurbishing and manufacturing service,

•	Our emerging technologies business that manufactures the Drill N Ream tool, the V-Stream Advanced Conditioning System, Dedicated Reamer Stinger, and our innovative drill string enhancement tool, the Strider Oscillation System, and

•	Our new product development business that conducts our research and development, and designs our new completion bits, horizontal drill string enhancement tools, other down-hole drilling technologies, and drilling tool manufacturing technologies. Over the next twelve to eighteen months we are focusing on commercialization of our new products.

From our headquarters in Vernal, Utah, we operate a technologically advanced PDC drill bit refurbishing facility, as well as a state-of-the-art, high-tech drilling and completion tool engineering design and manufacturing operation. We manufacture our drill string enhancement tools, including the patented “Drill N Ream” well bore conditioning tool and Strider Oscillation system, and conduct our new product research and development from this facility. We believe that we continue to set the trend in oil and gas drill bit and drill string tool technology and design.

Our co-founder, Troy Meier, developed the first commercially-viable process for refurbishing PDC drill bits after a successful 13-year career with a predecessor of our largest client, Baker Hughes. For the past 20 years, we have exclusively provided our PDC drill bit refurbishing services for the Rocky Mountain, California and Alaska regions of Baker Hughes’s substantial oilfield operations. In addition, we have expanded our offerings and our customer base by demonstrating our engineering, design and manufacturing expertise of down-hole drilling tools. We continuously work with our customers to develop new products and enhancements to existing products, improve efficiency and safety, and solve complex drilling tool problems. We employ a senior work force with specialized training and extensive experience related to drill bit refurbishing and tooling manufacturing. They produce our products and services using a suite of highly technical, purpose-built equipment, much of which we design and manufacture for our proprietary use. Our manufacturing equipment and products use advanced, technologies that enable us to increase efficiency, enhance product integrity, and improve safety.

Drilling Industry Background

Overview

Drilling and completion of oil and gas wells is part of the oilfield services group within the energy industry. The drilling industry is often segmented into the North American market and the International market. These markets share common exposure to the same macro environment, but also exhibit unique factors that drive the dynamics of each market.

Oilfield services companies drill the wells for hydrocarbon exploration and production (“E&P”) companies. Demand for onshore drilling is a function of the willingness of E&P companies to make operating and capital expenditures to explore for, develop and produce hydrocarbons. When oil or natural gas prices increase, E&P companies generally increase their capital expenditures, resulting in greater revenues and profits for both drillers and equipment manufacturers. Likewise, as discussed below under “Trends in the Industry,” significant decreases in the prices of those commodities typically lead E&P companies, as we have seen in recent months, to reduce their capital expenditures, which decreases the demand for drilling equipment.

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

Declining Rig Count; Industry Volatility. Our business is highly dependent upon the vibrancy of the oil and gas drilling operations in the U.S. During the latter half of 2014 and throughout 2015, oil prices dramatically declined in the United States and as a result, the number of operating drilling rigs began to be reduced. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. For example, the NYMEX-WTI oil price has recently been as low as $26.68, while the NYMEX-Henry Hub natural gas price has recently been as low as $1.83 per MMBtu. Per Baker Hughes weekly rotary rig count has now decreased over 70% from the high of 1,840 as of December 24, 2014 to 415 as of May 6, 2016. 2015 was a very challenging year for us as we worked to expand the market share with our Drill N Ream tool and introduce the Strider tool against these massive headwinds.

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

RESULTS OF OPERATIONS

The following table represents our condensed consolidated statement of operations for the periods indicated:

	Three-Months Ended March 31,
(in thousands)	2016		2015
Revenue	$1,444	100%	$4,075	100%
Operating costs and expenses	3,546	245%	5,127	126%
Loss from continuing operations	(2,101)	(145)%	(1,053)	(26)%
Other expense	(142)	(10)%	(470)	(12)%
Income tax benefit	-	-%	480	12%
Net loss	$(2,243)	(155)%	$(1,043)	(26)%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

For the three months ended March 31, 2016, as compared with the three months ended March 31, 2015

Revenue.  Our revenue decreased approximately $2,630,000, during the three months ended March 31, 2016 compared with the same period in 2015. The decrease was due to a drop in tool rental income and refurbishing business with Baker Hughes. The Company had approximately $902,000 of rental tool revenue and $52,000 of other related revenue for the three months ended March 31, 2016 compared with approximately $2,046,000 of rental tool revenue and $183,000 of other related revenue for the three months ended March 31, 2015. The manufacturing and refurbishing business with Baker Hughes was down measurably from approximately $1,846,000 during the three months ending March 31, 2015 compared with approximately $490,000 for the same period in 2016. The decline was the result of the rapid U.S. rig count reduction from the oil industry slowdown.

Operating Costs and Expenses.  Total operating costs and expenses decreased approximately $1,581,000 during the three months ended March 31, 2016 compared with the same period in 2015.

•	Cost of revenue decreased approximately $901,000 for the three months ended March 31, 2016 in comparison with the same period in 2015. This decrease is a partial reflection of the decrease in revenue and our cost cutting measures in of 2016.

•	Selling, general and administrative expenses (“SG&A”) decreased approximately $767,000 for the three months ended March 31, 2016 compared with the same period in 2015. The decrease was due primarily to layoffs and other cost saving measures due to the downturn of the oil industry.

•	Depreciation and amortization expense increased approximately $86,000 primarily attributable to the depreciation of the Hard Rock assets for the three months ended March 31, 2016 compared to the same period in 2015.

Other Income (Expenses).  Other income and expense primarily consists of rent income, interest income, interest expense and loss on disposition of assets.

•	Other Income. We receive rent from two real property leases: one lease of a building on our Vernal campus and the second for the lease of the Superior Auto Body facilities by a related party. For the three months ended March 31, 2016, lease payments decreased by approximately $15,000 as compared with the three months ended March 31, 2015, due to a decrease in rental income from our Vernal property.

•	Interest Income. For the three months ended March 31, 2016 and 2015 interest income was approximately $78,000 and $73,000, respectively, which increase was mainly due to interest received from the Tronco loan (see Note 7– Related Party Transaction - Tronco Related Loans in our consolidated financial statements included herein).

•	Interest Expense. The interest expense for the three months ended March 31, 2016 and 2015 was approximately $334,000 and $560,000, respectively. Included in interest expense at March 31, 2016 and 2015 was HR debt discount noncash expense of approximately $35,000 and $226,000, respectively.

Liquidity

As of March 31, 2016 we had a working capital deficit of $3,765,147, cash used in operations of $345,317 and net loss of $2,242,540. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, and repayment of debt. Given the current environment of the oil and gas industry, we anticipate that our bit refurbishment and DNR rental tool revenues will continue to decline in 2016.

Our operational and financial strategies include lowering our operating costs and DNR rental tool capital spending to match revenue trends, managing our working capital and managing our debt to enhance liquidity. On March 8, 2016, the Company entered into a financing agreement with Federal National Commercial Credit (“FNCC”) in the amount $3 million. The financing agreement includes a $500,000 term loan collateralized with previously unencumbered manufacturing equipment and the remaining balance is a $2.5 million accounts receivable revolving credit facility allowing up to 85% of eligible accounts receivable. As of March 31, 2016, there was $242,716 outstanding under the financing agreement.

Our current ability to fund our monthly debt payments is dependent on our cash flows from operations. Also, we will attempt to renegotiate the Hard Rock Note, with the intent to postpone debt repayment dates and/or convert debt to common shares. To further conserve cash, during the first quarter, we implemented a salary for stock options program for senior management and board of directors and further reduced our workforce. Based on our current 2016 operating financial expectations and availability under our financing agreement with FNCC, and based on the assumption that we are successful in both restructuring the Hard Rock Note, and raising third party capital, we believe we will have sufficient cash to fund our operations, capital expenditures and debt payments for the remainder of 2016. We are also continuing to pursue various other possible options for raising necessary capital.

Although as a public company we have access to the public markets for capital raises, we cannot provide any assurances that financing will be available to us in the future on acceptable terms or at all. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. This will require us to find additional avenues to decrease spending which may hinder our ability to effectively compete in the current oil and gas market.

Cash Flow

Operating Cash Flows

For the three months ended March 31, 2016, net cash used by our operating activities was approximately $345,000. The Company had approximately $2,243,000 of net loss, approximately $1,030,000 decrease in accounts receivable, a decrease in accounts payable and accrued expenses of approximately $431,000 and depreciation and amortization expense of approximately $1,247,000.

Investing Cash Flows

For the three months ended March 31, 2016, net cash used in our investing activities was approximately $146,000, which was used for property, plant and equipment purchases.

Financing Cash Flows

For the three months ended March 31, 2016, net cash used in our financing activities was approximately $39,000. Approximately $994,000 was used for payments on long-term debt and long-term capital lease obligations and approximately $1,056,000 was provided by proceeds from long-term debt and sale of subsidiary.

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

Components of Income and Expense

Operating Revenue.  We generate revenue from the refurbishment, manufacturing, repair, rentals and sales of drill string tools.

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

º             Drill N Ream Units.   We incur the cost of manufacturing the Drill N Ream units, and we also own those Drill N Ream units, and collect all of the total rental income paid by customers under existing and future Drill N Ream rental service agreements.

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

Rental Tools. We provide rental tool services for our customers. We currently have the Drill N Ream, V-Stream and DR Stinger tools and the Strider Oscillation System available for rent to our customers. Rental includes delivery to customers’ drill rig operations and replacement of tools when in need of repair.

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

On March 4, 2016, the Board of Directors granted options to acquire 78,944 shares of stock from the Company’s 2015 Incentive Plan to officers and employees based on the closing price of the Company’s common stock on the date of the grant, which was $1.73. These options vested 100% on the grant date and have a ten year term expiring on March 4, 2026. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

On March 18, 2016, the Board of Directors granted options to acquire 81,714 shares of stock from the Company’s 2015 Incentive Plan to officers and employees based on the closing price of the Company’s common stock on the date of the grant, which was $1.67. These options vested 100% on the grant date and have a ten year term expiring on March 18, 2026. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

On March 31, 2016, the Board of Directors granted options to acquire 148,475 shares of stock from the Company’s 2015 Incentive Plan to directors, officers and employees based on the closing price of the Company’s common stock on the date of the grant, which was $1.37. These options vested 100% on the grant date and have a ten year term expiring on March 31, 2026. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

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

Concentration of Credit Risk — Historically, substantially all of our revenues were derived from our refurbishing of PDC drill bits and our manufacturing of the Drill N Ream units. However, after the Hard Rock Acquisition, our historical HR revenues and accounts receivable percentages are now spread out among our current customers and Hard Rock’s customers. In the past, we were dependent on just a few main customers, however, we believe that our purchase of Hard Rock and continuing growth of our Strider Oscillation System and manufacturing business will have a positive effect on diversifying our concentration of credit risk in the future.

Accounts Receivable; Allowance for Doubtful Accounts — Accounts receivable are generally due within 60 days of the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. As of March 31, 2016 and as of December 31, 2015, management determined that no allowance for doubtful accounts was deemed necessary due to our expectation that the Company will collect all amounts owed.

Intangible Assets — Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of March 31, 2016, the Company performed an evaluation of the intangible assets. From this analysis we have determined no impairment was needed.

Income Taxes — The Company is a C-corporation for federal and state income tax reporting purposes. Accordingly, we continue to be subject to federal and state income taxes, which may affect future operating results and cash flows. As of March 31, 2016, there is no current deferred tax asset nor deferred tax liability.

Tronco Loan Guaranty — See the discussion of the Tronco loan in Note 7 to our consolidated condensed financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2016 due to certain material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement in our interim financial statements will not be prevented or detected on a timely basis. During the course of our assessment, management identified that the Company has a lack of staffing within its accounting department, in terms of the small number of employees performing its financial and accounting functions, which does not provide the necessary segregation of duties surrounding the cash disbursements process. Management believes the lack of accounting and financial personnel amounts to a material weakness in its internal control over financial reporting ability to adequately prepare financial statements and disclosures, and a lack of accounting expertise to appropriately apply GAAP for complex and non-routine transactions. As a result, at March 31, 2016 and on the date of this Report, its internal control over financial reporting is not effective.

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

Changes in Internal Controls over Financial Reporting

None

Internal Controls and Procedures

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes Oxley Act of 2002, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act of 2002, which requires our management to certify financial and other information in our quarterly and annual reports and we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting. We will not be required to make our first assessment of our internal control over financial reporting until year end 2016.

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

We believe that Del-Rio’s claims are without merit, and all defendants are actively defending in this matter. In particular, SDS’ and MPS’ only involvement was to grant guaranties and/or security interests in their respective separate personal and real property to ACF to additionally collateralize the Tronco loan before its purchase by us. In addition, since the Meiers’ and their personal trusts guaranty repayment of the Tronco loan, we believe that the basis of Del-Rio’s damages claims are nullified. Consequently, we do not believe that Del Rio’s purported claims against SDS and MPS will have any material adverse effect on our cash flow, business, or operations. As of March 31, 2016, there have been no updates or decisions made concerning this matter.

Item 6. Exhibits

The exhibits listed below are filed as part of this report:

Exhibit No.	Description
10.1	Loan and Security Agreement among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock, LLC and Extreme Technologies, LLC as co-Borrowers and Federal National Commercial Credit as Lender dated March 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2016).
10.2	Promissory Note dated March 8, 2016 issued in favor of Federal National Commercial Credit as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 10, 2016).
10.3	Term Promissory Noted dated March 8, 2016 issued in favor of Federal National Commercial Credit as Lender (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 10, 2016).
10.4	Subordination Agreement among Superior Drilling Products, Inc., Meier Management Company, LLC and Federal National Commercial Credit dated March 8, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 10, 2016).
10.5	Form of Fully Vested Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 10, 2016).
10.6	Amended Loan and Security Agreement among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock, LLC and Extreme Technologies, LLC as co-Borrowers and Federal National Commercial Credit as Lender dated March 28, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 30, 2016).
10.7***	Business Subcontractor Agreement between Hard Rock Solutions, LLC and Baker Hughes Oilfield Operations, Inc. dated January 25, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2016).
10.8***	Distribution Agreement between Hard Rock Solutions, LLC and Drilling Tools International, Inc. dated May 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2016).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.
32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier and Christopher D. Cashion.

101.INS *	XBRL Instance

101.XSD *	XBRL Schema

101.CAL *	XBRL Calculation

101.DEF *	XBRL Definition

101.LAB *	XBRL Label

101.PRE *	XBRL Presentation

***	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with

**	Furnished herewith.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR DRILLING PRODUCTS, INC.

Date: May 16, 2016
By: /s/ G. Troy Meier
G. Troy Meier, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Christopher D. Cashion
Christopher D. Cashion, Chief Financial Officer
(Principal Financial Officer)

