Form 10-Q
period 2016-06-30
Superior Drilling Products, Inc.
filed 2016-08-15
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Yes ☐      No ☒

There were 17,511,631 shares of common stock, $0.001 par value, issued and outstanding as of August 15, 2016.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Drilling Products, Inc.

Consolidated Condensed Balance Sheets

(Unaudited)

ASSETS	June 30, 2016	December 31, 2015
Current assets
Cash	$211,917	$1,297,002
Accounts receivable	473,799	1,861,002
Prepaid expenses	81,245	179,450
Inventory	1,280,507	1,410,794
Other current assets	184,486	-
Total current assets	2,231,954	4,748,248
Property, plant and equipment, net	13,430,075	14,655,502
Intangible assets, net	9,802,778	11,026,111
Note receivable	8,296,717	8,296,717
Other assets	17,554	28,321
Total assets	$33,779,078	$38,754,899
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$776,662	$638,593
Accrued expenses	806,388	809,765
Line of Credit	241,876	-
Income tax payable	2,000	2,000
Current portion of capital lease obligation	350,133	332,185
Current portion of related party debt obligation	781,921	555,393
Current portion of long-term debt, net	3,655,426	2,636,241
Total current liabilities	6,614,406	4,974,177
Other long term liability	880,032	880,032
Capital lease obligation, less current portion	94,739	246,090
Related party debt, less current portion	-	271,190
Long-term debt, less current portion, net	14,979,656	16,208,699
Total liabilities	22,568,833	22,580,188
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 17,466,275 and 17,459,605 shares issued and outstanding, respectively	17,466	17,460
Additional paid-in-capital	31,756,300	31,379,520
Retained deficit	(20,563,521)	(15,222,269)
Total stockholders' equity	11,210,245	16,174,711
Total liabilities and stockholders' equity	$33,779,078	$38,754,899

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2016	2015	2016	2015

Revenue	$1,114,469	$2,881,372	$2,559,095	$6,955,990

Operating costs and expenses
Cost of revenue	1,331,985	1,585,018	2,352,597	3,504,050
Selling, general and administrative	1,538,824	1,780,649	2,829,427	3,840,423
Depreciation and amortization	1,200,085	1,170,204	2,446,967	2,318,701

Total operating expenses	4,070,894	4,535,871	7,628,991	9,663,174

Operating loss	(2,956,425)	(1,654,499)	(5,069,896)	(2,707,184)

Other income (expense)
Interest income	77,952	73,293	156,319	146,569
Interest expense	(377,063)	(467,252)	(728,075)	(1,027,680)
Other income	52,225	57,026	108,951	129,085
Gain (loss) on sale of assets	104,599	(27,666)	191,450	(82,886)

Total other expense	(142,287)	(364,599)	(271,355)	(834,912)

Loss before income taxes	(3,098,712)	(2,019,098)	(5,341,251)	(3,542,096)
Income tax expense (benefit)	-	216,599	-	(263,313)

Net loss	$(3,098,712)	$(2,235,697)	$(5,341,251)	$(3,278,783)

Basic (loss) earnings per common share	$(0.18)	$(0.13)	$(0.31)	$(0.19)
Basic weighted average common shares outstanding	17,464,443	17,291,646	17,462,024	17,291,646
Diluted (loss) earnings per common share	$(0.18)	$(0.13)	$(0.31)	$(0.19)
Diluted weighted average common shares outstanding	17,464,443	17,291,646	17,462,024	17,291,646

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Consolidated Condensed Statements Of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(5,341,251)	$(3,278,783)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	2,446,967	2,318,701
Amortization of debt discount	69,768	411,969
Deferred tax benefit	-	(264,313)
Share – based compensation expense	376,785	105,155
Write-off of Strider asset	361,903	-
(Gain) loss on disposition of assets	(191,450)	82,886
Changes in operating assets and liabilities:
Accounts receivable	1,387,203	2,274,470
Inventory	(17,514)	(259,416)
Prepaid expenses and other current assets	(86,281)	(146,677)
Other assets	(12,537)	68,069
Accounts payable and accrued expenses	134,691	(889,780)

Net Cash (Used in) Provided by Operating Activities	(871,716)	422,281

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(315,101)	(558,355)
Sale of property, plant and equipment	294,242	-
Net Cash Used in Investing Activities	(20,859)	(558,355)

Cash Flows From Financing Activities
Principal payments on debt	(1,031,491)	(2,816,469)
Principal payments on related party debt	(44,662)	(241,471)
Principal payments on capital lease obligations	(133,403)	(142,266)
Proceeds received from long-term debt	1,000,000	-
Proceeds from sale of subsidiary	50,700	-
Proceeds from payments on note receivable	22,534	-
Debt issuance costs	(56,188)	-
Net Cash Used by Financing Activities	(192,510)	(3,200,206)

Net decrease in Cash	(1,085,085)	(3,336,280)
Cash at Beginning of Period	1,297,002	5,792,388
Cash at End of Period	$211,917	$2,456,108
Supplemental information:
Cash paid for Interest	$689,409	$484,535

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

June 30, 2016

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We are a drilling and completion tool technology company. We are a designer and manufacturer of new drill bit and horizontal drill string enhancement tools and refurbisher of PDC (polycrystalline diamond compact) drill bits for the oil, natural gas and mining services industry. Our customers are engaged in domestic and international exploration and production of oil and natural gas. We were incorporated on December 10, 2013 under the name SD Company, Inc. in order to facilitate (a) the reorganization of the entities that are now our consolidated subsidiaries and (b) the subsequent acquisition of Hard Rock Solutions, LLC. We changed our name from SD Company Inc. to Superior Drilling Products, Inc. on May 22, 2014 in conjunction with closing of that reorganization and our initial public offering which occurred on May 23, 2014. Our headquarters and principal manufacturing operations are located in Vernal, Utah.

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

Unaudited Interim Financial Information

These interim consolidated condensed financial statements for the three and six months ended June 30, 2016 and 2015, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations expected for the year ended December 31, 2016. These interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2015 and 2014 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”).

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated to give effect to potentially issuable common shares, which include stock warrants. As of June 30, 2016, the Company had warrants exercisable for 714,286 shares of common stock at $4.00 per share. These warrants have a four year term expiring in February 2018. These warrants were anti-dilutive for the three and six months ended June 30, 2016 and 2015.

During the month of March 2016, the Board of Directors granted options to acquire 309,133 shares of stock from the Company’s 2015 Long Term Incentive Plan to directors, officers and employees. All options were anti-dilutive for earnings per share for the three and six months ended June 30, 2016.

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

Income Taxes

The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled and for operating loss carry forwards. These deferred tax assets and liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse and the carry forwards are expected to be realized. As of June 30, 2016, a full valuation allowance has been applied to the Company’s deferred tax assets.

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

Liquidity

At June 30, 2016, we had negative working capital of approximately $4.4 million. During 2015 and into 2016, our principal sources of liquidity were cash flow from operations and our new credit facility with Federal National Commercial Credit (“FNCC”). Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Given the current environment of the oil and gas industry, our revenue has dramatically declined in 2015 and 2016.

On August 5, 2016, we completed the Bridge Financing to provide us with liquidity for the next several months (see Note 9 – Recent Developments). Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and managing our debt to enhance liquidity. For example, to conserve cash, we implemented a salary for stock options program during the first quarter of 2016 for senior management and our board of directors.

On March 8, 2016, we entered into a $3 million financing agreement with FNCC. The financing agreement includes a $500,000 term loan collateralized with previously unencumbered manufacturing equipment and a $2.5 million accounts receivable revolving credit facility allowing up to 85% of eligible accounts receivable (see Note 5 – Long Term Debt). As of June 30, 2016, we were not in compliance with all financial covenants under the FNCC facility and we are currently in discussions with them to amend the terms of the debt.

On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock Solutions, LLC (as so amended and restated, the “Hard Rock Note”). As amended and restated effective August 10, 2016, the Hard Rock Note accrues interest at 5.75% per annum and matures and is fully payable on January 15, 2020. Under the current terms of Hard Rock Note, we are required to make the following payments: payments of $1,500,000 (plus accrued interest) on or before October 15, 2016, accrued interest on each of January 15, March 15, May 15 and July 15, 2017, $500,000 (plus accrued interest) on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 (plus accrued interest) on each of January 15, March 15, May 15 and July 15, 2019, with the remaining balance of principal and accrued interest on the Hard Rock Note due on January 15, 2020.

In connection with the amendment and restatement, we made an interest payment of approximately $304,000 on the Hard Rock Note. In addition, we issued 700,000 restricted shares of common stock (having an agreed per share value of $1.43, or $1,000,000 in the aggregate) as payment for $1,000,000 of the $1,500,000 due on the Hard Rock Note on or before October 15, 2016. Interest will continue to accrue on the Hard Rock Note based on the $1,000,000 value of the shares until such shares are registered.

During 2016, we plan on using the cash flows from operations to service our debt obligations, including the Bridge Financing, the Hard Rock Note, our FNCC indebtedness and other financing debt, real property leases and equipment loans (see Note 9 – Recent Developments). Based on current forecasts, we will need to restructure debt obligations, including with Hard Rock and FNCC, as well as raise additional capital through equity and/or debt financings. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

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

NOTE 2. INVENTORY

Inventory is comprised of the following:

	June 30, 2016	December 31, 2015
Raw material	$945,873	$968,254
Work in progress	123,889	117,661
Finished goods	210,745	324,879
	$1,280,507	$1,410,794

During the second quarter of 2016 the Company determined to redesign the Strider Oscillation System and determined to write-off the old Strider Oscillation System in the amount of approximately $362,000, which is included in the cost of revenue.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	June 30, 2016	December 31, 2015
Land	$2,268,039	$2,268,039
Buildings	4,847,778	4,847,778
Buildings – Superior Auto Body	2,213,729	2,213,729
Leasehold improvements	717,232	717,232
Machinery and equipment	6,924,711	7,200,530
Machinery under capital lease	2,322,340	2,322,340
Furniture and fixtures	507,556	507,554
Transportation assets	1,269,542	1,317,397
	21,070,927	21,394,599
Accumulated depreciation	(7,640,852)	(6,739,097)
	$13,430,075	$14,655,502

Depreciation expense related to property, plant and equipment for the three and six months ended June 30, 2016 was $588,418 and $1,223,634, respectively, and for the three and six months ended June 30, 2015 was $551,320 and $1,095,368, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	June 30, 2016	December 31, 2015
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(5,097,222)	(3,873,889)
	$9,802,778	$11,026,111

Amortization expense related to intangible assets for the three and six months ended June 30, 2016, was $611,667 and $1,223,333, respectively, and for the three and six months ended June 30, 2015, was $617,536 and $1,223,333, respectively.

Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of June 30, 2016, the Company reviewed the net balance of the intangible assets and determined no impairment was needed.

NOTE 5. LONG-TERM DEBT

Long-term debt is comprised of the following:

	June 30, 2016	December 31, 2015
Real estate loans (net of debt issuance costs discount of $3,873)	$7,469,327	$7,590,042
Hard Rock Note (net of $191,710 and $261,493 discount, respectively)	9,305,903	9,738,521
Machinery loans	1,272,347	857,947
Transportation loans	587,504	658,430
	18,635,081	18,844,940
Current portion of long-term debt	(3,655,426)	(2,636,241)
Long term portion of long-term debt	$14,979,655	$16,208,699

FNCC Credit Agreement - Effective March 8, 2016, the Company announced the completion of a $3 million credit facility, pursuant to a Loan and Security Agreement among us and certain of our subsidiaries, as the borrowers, and FNCC, as the lender. The credit facility is comprised of a two year $2.5 million accounts receivable revolving promissory note and a $500,000 term promissory note. This credit facility includes a personal guarantee from Troy Meier.

The accounts receivable revolving promissory note has availability of up to 85% of eligible accounts receivable of the borrowers. This note has a variable interest rate of prime plus 1% plus a monthly service fee of 0.48% of the current outstanding balance on the note.

The term loan is for a period of 60 months with monthly principal payments of $8,333 plus monthly variable interest, with a balloon payment at the end of the term. This note carries an interest rate of prime plus 5% plus a monthly service fee of 0.30% of the outstanding balance.

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

As of June 30, 2016, the outstanding balance of the revolving promissory note was $241,876. The net availability from the revolving promissory note as of June 30, 2016 was approximately $58,000.

As of June 30, 2016, we were not in compliance with all financial covenants under the FNCC facility and we are currently in discussions with them to amend the terms of the debt.

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

We believe that Del-Rio’s claims are without merit, and all defendants are actively defending in this matter. In particular, SDS’ and MPS’ only involvement was to grant guaranties and/or security interests in their respective separate personal and real property to ACF to additionally collateralize the Tronco loan before its purchase by us. In addition, since the Meiers’ and their personal trusts guaranty repayment of the Tronco loan, we believe that the basis of Del-Rio’s damages claims are nullified. Consequently, we do not believe that Del Rio’s purported claims against SDS and MPS will have any material adverse effect on our cash flow, business, or operations. As of June 30, 2016, there have been no updates or decisions made concerning this matter.

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

The Company will continue to lease certain of its facilities to SAB. We recorded rental income from the related party in the amounts of $49,976 and $99,950, for the three and six months ended June 30, 2016, respectively.

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

As the result of our purchase of the Tronco loan, we have the direct legal right to enforce the collateral and guaranty agreements entered into in connection with the Tronco loan and to collect Tronco’s collateral sales proceeds, in order to recover the loan purchase amount. The Tronco loan continues to be secured by the first position liens on all of Tronco assets, as well as by the guarantees of Troy and Annette Meier (the “Meier Guaranties”), which are directly payable to and legally enforceable by us. In addition, the Meiers have provided us with stock pledges in which they pledge all of their shares of our common stock held by their family entities (the ‘‘Meier Stock Pledge’’), as collateral for the Meiers’ guaranties until full repayment of Tronco loan. The certificates representing the 8,814,860 pledged shares are being held in third-party escrow until full repayment of the Tronco loan. At a $1.41 per share price at closing of the NYSE MKT on August 11, 2016, the pledged shares would currently have a market value of over $12.4 million, significantly more than the amount necessary to repay the Tronco loan, even if no Tronco assets were sold.

During July 2014, the Board of Directors agreed to restructure the Tronco loan effective May 29, 2014. As part of this restructuring the interest rate was decreased to the prime rate of JPMorgan Chase Bank plus 0.25%, which was 3.75% as of March 31, 2016. The payment requirements and schedule were also changed with the restructuring. Only interest was due on December 31, 2014, and a balloon payment of all unpaid interest and principal was due in full at maturity on December 31, 2015. As of November 10, 2015, the Board of Directors agreed to extend the terms of the Tronco loan to interest only payments due on December 31, 2015 and 2016, with a balloon payment of all unpaid interest and principal due in full maturity on December 31, 2017. The Meiers made the December 31, 2015 interest payment by offsetting amounts due against their Founders notes.

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

On March 31, 2016, the Board of Directors granted options to acquire 148,475 shares of stock from the Company’s 2015 Incentive Plan to directors, officers and employees based on the closing price of the Company’s common stock on the date of the grant, which was $1.37. These options vested 100% on the grant date and have a ten-year term expiring on March 31, 2026. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

The fair value of stock options granted to employees and directors was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

	Years Ended June 30
	2016	2015
Expected volatility	49%	N/A
Discount rate	1.09%	N/A
Expected life (years)	3	N/A
Dividend yield	N/A	N/A

NOTE 9. SUBSEQUENT EVENTS

1. Bridge Financing

On August 5, 2016, we entered into a private transaction with a private investor pursuant to which we issued a promissory note in the aggregate principal amounts of $1,000,000 and a warrant to purchase up to an aggregate of 250,000 shares of our common stock, subject to certain adjustments to the number of shares and the exercise price described in the warrants (together, the “Bridge Financing”).

The note matures on February 5, 2017, subject to our option to extend maturity for an additional three months, and accrue interest at the rate of 8% per annum. The note may be prepaid by us at any time, provided that we are required to pay a minimum of $40,000 of interest on the note at the time of prepayment. In the event that we fail to pay in full the indebtedness under the note on or before the maturity date, we are required to issue shares of our common stock in an aggregate amount representing 200% of the principal amount of the note outstanding at the maturity date, based on a per share price equal to the 30-day volume weighted average trading price of the common stock on the NYSE MKT calculated as of the maturity date. Such penalty payment would be in replacement and satisfaction of the amounts then due and owed by us under the note. In the event that we complete a debt or equity financing, prior to the maturity date, we are required to repay all amounts outstanding under the note. Until the payment in full of the indebtedness under the note, we also agreed not to grant, convey, create or impose any lien or security interest on any of our real or personal property other than liens existing on the date of the note.

2. Amended Hard Rock Note

On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock Solutions, LLC (as so amended and restated, the “Hard Rock Note”). As amended and restated effective August 10, 2016, the Hard Rock Note accrues interest at 5.75% per annum and matures and is fully payable on January 15, 2020. Under the current terms of Hard Rock Note, we are required to make the following payments: payments of $1,500,000 (plus accrued and unpaid interest) on or before October 15, 2016, accrued interest on each of January 15, March 15, May 15 and July 15, 2017, $500,000 (plus accrued interest) on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 (plus accrued interest) on each of January 15, March 15, May 15 and July 15, 2019, with the remaining balance of principal and accrued interest on the Hard Rock Note due on January 15, 2020.

In connection with the amendment and restatement, we made an interest payment of approximately $304,000 on the Hard Rock Note. In addition we issued 700,000 restricted shares of common stock (having an agreed per share value of $1.43, or $1,000,000 in the aggregate) as payment for $1,000,000 of the $1,500,000 due on the Hard Rock Note on or before October 15, 2016, thereby reducing the principal from $9,500,000 to $8,500,000. Interest will continue to accrue on the Hard Rock Note based on the $1,000,000 value of the shares until such shares are registered.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of June 30, 2016, and our results of operations for the three and six months ended June 30, 2016 and 2015. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the years ended December 31, 2015 and 2014, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”).

Unless the context requires otherwise, references to the “Company” or to “we,” “us,” or “our” and other similar terms are to Superior Drilling Products, Inc. and all of its subsidiaries.

Forward - Looking Statements

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

Overview

We are a drilling and completion tool technology company. We are a designer and manufacturer of new drill bit and horizontal drill string enhancement tools and refurbisher of PDC (polycrystalline diamond compact) drill bits for the oil, natural gas and mining services industry. Our customers are engaged in domestic and international exploration and production of oil and natural gas.

We currently have three basic operations:

•	Our PDC drill bit refurbishing and manufacturing service,

•	Our emerging technologies business that manufactures the Drill-N-Ream® well bore conditioning tool and our innovative drill string enhancement tool, the Strider Oscillation System, and

•	Our new product development business that conducts our research and development, and designs our horizontal drill string enhancement tools, other down-hole drilling technologies, and drilling tool manufacturing technologies.

From our headquarters in Vernal, Utah, we operate a technologically advanced PDC drill bit refurbishing facility, as well as a state-of-the-art, high-tech drilling tool engineering design and manufacturing operation. We manufacture our drill string enhancement tools, including the patented Drill-N-Ream® well bore conditioning tool and patent-pending Strider Oscillation system, and conduct our new product research and development from this facility.

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

We employ a senior work force with specialized training and extensive experience related to drill bit refurbishing and tooling manufacturing. They produce our products and services using a suite of highly technical, purpose-built equipment, much of which we design and manufacture for our proprietary use. Our manufacturing equipment and products use advanced technologies that enable us to increase efficiency, enhance product integrity, improve efficiency and safety, and solve complex drilling tool problems.

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

Oilfield services companies drill the wells for hydrocarbon exploration and production companies. Demand for onshore drilling is a function of the willingness of exploration and production companies to make operating and capital expenditures to explore for, develop and produce hydrocarbons. When oil or natural gas prices increase, exploration and production companies generally increase their capital expenditures, resulting in greater revenue and profits for both drillers and equipment manufacturers. Likewise, as discussed below under “– Trends in the Industry,” significant decreases in the prices of those commodities typically lead exploration and production companies, as we have seen over the last 18 months, to reduce their capital expenditures, which decreases the demand for drilling equipment.

Most oil and gas operators do not own their own rigs and instead rely on specialized rig contractors to provide the rig and the crew. Drilling rig contractors typically provide the rig and the operating crews to exploration and production companies on a day-rate basis. In the U.S., drilling contracts are normally by well or for a short-term period (e.g., 90 days). Internationally, the contracts are normally one to three years. International contracts are longer because the exploration and production company usually owns a larger field and the mobilization costs are prohibitive for anything less than a one-year term.

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

Hybrid Drill Bit — Cutting Mechanics.  Today’s modern hybrid drill bit combines the Tricone roller configuration with PDC fixed cutter framework. These hybrid bits provide “rolling torque” management: the dual action cutting structures balance down-hole dynamics for greatly enhanced stability, bit life and drilling efficiency. Baker Hughes is a leader in hybrid bit technology and has utilized our capabilities to grow this business.

Trends in the Industry

Declining Rig Count; Industry Volatility. Our business is highly dependent upon the vibrancy of the oil and gas drilling operations in the U.S. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Beginning in the latter half of 2014 and through early 2016, oil prices dramatically declined in the United States and as a result, the number of operating drill rigs has measurably been reduced. The NYMEX-WTI oil price was as low as $26.19 in February 2016, while the NYMEX-Henry Hub natural gas price was as low as $1.77 per MMBtu in May 2016. The Baker Hughes weekly rotary rig count decreased over 70% from the high of 1,840 as of December 24, 2014 to a historic low of 404 as of May 27, 2016. Both 2015 and the first half of 2016 were very challenging for us as we worked to expand the market share with our Drill-N-Ream® well bore conditioning tool and introduce the Strider Oscillation System against these massive headwinds.

While Baker Hughes is a leading supplier of drill bits to the oil and natural gas exploration and production industry globally, our business with them has decreased measurably due to the drop in drilling activity for that business and has severely impacted our pricing and volume of repairs. We are contracted to serve this customer in the Rocky Mountain region that includes the Bakken shale formation in North Dakota. Because this region is higher cost production, the drill rig count reduction has been more dramatic than the overall North American rig count decline. While the North American rig count has increased from a historic low of 404 in May to 481 as of August 12, 2016, it is unclear if this trend will continue.

Advent of horizontal drilling requires new technologies. We believe the value of our Drill-N-Ream® and Strider Oscillation System combined with our low market penetration provide us sales opportunities despite current market conditions. Our plan is for tool manufacturing to help offset the decline in our PDC drill bit refurbishment business and our third-party manufacturing services business. The oil and gas industry is increasingly using directional (e.g., horizontal) drilling in their exploration and production activities because of measurably improved recovery rates that can be achieved with these methods. With the rise of this type of drilling, traditional drill string tools used for vertical drilling do not necessarily provide the best performance or are not well suited for directional drilling. We believe that with our extensive knowledge and experience in the oilfield industry, we can identify these challenges and design and develop tools that will help our customers with their drilling challenges. Further development of drill string components, such as our Drill-N-Ream® and Strider Oscillation System, will become increasingly important to our business as we continue to grow through both organic expansion and strategic acquisitions.

We believe that our Drill-N-Ream® well bore conditioning tool and Strider Oscillation System are well suited for horizontal drilling activity. In addition, we are developing additional technologies to take advantage of the oil and gas industry’s significant shift to horizontal/directional drilling and its resulting need for new drill string tools and technology.

RESULTS OF OPERATIONS

The following table represents our condensed consolidated statement of operations for the periods indicated:

	Three-Months Ended June 30,				Six-Months Ended June 30,
(in thousands)	2016		2015		2016		2015
Revenue	$1,114	100%	$2,881	100%	$2,559	100%	$6,956	100%
Operating costs and expenses	4,071	365%	4,536	157%	7,629	298%	9,663	139%
Loss from continuing operations	(2,956)	(265)%	(1,655)	(57)%	(5,070)	(198)%	(2,707)	(39)%
Other expense	(142)	(13)%	(365)	(13)%	(271)	(11)%	(835)	(12)%
Income tax expense (benefit)	-	-%	217	8%	-	-%	(263)	(4)%
Net loss	$(3,099)	(278)%	$(2,236)	(78)%	$(5,341)	(209)%	$(3,279)	(47)%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

For the three months ended June 30, 2016, as compared with the three months ended June 30, 2015

Revenue.  Our revenue decreased approximately $1,767,000, during the three months ended June 30, 2016 compared with the same period in 2015. The decrease was due to a drop in tool rental income and our refurbishing business with Baker Hughes. The Company had approximately $422,000 of rental tool revenue and approximately $428,000 in tool sales and $42,000 of other related revenue for the three months ended June 30, 2016 compared with approximately $1,713,000 of rental tool revenue and $60,000 of other related revenue for the three months ended June 30, 2015. The manufacturing and refurbishing business with Baker Hughes was down measurably from approximately $1,103,000 during the three months ending June 30, 2015 to approximately $223,000 for the same period in 2016. The decline was the result of the rapid U.S. rig count reduction from the oil industry slowdown.

Operating Costs and Expenses.  Total operating costs and expenses decreased approximately $465,000 during the three months ended June 30, 2016 compared with the same period in 2015.

•	Cost of revenue decreased approximately $253,000 for the three months ended June 30, 2016 in comparison with the same period in 2015. This decrease was a partial reflection of the decrease in revenue and our cost cutting measures in 2016.

•	Selling, general and administrative expenses (“SG&A”) decreased approximately $242,000 for the three months ended June 30, 2016 compared with the same period in 2015. The decrease was due primarily to layoffs and other cost saving measures due to the downturn of the oil industry.

•	Depreciation and amortization expense increased approximately $30,000 primarily attributable to the depreciation of the Hard Rock assets for the three months ended June 30, 2016 compared to the same period in 2015.

Other Income (Expenses).  Other income and expense primarily consists of rent income, interest income, interest expense and loss on disposition of assets.

•	Other Income. We receive rent from two real property leases: one lease of a building on our Vernal campus and the second for the lease of the Superior Auto Body facilities by a related party. For the three months ended June 30, 2016, lease payments decreased by approximately $5,000 as compared with the three months ended June 30, 2015, due to a decrease in rental income from our Vernal property.

•	Interest Income. For the three months ended June 30, 2016 and 2015 interest income was approximately $78,000 and $73,000, respectively, which increase was mainly due to interest received from the Tronco loan (see Note 7– Related Party Transaction - Tronco Related Loans in our consolidated condensed financial statements included herein).

•	Interest Expense. The interest expense for the three months ended June 30, 2016 and 2015 was approximately $377,000 and $467,000, respectively.

For the six months ended June 30, 2016, as compared with the six months ended June 30, 2015

Revenue.  Our revenue decreased approximately $4,397,000, during the six months ended June 30, 2016 compared with the same period in 2015. The decrease was due to a drop in tool rental income and our refurbishing business with Baker Hughes. The Company had approximately $1,323,000 of rental tool revenue, approximately $428,000 in tool sales and $95,000 of other related revenue for the six months ended June 30, 2016 compared with approximately $3,782,000 of rental tool revenue and $282,000 of other related revenue for the six months ended June 30, 2015. The manufacturing and refurbishing business with Baker Hughes was down measurably from approximately $2,949,000 during the six months ending June 30, 2015 to approximately $713,000 for the same period in 2016. The decline was the result of the rapid U.S. rig count reduction from the oil industry slowdown.

Operating Costs and Expenses.  Total operating costs and expenses decreased approximately $2,034,000 during the six months ended June 30, 2016 compared with the same period in 2015.

•	Cost of revenue decreased approximately $1,151,000 for the six months ended June 30, 2016 in comparison with the same period in 2015. This decrease was a partial reflection of the decrease in revenue and our cost cutting measures in of 2016.

•	SG&A decreased approximately $1,011,000 for the six months ended June 30, 2016 compared with the same period in 2015. The decrease was due primarily to layoffs and other cost saving measures due to the downturn of the oil industry.

•	Depreciation and amortization expense increased approximately $128,000 primarily attributable to the depreciation of the Hard Rock assets for the six months ended June 30, 2016 compared with the same period in 2015.

Other Income (Expenses).  Other income and expense primarily consists of rent income, interest income, interest expense and loss on disposition of assets.

•	Other Income. We receive rent from two real property leases: one lease of a building on our Vernal campus and the second for the lease of the Superior Auto Body facilities by a related party. For the six months ended June 30, 2016, lease payments decreased by approximately $20,000 as compared with the six months ended June 30, 2015, due to a decrease in rental income from our Vernal property.

•	Interest Income. For the six months ended June 30, 2016 and 2015 interest income was approximately $156,000 and $147,000, respectively, which increase was mainly due to interest received from the Tronco loan (see Note 7– Related Party Transaction - Tronco Related Loans in our consolidated condensed financial statements included herein).

•	Interest Expense. The interest expense for the six months ended June 30, 2016 and 2015 was approximately $728,000 and $1,028,000, respectively.

Liquidity

At June 30, 2016, we had negative working capital of approximately $4.4 million. During 2015 and into 2016, our principal sources of liquidity were cash flow from operations and our new credit facility with Federal National Commercial Credit (“FNCC”). Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Given the current environment of the oil and gas industry, our revenue has dramatically declined in 2015 and 2016.

On August 5, 2016, we completed the Bridge Financing to provide us with liquidity for the next several months. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and managing our debt to enhance liquidity. For example, to conserve cash, we implemented a salary for stock options program during the first quarter of 2016 for senior management and our board of directors.

On March 8, 2016, we entered into a $3 million financing agreement with FNCC. The financing agreement includes a $500,000 term loan collateralized with previously unencumbered manufacturing equipment and a $2.5 million accounts receivable revolving credit facility allowing up to 85% of eligible accounts receivable (see Note 5 – Long Term Debt). As of June 30, 2016, we were not in compliance with all financial covenants under the FNCC facility and we are currently in discussions with them to amend the terms of the debt.

On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock Solutions, LLC (as so amended and restated, the “Hard Rock Note”). As amended and restated effective August 10, 2016, the Hard Rock Note accrues interest at 5.75% per annum and matures and is fully payable on January 15, 2020. Under the current terms of Hard Rock Note, we are required to make the following payments: payments of $1,500,000 (plus accrued interest) on or before October 15, 2016, accrued interest on each of January 15, March 15, May 15 and July 15, 2017, $500,000 (plus accrued interest) on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 (plus accrued interest) on each of January 15, March 15, May 15 and July 15, 2019, with the remaining balance of principal and accrued interest on the Hard Rock Note due on January 15, 2020.

In connection with the amendment and restatement, we made an interest payment of approximately $304,000 on the Hard Rock Note. In addition we issued 700,000 restricted shares of common stock (having an agreed per share value of $1.43, or $1,000,000 in the aggregate) as payment for $1,000,000 of the $1,500,000 due on the Hard Rock Note on or before October 15, 2016. Interest will continue to accrue on the Hard Rock Note based on the $1,000,000 value of the shares until such shares are registered.

During 2016, we plan on using the cash flows from operations to service our debt obligations, including the Bridge Financing, the Hard Rock Note, our FNCC indebtedness and other financing debt, real property leases and equipment loans (see Note 9 – Recent Developments). Based on current forecasts, we will need to restructure debt obligations, including with Hard Rock and FNCC, as well as raise additional capital through equity and/or debt financings. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

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

Bridge Financing

On August 5, 2016, we entered into a private transaction with a private investor pursuant to which we issued a promissory note in the aggregate principal amounts of $1,000,000 and a warrant to purchase up to an aggregate of 250,000 shares of our common stock, subject to certain adjustments to the number of shares and the exercise price described in the warrants (together, the “Bridge Financing”).

The note matures on February 5, 2017, subject to our option to extend maturity for an additional three months, and accrue interest at the rate of 8% per annum. The note may be prepaid by us at any time, provided that we are required to pay a minimum of $40,000 of interest on the note at the time of prepayment. In the event that we fail to repay or prepay in full the indebtedness under the note on or before the maturity date, we are required to issue shares of our common stock in an aggregate amount representing 200% of the principal amount of the note outstanding at the maturity date, based on a per share price equal to the 30-day volume weighted average trading price of the common stock on the NYSE MKT calculated as of the maturity date. Such penalty payment would be in replacement and satisfaction of the amounts then due and owing by us to under the note. In the event that we complete a debt or equity financing, prior to the maturity date, we are required to repay all amounts outstanding under the note. Until the payment in full of the indebtedness under the note, we also agreed not to grant, convey, create or impose any lien or security interest on any of its real or personal property other than liens existing on the date of the note.

Cash Flow

Operating Cash Flows

For the six months ended June 30, 2016, net cash used by our operating activities was approximately $872,000. The Company had approximately $5,341,000 of net loss, approximately $1,387,000 decrease in accounts receivable, an increase in accounts payable and accrued expenses of approximately $135,000 and depreciation and amortization expense of approximately $2,447,000.

Investing Cash Flows

For the six months ended June 30, 2016, net cash used in our investing activities was approximately $21,000, which was used for property, plant and equipment purchases.

Financing Cash Flows

For the six months ended June 30, 2016, net cash used by our financing activities was approximately $193,000, primarily attributable to payments on long-term debt and long-term capital lease obligations.

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

See also “Components of Income and Expense — Revenue Recognition.”

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

Accounts Receivable; Allowance for Doubtful Accounts — Accounts receivable are generally due within 60 days of the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. As of June 30, 2016 and as of December 31, 2015, management determined that no allowance for doubtful accounts was deemed necessary due to our expectation that the Company will collect all amounts owed.

Intangible Assets — Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of June 30, 2016, the Company performed an evaluation of the intangible assets. From this analysis we have determined no impairment was needed.

Income Taxes — The Company is a C-corporation for federal and state income tax reporting purposes. Accordingly, we continue to be subject to federal and state income taxes, which may affect future operating results and cash flows. As of June 30, 2016, there is no current deferred tax asset nor deferred tax liability.

Tronco Loan Guaranty — See the discussion of the Tronco loan in Note 7 to our consolidated condensed financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2016 due to certain material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement in our interim financial statements will not be prevented or detected on a timely basis. During the course of our assessment, management identified that the Company has a lack of staffing within its accounting department, in terms of the small number of employees performing its financial and accounting functions, which does not provide the necessary segregation of duties surrounding the cash disbursements process. Management believes the lack of accounting and financial personnel amounts to a material weakness in its internal control over financial reporting ability to adequately prepare financial statements and disclosures, and a lack of accounting expertise to appropriately apply GAAP for complex and non-routine transactions. As a result, at June 30, 2016 and on the date of this Report, its internal control over financial reporting is not effective.

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

We believe that Del-Rio’s claims are without merit, and all defendants are actively defending in this matter. In particular, SDS’ and MPS’ only involvement was to grant guaranties and/or security interests in their respective separate personal and real property to ACF to additionally collateralize the Tronco loan before its purchase by us. In addition, since the Meiers’ and their personal trusts guaranty repayment of the Tronco loan, we believe that the basis of Del-Rio’s damages claims are nullified. Consequently, we do not believe that Del Rio’s purported claims against SDS and MPS will have any material adverse effect on our cash flow, business, or operations. As of June 30, 2016, there have been no updates or decisions made concerning this matter.

Item 1A. Risk Factors

Due to reduced commodity prices and the unprecedented rapid decline in the rig count during 2015 and 2016 to historic lows, we had measurably lower operating cash flows. As a result of this situation coupled with pending payments required on our indebtedness, we may be unable to maintain adequate liquidity and make payments on our debt.

At June 30, 2016, we had negative working capital of approximately $4.4 million. During 2015 and into 2016, our principal sources of liquidity were cash flow from operations and recently our new credit facility with FNCC. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Given the current environment of the oil and gas industry, our revenue has dramatically declined in 2015 and 2016.

Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and managing our debt to enhance liquidity. For example, to conserve cash, we implemented a salary for stock options program during the first quarter of 2016 for senior management and our board of directors.

On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock Solutions, LLC (as so amended and restated, the “Hard Rock Note”). As amended and restated effective August 10, 2016, the Hard Rock Note accrues interest at 5.75% per annum and matures and is fully payable on January 15, 2020. Under the current terms of Hard Rock Note, we are required to make the following payments: payments of $1,500,000 (plus accrued interest) on or before October 15, 2016, accrued interest on each of January 15, March 15, May 15 and July 15, 2017, $500,000 (plus accrued interest) on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 (plus accrued interest) on each of January 15, March 15, May 15 and July 15, 2019, with the remaining balance of principal and accrued interest on the Hard Rock Note due on January 15, 2020. We issued 700,000 restricted shares of common stock (having an agreed per share value of $1.43, or $1,000,000 in the aggregate) as payment for $1,000,000 of the $1,500,000 due on the Hard Rock Note on or before October 15, 2016.

We currently have, and expect to continue to have, limited availability to borrow under the revolving credit facility with FNCC until we have an increase in our eligible accounts receivable. As of June 30, 2016, we were not in compliance with all financial covenants under the FNCC facility and we are currently in discussions with them to amend the terms of the debt.

During 2016, we plan on using the cash flows from operations, to service our debt obligations, including the Bridge Financing, the Hard Rock Note, our FNCC indebtedness and other financing debt, real property leases and equipment loans. We also recently completed the Bridge Financing to provide us with liquidity for the next several months. We cannot provide any assurance that financing will be available to us in the future on acceptable terms, or at all.

Although as a public company we have access to the public markets for capital raises, we cannot provide any assurances that financing will be available to us in the future on acceptable terms or at all. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) fund necessary general and administrative expenses depending on market demands for our products and services; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements.

Failure to generate sufficient revenue to make payments on the Hard Rock Note could result in our loss of the patents securing such note.

Under the current terms of Hard Rock Note, we are required to make the following payments: payments of $1,500,000 (plus accrued interest) on or before October 15, 2016 ($1.0 million of which was paid through the issuance of 700,000 shares of common stock in connection with the amendment and restatement of the Hard Rock Note), accrued interest on each of January 15, March 15, May 15 and July 15, 2017, $500,000 (plus accrued interest) on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 (plus accrued interest) on each of January 15, March 15, May 15 and July 15, 2019, with the remaining balance of principal and accrued interest on the Hard Rock Note due on January 15, 2020.

The Hard Rock Note is secured by all of the patents, patents pending, other patent rights, and the Drill-N-Ream trademark purchased in the Hard Rock acquisition (the “Drill-N-Ream Collateral”). If we do not have the funds necessary to make the future payments under the Hard Rock Note and fail to make any payments as required thereunder, and we are unsuccessful in amending or restructuring the payment terms, the holder of the Hard Rock Note could conduct a foreclosure sale on the Drill-N-Ream Collateral in order to apply the proceeds thereof toward repayment of the Hard Rock Note and all foreclosure costs, and our subsidiary Superior Drilling Solutions, LLC would be liable for any shortfall or receive any excess from the sales proceeds. The failure to retain and use the Drill-N-Ream Collateral in our business could cause a significant loss of our investment and might have a material adverse effect on our financial condition and results of operation, as well as our ability to grow our drill string tool business.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage.

As noted above, we are required to make payments on the Hard Rock Note of $1.5 million (plus accrued interest) on or before October 15, 2016 ($1.0 million of which was paid through the issuance of 700,000 shares of common stock in connection with the amendment and restatement of the Hard Rock Note), accrued interest only in 2017, $2.0 million (plus accrued interest) in 2018 and $4.0 million (plus accrued interest) for 2019, with the balance due on maturity in January 2020. Interest will continue to accrue on the Hard Rock Note based on the $1,000,000 value of the shares of common stock until such shares are registered.  In addition, we are required to make monthly payments of approximately $135,000 on our other indebtedness. As of June 30, 2016, we were not in compliance with all financial covenants under the FNCC facility and we are currently in discussions with them to amend the terms of the debt.

 Based on current forecasts, we will need to restructure debt obligations, including with Hard Rock and FNCC, as well as raise additional capital through equity and/or debt financings. We completed the Bridge Financing to provide us with liquidity for the next several months. However, there is no guarantee that we will be successful at obtaining the necessary amendments or raising the needed funds.

Our debt could have important consequences. For example, it could (i) result in a foreclosure upon our key assets, (ii) increase our vulnerability to general adverse economic and industry conditions, (iii) limit our ability to fund future capital expenditures and working capital, to engage in future acquisitions or development activities, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flow from operations to payments on our debt, (iv) increase our cost of borrowing, (v) restrict us from making strategic acquisitions or causing us to make non-strategic divestitures, (vi) limit our flexibility in planning for, or reacting to, changes in our business or industry in which we operate, placing us at a competitive disadvantage compared with our competitors who are less leveraged and (vii) impair our ability to obtain additional financing in the future.

Item 6.      Exhibits

The exhibits listed below are filed as part of this report:

Exhibit No.	Description

10.1***	Distribution Agreement between Hard Rock Solutions, LLC and Drilling Tools International, Inc. dated May 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2016).

10.2	Promissory Note issued to Donald A. Foss Revocable Living Trust dated August 5, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2016).

10.3	Warrant issued to Donald A. Foss Revocable Living Trust dated August 5, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 11, 2016).

10.4	Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated August 5, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 11, 2016).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier and Christopher D. Cashion.**

101.INS *	XBRL Instance

101.XSD *	XBRL Schema

101.CAL *	XBRL Calculation

101.DEF *	XBRL Definition

101.LAB *	XBRL Label

101.PRE *	XBRL Presentation

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
Date: August 15, 2016
By: /s/ G. Troy Meier
G. Troy Meier, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Christopher D. Cashion
Christopher D. Cashion, Chief Financial Officer
(Principal Financial Officer)

