Form 10-Q
period 2016-09-30
Superior Drilling Products, Inc.
filed 2016-11-15
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Yes ☐            No ☒

There were 24,095,695 shares of common stock, $0.001 par value, issued and outstanding as of November 14, 2016.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Drilling Products, Inc.

Consolidated Condensed Balance Sheets

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$332,248	$1,297,002
Accounts receivable	1,212,456	1,861,002
Accounts receivable – stock subscription	5,297,500	-
Prepaid expenses	84,612	179,450
Inventory	1,547,783	1,410,794
Other current assets	264,819	-
Total current assets	8,739,418	4,748,248
Property, plant and equipment, net	12,713,465	14,655,502
Intangible assets, net	9,191,111	11,026,111
Note receivable	8,296,717	8,296,717
Other assets	15,954	28,321
Total assets	$38,956,665	$38,754,899
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,243,631	$638,593
Accrued expenses	701,358	809,765
Warrant liability	112,024	-
Line of credit	490,607	-
Short term bridge loan (net of debt discount)	863,976	-
Income tax payable	-	2,000
Current portion of capital lease obligation	333,812	332,185
Current portion of related party debt obligation	781,921	555,393
Current portion of long-term debt, net	2,688,921	2,636,241
Total current liabilities	7,216,250	4,974,177
Other long term liability	880,032	880,032
Capital lease obligation, less current portion	-	246,090
Related party debt, less current portion	-	271,190
Long-term debt, less current portion, net	14,562,222	16,208,699
Total liabilities	22,658,504	22,580,188
Commitments and contingencies (Note 6)
Stockholders' equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 18,211,631 and 17,459,605 shares issued and outstanding, respectively	18,212	17,460
Common stock subscribed	5,750	-
Additional paid-in-capital	38,011,151	31,379,520
Retained deficit	(21,736,952)	(15,222,269)
Total stockholders' equity	16,298,161	16,174,711
Total liabilities and stockholders' equity	$38,956,665	$38,754,899

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2016	2015	2016	2015

Revenue	$2,261,310	$3,017,720	$4,820,405	$9,973,709

Operating costs and expenses
Cost of revenue	972,400	1,521,972	3,324,975	5,026,021
Selling, general and administrative	1,319,686	1,866,791	4,149,136	5,706,431
Depreciation and amortization	932,250	1,220,548	3,379,215	3,526,028

Total operating expenses	3,224,336	4,609,311	10,853,326	14,258,480

Operating loss	(963,026)	(1,591,591)	(6,032,921)	(4,284,771)

Other income (expense)
Interest income	78,650	73,318	234,969	219,886
Interest expense	(373,335)	(421,341)	(1,101,412)	(1,463,024)
Other income	49,975	56,726	158,926	185,811
Gain (loss) on sale of assets	4,003	(10,202)	195,453	(93,088)
Unrealized gain on warrant derivative	28,301	-	28,301	-
Total other expense	(212,406)	(301,499)	(483,763)	(1,150,415)

Loss before income taxes	(1,175,432)	(1,893,090)	(6,516,684)	(5,435,186)
Income tax expense (benefit)	(2,000)	47,223	(2,000)	(216,090)

Net loss	$(1,173,432)	$(1,940,313)	$(6,514,684)	$(5,219,096)

Basic loss earnings per common share	$(0.07)	$(0.11)	$(0.37)	$(0.30)
Basic weighted average common shares outstanding	17,891,786	17,432,274	17,606,324	17,317,780
Diluted loss earnings per common share	$(0.07)	$(0.11)	$(0.37)	$(0.30)
Diluted weighted average common shares outstanding	17,891,786	17,432,274	17,606,324	17,317,780

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Consolidated Condensed Statements Of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(6,514,684)	$(5,219,096)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	3,379,215	3,526,028
Amortization of debt discount	93,172	516,646
Deferred tax benefit	(2,000)	(216,090)
Share - based compensation expense	534,051	436,652
Unrealized gain on warrant derivative	(28,301)	-
Write-off of Strider asset	361,903	-
(Gain) loss on disposition of assets	(195,453)	93,088
Changes in operating assets and liabilities:
Accounts receivable	648,546	2,467,174
Inventory	(73,733)	(238,861)
Prepaid expenses and other current assets	(169,981)	(198,433)
Other assets	(10,936)	82,638
Accounts payable and accrued expenses	496,629	(672,713)
Net Cash (Used in) Provided by Operating Activities	(1,481,572)	577,033
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(315,101)	(901,627)
Disposition of property, plant and equipment	483,217	-
Net Cash (Used in) Provided by Investing Activities	168,116	(901,627)
Cash Flows From Financing Activities
Principal payments on debt	(1,226,339)	(3,004,718)
Principal payments on related party debt	(44,662)	(365,749)
Principal payments on capital lease obligations	(244,461)	(216,418)
Proceeds received from debt borrowings	1,500,000	47,298
Net proceeds received from line of credit	637,992	-
Proceeds from sale of subsidiary	50,700	-
Proceeds from payments on note receivable	22,533	-
Stock offering expenses	(193,418)	-
Debt issuance costs	(153,643)	-
Net Cash (Used in) Provided by Financing Activities	348,702	(3,539,587)
Net decrease in Cash	(964,754)	(3,864,181)
Cash at Beginning of Period	1,297,002	5,792,388
Cash at End of Period	$332,248	$1,928,207
Supplemental information:
Cash paid for Interest	$1,194,498	$755,419
Long term debt paid with stock	$1,000,000	$-
Accounts receivable – stock subscription	$5,297,500	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

September 30, 2016

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We are a drilling and completion tool technology company. We design and manufacture new drill bit and horizontal drill string enhancement tools and refurbish PDC (polycrystalline diamond compact) drill bits for the oil, natural gas and mining services industry. Our customers are engaged in domestic and international exploration and production of oil and natural gas. We were incorporated on December 10, 2013 under the name SD Company, Inc. to facilitate (a) the reorganization of the entities that are now our consolidated subsidiaries and (b) the subsequent acquisition of Hard Rock Solutions, LLC, we changed our name from SD Company Inc. to Superior Drilling Products, Inc. on May 22, 2014. The closing of that reorganization occurred in conjunction with our initial public offering which was completed on May 23, 2014. Our headquarters and principal manufacturing operations are located in Vernal, Utah.

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

Unaudited Interim Financial Information

These interim consolidated condensed financial statements for the three and nine months ended September 30, 2016 and 2015, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations expected for the year ended December 31, 2016. These interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2015 and 2014 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”).

Basic and Diluted Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated to give effect to potentially issuable common shares, which include stock warrants.

Effective with its IPO in May 2014, the Company had warrants exercisable for 714,286 shares of common stock at $4.00 per share. These warrants have a four-year term expiring in February 2018. These warrants were anti-dilutive for the three and nine months ended September 30, 2016 and 2015.

On August 5, 2016, the Company issued warrants exercisable for 250,000 shares of common stock at $1.00 per share as part of the Bridge Financing (as defined in Note 5 below). These warrants have a five-year term expiring in August 2021. These warrants were anti-dilutive for the three and nine months ended September 30, 2016.

During the month of March 2016, the Board of Directors granted options to acquire 309,133 shares of stock from the Company’s 2015 Long Term Incentive Plan to directors, officers and employees. All options were anti-dilutive for earnings per share for the three and nine months ended September 30, 2016.

Revenue Recognition

The Company operates as a drilling and completion tool technology company that sells, rents and repairs/refurbishes drill string enhancement tools and drill bits for use by customers engaged in the oil and gas and mining industries. Revenue is classified into two groups: (1) Tool Revenue, which consists of revenue from tool sales, tool rental and other related revenue, and (2) Contract Services, which consists of drill bit manufacturing and refurbishment revenue and revenue from the sale of other machined tools.

Tool sales, rentals and other related revenue.   We rent or sell our tools and repair the tools we manufacture. In some instances, such as with the Drill-N-Ream®, we may receive royalty revenue based on the activity of the tools by end users.

Tool Sales: Revenue for tool sales is recognized upon shipment of tools.

Tool Rental: Rental revenue is recognized upon completion of the customer’s job for which the tool was rented. While the duration of the rents vary by job and number of runs, these rents are generally less than one month. The rental agreements are typically based on the price per run or footage drilled and do not have any minimum rental payments or term.

Other Related Revenue: We receive revenue from the repair of tools upon delivery of the repaired tool to the customer. Royalty revenue is recognized when our customer invoices their customer for the use of our tools.

Contract Services

Drill Bit Manufacturing and Refurbishment: Since 1996, we have refurbished PDC drill bits for Baker Hughes. We are currently operating under a four-year vendor agreement with Baker Hughes (the “Vendor Agreement”) that was renewed in 2014. We recognize revenue for our PDC drill bit services upon shipment of the drill bit. Shipping and handling costs related to refurbishing services are paid directly by Baker Hughes at the time of shipment. By contract, we can only refurbish and manufacture oil or gas drill bits for Baker Hughes, but we are not contractually prohibited from manufacturing drill bits for the mining industry.

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

Income Taxes

The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled and for operating loss carry forwards. These deferred tax assets and liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse and the carry forwards are expected to be realized. As of September 30, 2016, the Company adjusted the current income tax payable of $2,000 down to $0 and a full valuation allowance has been applied to the deferred tax assets.

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

On March 4, 2016, the Board of Directors granted options to acquire 78,944 shares of stock from the Company’s 2015 Long Term Incentive Plan to officers and employees based on the closing price of the Company’s common stock on the date of the grant, which was $1.73. These options vested 100% on the grant date and have a ten-year term expiring on March 4, 2026. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

On March 18, 2016, the Board of Directors granted options to acquire 81,714 shares of stock from the Company’s 2015 Long Term Incentive Plan to officers and employees based on the closing price of the Company’s common stock on the date of the grant, which was $1.67. These options vested 100% on the grant date and have a ten-year term expiring on March 18, 2026. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

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

These three issuances of options issued during March 2016 were part of decreasing the base salary of employees and directors in exchange for salary for options plan, issued out of the 2015 Incentive Plan.

Liquidity

At September 30, 2016, we had working capital of approximately $1.5 million. Our principal sources of liquidity have been cash flow from operations, the March 2016 credit facility with Federal National Commercial Credit (“FNCC”) and the August 5, 2016, Bridge Financing intended to provide us with liquidity until we could close the public offering (see Note 5: Long-term Debt and Note 9: Subsequent Events). Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments.

Public Offering: On September 30, 2016, we priced a public offering of common stock at $1.00 per share. The transaction closed on October 5, 2016 and was recorded as a receivable and common stock subscribed. Net of underwriting discounts, commissions and offering expenses, net proceeds were approximately $5.1 million. The Company used the proceeds to repay its $1 million Bridge Financing, FNCC indebtedness and pay the remaining $500,000 plus accrued interest on the Hard Rock Note (see Note 5 – Long-term Debt). We will use the remaining funds from the offering and cash flows from operations to service on going debt obligations, which include real property leases and equipment loans, as well as for general corporate purposes, including growth working capital (see Note 9 - Subsequent Events).

Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and managing our debt to enhance liquidity. We will continue to work to grow revenue and review additional cost cutting measures with the plan to be cash flow positive. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. The Company may need to raise additional capital through equity and debt financing to support its business and possible expansions thereof and for its corporate general and administrative expenses. While the Company is considering a full range of financing options, we cannot provide any assurance that financing will be available to us in the future on acceptable terms.

Accounting Standards

In April 2015, FASB issued an accounting standards update for “Interest – Imputation of Interest,” which simplifies the presentation of debt issuance costs. This accounting standard update requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new update is effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years). The adoption of this new accounting standard update resulted in a reclassification of debt issuance costs from Other assets to Line of Credit, net and Long term debt, net. See Note 5 - Long-Term Debt for disclosure of debt issuance costs. Adoption of this accounting standard update did not impact our statements of operations or cash flows.

NOTE 2. INVENTORY

Inventory is comprised of the following:

	September 30, 2016	December 31, 2015
Raw material	$949,293	$968,254
Work in progress	153,075	117,661
Finished goods	445,415	324,879
	$1,547,783	$1,410,794

During the year, the Company entered into a distribution agreement with Drilling Tools International (“DTI”), under which DTI has a requirement to purchase our Drill-N-Ream tool for their rental tool business and achieve market share requirements in order to maintain exclusive marketing rights for the Drill-N-Ream. This agreement began the change of direction of our business from renting tools to selling tools. Due to this change in our business model, we have moved our tools from property, plant and equipment (PP&E) into inventory. As a result, inventory increased $218,965.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	September 30, 2016	December 31, 2015
Land	$2,268,039	$2,268,039
Buildings	4,847,778	4,847,778
Buildings – Superior Auto Body	2,213,729	2,213,729
Leasehold improvements	717,232	717,232
Machinery and equipment	5,022,630	7,200,530
Machinery under capital lease	2,322,340	2,322,340
Furniture and fixtures	507,557	507,554
Transportation assets	965,281	1,317,397
	18,864,586	21,394,599
Accumulated depreciation	(6,151,121)	(6,739,097)
	$12,713,465	$14,655,502

Depreciation expense related to PP&E for the three and nine months ended September 30, 2016 was $320,583 and $1,544,215, respectively, and for the three and nine months ended September 30, 2015 was $608,881 and $1,691,028, respectively.

As noted in Note 2 – Inventory, the Company executed a distribution agreement with DTI, under which DTI purchases our Drill-N-Ream tool for their rental tool business. As a result, the tools we had manufactured for rental that had been recognized in Machinery and equipment were recategorized as inventory. Also, we sold Transportation assets that were no longer needed for our new business model. The resulting gross impact to PP&E was a reduction in Machinery and equipment of the original cost of the tools of $1,902,081 and $304,000 from sales of Transportation assets.

NOTE 4. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	September 30, 2016	December 31, 2015
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(5,708,889)	(3,873,889)
	$9,191,111	$11,026,111

Amortization expense related to intangible assets for the three and nine months ended September 30, 2016, was $611,667 and $1,835,000, respectively, and for the three and nine months ended September 30, 2015, was $611,667 and $1,835,000, respectively.

Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of September 30, 2016, the Company reviewed the net balance of the intangible assets and determined no impairment was needed.

NOTE 5. LONG-TERM DEBT

Long-term debt is comprised of the following:

	September 30, 2016	December 31, 2015
Real estate loans (net of debt issuance costs discount of $3,873)	$7,346,638	$7,590,042
Hard Rock Note (net of $172,607 and $261,493 discount, respectively)	8,327,393	9,738,521
Machinery loans	1,091,189	857,947
Transportation loans	485,923	658,430
	17,251,143	18,844,940
Current portion of long-term debt	(2,688,921)	(2,636,241)
Long term portion of long-term debt	$14,562,222	$16,208,699

Hard Rock Note: On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock Solutions, LLC (as so amended and restated, the “Hard Rock Note”). As amended and restated, the Hard Rock Note accrues interest at 5.75% per annum and matures and is fully payable on January 15, 2020. Under the current terms of the Hard Rock Note, we are required to make the following payments: $1,500,000 of principal plus accrued interest on or before October 15, 2016; accrued interest only on each of January 15, March 15, May 15 and July 15, 2017; $500,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2019. The remaining balance of principal of $2,000,000 and accrued interest on the Hard Rock Note are due on January 15, 2020.

We made an interest payment of approximately $304,000 on the Hard Rock Note on August 5, 2016. In addition, we issued 700,000 restricted shares of common stock on August 10, 2016 (having an agreed per share value of $1.43, or $1,000,000 in the aggregate) as payment for $1,000,000 of the $1,500,000 of principal due in 2016. On October 15, 2016, we paid $606,000 in principal and accrued interest for the remaining amounts due in 2016. On October 21, 2016, the Company filed a registration statement with the SEC to register the resale of the 700,000 shares of restricted stock. Additional interest will continue to accrue on the Hard Rock Note based on the $1,000,000 value of the shares until such shares are registered.

FNCC Lending Agreement: On March 8, 2016, we entered into a $3 million financing agreement with FNCC. The financing agreement included a $500,000 term loan collateralized with previously unencumbered manufacturing equipment and a $2.5 million accounts receivable revolving credit facility allowing up to 85% of eligible accounts receivable. This credit facility included a personal guarantee from Troy Meier. As of September 30, 2016, the outstanding balance of the revolving promissory note was $490,608. The net availability from the revolving promissory note as of September 30, 2016 was $0. At September 30, 2016, we were not in compliance with all financial covenants under the FNCC facility and we received a forbearance concerning the terms of the debt.

Following the receipt of proceeds received on October 5, 2016 from the common stock offering, the term loan and revolver were repaid and the agreements were terminated. (see Subsequent Events – Footnote 9).

Previous to its termination upon repayment, the revolving promissory note had availability of up to 85% of eligible accounts receivable of the borrowers. The note had a variable interest rate of prime plus 1% plus a monthly service fee of 0.48% of the current outstanding balance on the note. The term loan was for a period of 60 months with monthly principal payments of $8,333 plus monthly variable interest, with a balloon payment at the end of the term. The note carried an interest rate of prime plus 5% plus a monthly service fee of 0.30% of the outstanding balance.

The credit facility had also included the following debt covenants: (a) Fixed Charge Coverage Ratio of not less than 0.10 tested monthly from July 30 through August 31, 2016, then 0.35 for September 30 and October 31, 2016, and then 1.00 for November 30, 2016 and each month thereafter; (b) Debt-to-Tangible Net Worth of not greater than 4.35 tested monthly from June 30 through August 31, 2016 and then 4.25 for September 30, 2016 and each month thereafter; and (c) Liquid Ratio of at least 0.325 tested monthly from June 30 through September 30, 2016 and then 0.40 for October 30, 2016 and each month thereafter.

Bridge Financing: On August 5, 2016, we entered into a private transaction with a private investor pursuant to which we issued a promissory note in the aggregate principal amounts of $1,000,000 and a warrant to purchase up to an aggregate of 250,000 shares of our common stock, subject to certain adjustments to the number of shares and the exercise price described in the warrants (together, the “Bridge Financing”). These warrants were valued at $112,024, based on using the Black Scholes model and were recorded as a liability. These warrants have a five-year term and were valued at $1.00 per share as of September 30, 2016. Following the closing of our public offering of common stock on October 5, 2016, we repaid the Bridge Financing. (see Subsequent Events – Footnote 9).

The warrants associated with the Bridge Financing were treated as derivatives. We used the Black Scholes model to determine the fair market value of the warrants of $140,325 as of August 5, 2016 and $112,024 as of September 30, 2016. The difference of $28,301 is recorded as an unrealized gain on the income statement. The variable inputs used in the Black Scholes calculation were; expected volatility of 95%, discount rate of 0.72% and the term of the warrants of 5 years. On August 5, 2016, these warrants were recorded as a discount on the note, which were subject to amortization based upon the 5 years, of which 2 months were recorded as interest expense as of September 30, 2016.

The Bridge Financing accrued interest at the rate of 8% per annum. Until the payment in full of the indebtedness under the note, we agreed not to grant, convey, create or impose any lien or security interest on any of our real or personal property other than liens existing on the date of the note. We paid in full all amounts outstanding under the note using a portion of the proceeds of our public offering of common stock completed in October 2016.

NOTE 6. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. We are not currently involved in any litigation which management believes could have a material effect on our financial position or results of operations, except as follows:

Del Rio Suit

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

We believe that Del-Rio’s claims are without merit, and all defendants are actively defending in this matter. In particular, SDS’ and MPS’ only involvement was to grant guaranties and/or security interests in their respective separate personal and real property to ACF to additionally collateralize the Tronco loan before its purchase by us. In addition, since the Meiers’ and their personal trusts guaranty repayment of the Tronco loan, we believe that the basis of Del-Rio’s damages claims are nullified. Consequently, we do not believe that Del Rio’s purported claims against SDS and MPS will have any material adverse effect on our cash flow, business, or operations. As of September 30, 2016, there have been no updates or decisions made concerning this matter.

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

The Company will continue to lease certain of its facilities to SAB. We recorded rental income from the related party in the amounts of $49,976 and $149,928, for the three and nine months ended September 30, 2016, respectively.

Tronco Related Loans

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco Energy Corporation (“Tronco”), a party related to us through common control, in order to take over the legal position as Tronco’s senior secured lender. That agreement provided that, upon our full repayment of the Tronco loan from the proceeds of the Offering, the lender would assign to us all of its rights under the Tronco loan, including all of the collateral documents. On May 30, 2014, we closed our purchase of the Tronco loan for a total payoff of $8.3 million, including principal, interest, and early termination fees. As a result of that purchase, we became Tronco’s senior secured lender and are entitled to receive all proceeds from sales of the Tronco-owned collateral, as discussed below.

With the Tronco loan, we have the direct legal right to enforce the collateral and guaranty agreements entered into in connection with the Tronco loan and to collect Tronco’s collateral sales proceeds, in order to recover the loan purchase amount. The Tronco loan continues to be secured by the first position liens on all of Tronco assets, as well as by the guarantees of Troy and Annette Meier (the “Meier Guaranties”), which are directly payable to and legally enforceable by us. In addition, the Meiers have provided us with stock pledges in which they pledge all of their shares of our common stock held by their family entities (the ‘‘Meier Stock Pledge’’), as collateral for the Meiers’ guaranties until full repayment of Tronco loan. The certificates representing the 8,814,860 pledged shares are being held in third-party escrow until full repayment of the Tronco loan. At a $0.95 per share price at closing of the NYSE MKT on September 30, 2016, the pledged shares would currently have a market value of over $8.4 million, more than the amount necessary to repay the Tronco loan, even if no Tronco assets were sold.

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

Other Related Party Transactions

On October 5, 2016, the Company closed a public offering of 5,750,000 shares of common stock at $1.00 and 1,000,000 of these shares were purchased by executive management.

NOTE 8. SHARE-BASED COMPENSATION

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

These three issuances of options issued during March 2016 were part of decreasing the base salary of employees and directors in exchange for salary for options plan, issued out of the 2015 Incentive Plan.

The fair value of stock options granted to employees and directors was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

	For the Three Months Ended September 30
	2016	2015
Expected volatility	49%	49%
Discount rate	1.09%	1.09%
Expected life (years)	3	3
Dividend yield	N/A	N/A

NOTE 9. SUBSEQUENT EVENTS

1. Closing of public offering of common stock and repayment of certain debt obligations

On October 5, 2016, the Company closed a public offering of 5,750,000 shares of common stock at $1.00 and 1,000,000 of these shares were purchased by executive management. This offering providing $5.1 million of cash to the Company, net of underwriting discounts, commissions and offering expenses. The company incurred approximately $200,000 of legal, audit and other related expenses. The Company used the proceeds to pay off the Bridge Financing and FNCC indebtedness, and made a payment on the Hard Rock Note. The balance was used for general corporate purposes, including growth working capital (see Note 1 – Summary of Significant Accounting Policies, Liquidity and Note 5 – Long-term Debt).

Amount provided by offering	$5,100,000
Bridge financing	(1,040,000)
FNCC indebtedness	(868,000)
Hard Rock Note payment	(606,000)
Remaining: cash to Company	$2,586,000

2. Registration Statement of 700,000 shares of common stock

On October 21, 2016, the Company filed a registration statement with the SEC to register the resale of 700,000 shares of common stock, which were issued for partial satisfaction of a loan payment on the Hard Rock Note which was to become due to the selling stockholders in 2016. For more information on the Hard Rock Note, see Note 5 – Long-term Debt.

3. Issuance of Restricted Units

On November 10, 2016, the board of directors issued 600,000 shares of restricted common stock at $0.97 per share to executive management and directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of September 30, 2016, and our results of operations for the three and nine months ended September 30, 2016 and 2015. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the years ended December 31, 2015 and 2014, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”).

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

Forward - Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of the Company. You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

•	future operating results and cash flow;

•	scheduled, budgeted and other future capital expenditures;

•	working capital requirements;

•	the availability of expected sources of liquidity;

•	the transition of our business to primarily selling tools;

•	the introduction into the market of the Company’s future products;

•	the market for the Company’s existing and future products;

•	the Company’s ability to develop new applications for its technologies;

•	the exploration, development and production activities of the Company’s customers;

•	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;

•	effects of pending legal proceedings;

•	changes in customers’ future product and service requirements that may not be cost effective or within the Company’s capabilities; and

•	future operations, financial results, business plans and cash needs.

These statements are based on assumptions and analyses in consideration of the Company’s experience and perception of historical trends, current conditions, expected future developments and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and the following:

•	the volatility of oil and natural gas prices;

•	the cyclical nature of the oil and gas industry;

•	availability of financing, flexibility in restructuring existing debt and access to capital markets;

•	consolidation within our customers’ industries;

•	competitive products and pricing pressures;

•	our reliance on significant customers, specifically, Baker Hughes and DTI;

•	our limited operating history;

•	fluctuations in our operating results;

•	our dependence on key personnel;

•	costs of raw materials;

•	our dependence on third party suppliers;

•	unforeseen risks in our manufacturing processes;

•	the need for skilled workers;

•	our ability to successfully manage our growth strategy;

•	unanticipated risks associated with, and our ability to integrate, acquisitions;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	terrorist threats or acts, war and civil disturbances;

•	our ability to protect our intellectual property;

•	impact of environmental matters, including future environmental regulations;

•	implementing and complying with safety policies;

•	breaches of security in our information systems;

•	related party transactions with our founders; and

•	risks associated with our common stock.

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

Overview

We are a drilling and completion tool technology company. We design and manufacture new drill bit and horizontal drill string enhancement tools and refurbish PDC (polycrystalline diamond compact) drill bits for the oil, natural gas and mining services industry. Our customers are primarily engaged in domestic and international exploration and production of oil and natural gas.

We currently have three basic operations:

•	Our PDC drill bit and other tool refurbishing and manufacturing service,

•	Our emerging technologies business that manufactures the Drill-N-Ream® well bore conditioning tool, our innovative drill string enhancement tool, the Strider Oscillation System and other tools, and

•	Our new product development business that conducts our research and development, and designs our horizontal drill string enhancement tools, other down-hole drilling technologies, and drilling tool manufacturing technologies.

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

In 2016, the Company entered into an agreement with Drilling Tools International (“DTI”), under which DTI has a requirement to purchase our Drill-N-Ream tool for their rental tool business and achieve market share requirements in order to maintain exclusive marketing rights for the Drill-N-Ream. This agreement began the change of direction of our business model from a rental tool company to a manufacturer that designs, builds and sells tools. DTI, has exclusive rights to market the Drill-N-Ream in the U.S., both on shore and off shore, and in Canada. It must achieve defined market share goals with our tool starting in June 2017 that increase through to the end of 2020. We receive revenue from DTI for tool sales, tool repairs and a royalty fee based on the tools usage.

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

Trends in the Industry

Declining Rig Count; Industry Volatility. Our business is highly dependent upon the vibrancy of the oil and gas drilling operations in the U.S. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Beginning in the latter half of 2014 and through early 2016, oil prices dramatically declined in the United States and as a result, the number of operating drill rigs has measurably been reduced. The NYMEX-WTI oil price was as low as $26.19 in February 2016, while the NYMEX-Henry Hub natural gas price was as low as $1.77 per MMBtu in May 2016. The Baker Hughes weekly rotary rig count decreased over 70% from the high of 1,840 on December 24, 2014 to a historic low of 404 as of May 27, 2016. Both 2015 and the first half of 2016 were very challenging for us as we worked to expand market share of our Drill-N-Ream® well bore conditioning tool and introduce the Strider Oscillation System against these massive headwinds.

While Baker Hughes is a leading supplier of drill bits to the oil and natural gas exploration and production industry globally, our business with them decreased measurably during this time as a result of the decline in drilling activity. This severely impacted both pricing and volume for drill bit refurbishment. We are contracted with Baker Hughes to serve the Rocky Mountain region that includes the Bakken shale formation in North Dakota. This region is higher cost production and as such, the drill rig count reduction has been more dramatic than the overall U.S rig count decline. The U.S. rig count has increased from the historic low of 404 in May to 569 as of November 4, 2016.

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

We believe that our Drill-N-Ream® well bore conditioning tool and Strider Oscillation System have proven to provide significant operational efficiencies and costs savings for horizontal drilling activity. In addition, we are developing additional technologies to take advantage of the oil and gas industry’s significant shift to horizontal/directional drilling and its resulting need for new drill string tools and technology.

We expect that with our extensive knowledge and experience in the oilfield industry, we can identify additional challenges with directional drilling, and then design and develop tools that will help our customers with their drilling challenges. Further development of additional drill string components, such as our Drill-N-Ream® and Strider Oscillation System, will become increasingly important to our business as we continue to grow through both organic expansion and strategic acquisitions.

GE Oil & Gas to merge with Baker Hughes. During 2016, GE Oil and Gas announced its planned merger with Baker Hughes. Currently Baker Hughes is our sole customer for our bit refurbishment business and we do not know how this acquisition may impact our business. Despite this, we intend to continue developing our long-time relationship with Baker Hughes. During the month of January 2016, the Company entered into an agreement with Baker Hughes to supply the Strider tool and related services to Baker Hughes.

RESULTS OF OPERATIONS

The following table represents our condensed consolidated statement of operations for the periods indicated:

	Three-Months Ended September 30,				Nine-Months Ended September 30,
(in thousands)	2016		2015		2016		2015
Revenue	$2,261	100%	$3,018	100%	$4,820	100%	$9,974	100%
Operating costs and expenses	3,224	143%	4,609	153%	10,853	225%	14,259	143%
Loss from continuing operations	(963)	(43)%	(1,592)	(53)%	(6,033)	(125)%	(4,285)	(43)%
Other expense	(212)	(9)%	(301)	(10)%	(484)	(10)%	(1,150)	(12)%
Income tax expense (benefit)	(2)	-%	47	2%	(2)	-%	(216)	(2)%
Net loss	$(1,173)	(52)%	$(1,940)	(64)%	$(6,515)	(135)%	$(5,219)	(52)%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

During 2016, the Company changed its revenue model from primarily renting tools to primarily selling tools. As previously noted, the Company entered into a distribution agreement with DTI, under which they purchase our Drill-N-Ream tool for their rental tool business. As part of this agreement, DTI also hired much of our field sales team and the related vehicles associated with our previous rental tool business. Thus, rental and sales revenue changed significantly during this quarter and cost of sales decreased measurably due to the change in our business model.

For the three months ended September 30, 2016 (third quarter 2016), as compared with the three months ended September 30, 2015 (third quarter 2015)

Revenue.  Our revenue decreased approximately $756,000, during the three months ended September 30, 2016 compared with the same period in 2015. The decrease was mostly related to the decline in refurbishing business, reflecting the significant decline in oil prices and drill rigs. Tool revenue in the third quarter 2016 was $1,845,000 which was comprised of approximately $93,000 of rental tool revenue, approximately $1,633,000 in tool sales and $119,000 of other related revenue. This was down $145,000 from tool revenue of $1,990,000, comprised of approximately $1,831,000 of rental tool revenue and $159,000 of other related revenue, in the third quarter of 2015. Contract services revenue was down a measurable $611,000 to approximately $417,000 in the third quarter 2016 from approximately $1,028,000 in the three months ending September 30, 2015.

Operating Costs and Expenses.  Total operating costs and expenses decreased approximately $1,385,000 during the three months ended September 30, 2016 compared with the same period in 2015.

•	Cost of revenue decreased approximately $550,000 in the third quarter of 2016 compared with the prior-year period. The decrease was a partial reflection of the decrease in revenue and our cost cutting measures in 2016. See discussion of DTI agreement above.

•	Selling, general and administrative expenses (“SG&A”) decreased approximately $547,000 for the three months ended September 30, 2016 compared with the same period in 2015. The decrease was due primarily to layoffs and other cost saving measures due to the downturn of the oil industry.

•	Depreciation and amortization expense decreased approximately $288,000 primarily attributable to the depreciation of the Hard Rock assets, which decreased due to the change of the Drill-N-Ream tool being reclassified as inventory instead of a machinery, for the three months ended September 30, 2016 compared to the same period in 2015.

Other Income (Expenses).  Other income and expense primarily consists of rent income, interest income, interest expense and loss on disposition of assets.

•	Other Income. We receive rent from the real property lease, which is the lease of the Superior Auto Body facilities by a related party. For the three months ended September 30, 2016, lease payments decreased by approximately $7,000 as compared with the three months ended September 30, 2015, due to no longer leasing our Vernal property.

•	Interest Income. For the three months ended September 30, 2016 and 2015 interest income was approximately $79,000 and $73,000, respectively, which increase was mainly due to interest received from the Tronco loan (see Note 7– Related Party Transaction - Tronco Related Loans in our consolidated condensed financial statements included herein).

•	Interest Expense. The interest expense for the three months ended September 30, 2016 and 2015 was approximately $373,000 and $421,000, respectively.

For the nine months ended September 30, 2016, as compared with the nine months ended September 30, 2015

Revenue.  Our revenue decreased approximately $5,153,000, during the nine months ended September 30, 2016 compared with the same period in 2015. The decrease was due to decline in tool related revenue and our refurbishing business. Tool revenue for the 2016 year-to-date period was $3,687,000. This was comprised of $1,414,000 of rental tool revenue, approximately $2,060,000 in tool sales and $213,000 of other related revenue. This compared with tool revenue of $5,997,000 comprised of approximately $5,555,000 of rental tool revenue and $442,000 of other related revenue for the nine months ended September 30, 2015. Contract services was down measurably from approximately $3,977,000 during the nine months ending September 30, 2015 to approximately $1,133,000 for the same period in 2016. The decline was the significantly lower U.S. rig count in 2016 resulting from the oil industry slowdown.

Operating Costs and Expenses.  Total operating costs and expenses decreased approximately $3,405,000 during the nine months ended September 30, 2016 compared with the same period in 2015.

•	Cost of revenue decreased approximately $1,701,000 for the nine months ended September 30, 2016 in comparison with the same period in 2015. This decrease was a partial reflection of the decrease in revenue and our cost cutting measures in of 2016.

•	SG&A decreased approximately $1,557,000 for the nine months ended September 30, 2016 compared with the same period in 2015. The decrease was due primarily to layoffs and other cost saving measures due to the downturn of the oil industry.

•	Depreciation and amortization expense decreased approximately $147,000 primarily attributable to the depreciation of the Hard Rock assets for the nine months ended September 30, 2016 compared with the same period in 2015. The decrease is also due to HR tools being shifted from PPE to inventory and depreciation expense decreasing by approximately $321,000.

Other Income (Expenses).  Other income and expense primarily consists of rent income, interest income, interest expense and loss on disposition of assets.

•	Other Income. We receive rent from two real property leases: one lease of a building on our Vernal campus and the second for the lease of the Superior Auto Body facilities by a related party. For the nine months ended September 30, 2016, lease payments decreased by approximately $27,000 as compared with the nine months ended September 30, 2015, due to a decrease in rental income from our Vernal property.

•	Interest Income. For the nine months ended September 30, 2016 and 2015 interest income was approximately $235,000 and $220,000, respectively, which increase was mainly due to interest received from the Tronco loan (see Note 7– Related Party Transaction - Tronco Related Loans in our consolidated condensed financial statements included herein).

•	Interest Expense. The interest expense for the nine months ended September 30, 2016 and 2015 was approximately $1,101,000 and $1,463,000, respectively.

Liquidity

At September 30, 2016, we had working capital of approximately $1.5 million. Our principal sources of liquidity have been cash flow from operations and borrowings. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Given the current environment of the oil and gas industry, revenue and, therefore, cash from operations, have been severely impacted. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and managing our debt to enhance liquidity. We will continue to work to grow revenue and review additional cost cutting measures with the plan to be cash flow positive. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

Public Offering: On September 30, 2016, we priced a public offering of common stock at $1.00 per share. The transaction closed on October 5, 2016 and was recorded as a receivable and common stock subscribed. Net of underwriting discounts, commissions and offering expenses, net proceeds were approximately $5.1 million. The Company used the proceeds to repay its $1 million Bridge Financing, FNCC indebtedness and pay the remaining $500,000 plus accrued interest on the Hard Rock Note (see Note 5 – Long-term Debt). We will use the remaining funds from the offering and cash flows from operations to service on going debt obligations, which include real property leases and equipment loans, as well as for general corporate purposes, including growth working capital (see Note 9 - Subsequent Events).

Hard Rock Note: On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock Solutions, LLC (as so amended and restated, the “Hard Rock Note”). As amended and restated, the Hard Rock Note accrues interest at 5.75% per annum and matures and is fully payable on January 15, 2020. Under the current terms of the Hard Rock Note, we are required to make the following payments: $1,500,000 of principal plus accrued interest on or before October 15, 2016; accrued interest only on each of January 15, March 15, May 15 and July 15, 2017; $500,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2019. The remaining balance of principal of $2,000,000 and accrued interest on the Hard Rock Note are due on January 15, 2020.

We made an interest payment of approximately $304,000 on the Hard Rock Note on August 5, 2016. In addition, we issued 700,000 restricted shares of common stock on August 10, 2016 (having an agreed per share value of $1.43, or $1,000,000 in the aggregate) as payment for $1,000,000 of the $1,500,000 of principal due in 2016. On October 15, 2016, we paid $606,000 in principal and accrued interest for the remaining amounts due in 2016. On October 21, 2016, the Company filed a registration statement with the SEC to register the resale of the 700,000 shares of restricted stock. Additional interest will continue to accrue on the Hard Rock Note based on the $1,000,000 value of the shares until such shares are registered.

FNCC Lending Agreement: On March 8, 2016, we entered into a $3 million financing agreement with FNCC. The financing agreement included a $500,000 term loan collateralized with previously unencumbered manufacturing equipment and a $2.5 million accounts receivable revolving credit facility allowing up to 85% of eligible accounts receivable. This credit facility included a personal guarantee from Troy Meier. As of September 30, 2016, the outstanding balance of the revolving promissory note was $490,608. The net availability from the revolving promissory note as of September 30, 2016 was $0. At September 30, 2016, we were not in compliance with all financial covenants under the FNCC facility and we received a forbearance concerning the terms of the debt.

Following the receipt of proceeds received on October 5, 2016 from the common stock offering, the term loan and revolver were repaid and the agreements were terminated. (see Subsequent Events – Footnote 9).

Previous to its termination upon repayment, the revolving promissory note had availability of up to 85% of eligible accounts receivable of the borrowers. The note had a variable interest rate of prime plus 1% plus a monthly service fee of 0.48% of the current outstanding balance on the note. The term loan was for a period of 60 months with monthly principal payments of $8,333 plus monthly variable interest, with a balloon payment at the end of the term. The note carried an interest rate of prime plus 5% plus a monthly service fee of 0.30% of the outstanding balance.

The credit facility had also included the following debt covenants: (a) Fixed Charge Coverage Ratio of not less than 0.10 tested monthly from July 30 through August 31, 2016, then 0.35 for September 30 and October 31, 2016, and then 1.00 for November 30, 2016 and each month thereafter; (b) Debt-to-Tangible Net Worth of not greater than 4.35 tested monthly from June 30 through August 31, 2016 and then 4.25 for September 30, 2016 and each month thereafter; and (c) Liquid Ratio of at least 0.325 tested monthly from June 30 through September 30, 2016 and then 0.40 for October 30, 2016 and each month thereafter.

Bridge Financing: On August 5, 2016, we entered into a private transaction with a private investor pursuant to which we issued a promissory note in the aggregate principal amounts of $1,000,000 and a warrant to purchase up to an aggregate of 250,000 shares of our common stock, subject to certain adjustments to the number of shares and the exercise price described in the warrants (together, the “Bridge Financing”). These warrants were valued at $112,024, based on using the Black Scholes model and were recorded as a liability. These warrants have a five-year term and were valued at $1.00 per share as of September 30, 2016. Following the closing of our public offering of common stock on October 5, 2016, we repaid the Bridge Financing. (see Subsequent Events – Footnote 9).

Prior to its repayment, the Bridge Financing accrued interest at the rate of 8% per annum. Until the payment in full of the indebtedness under the note, we agreed not to grant, convey, create or impose any lien or security interest on any of our real or personal property other than liens existing on the date of the note. We paid in full all amounts outstanding under the note using a portion of the proceeds of our public offering of common stock completed in October 2016.

Cash Flow

Operating Cash Flows

For the nine months ended September 30, 2016, net cash used by our operating activities was approximately $1,482,000. The Company had approximately $6,515,000 of net loss, approximately $648,000 decrease in accounts receivable, an increase in accounts payable and accrued expenses of approximately $496,000 and depreciation and amortization expense of approximately $3,379,000.

Investing Cash Flows

For the nine months ended September 30, 2016, net cash provided by our investing activities was approximately $168,000, which was used for property, plant and equipment purchases.

Financing Cash Flows

For the nine months ended September 30, 2016, net cash provided by our financing activities was approximately $349,000, primarily attributable to payments on long-term debt and long-term capital lease obligations. Subsequent to the end of the reported period, the Company received $5.1 million in proceeds from our recently completed public offering of common stock.

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

Revenue Recognition

We generate revenue from the refurbishment, manufacturing, repair, rental and sales of drill string tools. Our manufactured products are produced in a standard manufacturing operation, even when produced to our customer’s specifications. We also earn royalty fees under certain arrangements for the tools we sell. The Company has entered into an agreement with DTI to be our exclusive distributor of the Drill-N-Ream tool in the United States and Canada. This agreement began the change of direction of our business from renting tools to selling tools.

Tool sales, rentals and other related revenue.   We rent or sell our tools and repair the tools we manufacture. In some instances, such as with the Drill-N-Ream®, we may receive royalty revenue based on the activity of the tools by end users.

Tool Sales: Revenue for tool sales is recognized upon shipment of tools.

Tool Rental: Rental revenue is recognized upon completion of the customer’s job for which the tool was rented. While the duration of the rents vary by job and number of runs, these rents are generally less than one month. The rental agreements are typically based on the price per run or footage drilled and do not have any minimum rental payments or term.

Other Related Revenue: We receive revenue from the repair of tools upon delivery of the repaired tool to the customer. Royalty revenue is recognized when our customer invoices their customer for the use of our tools.

Contract Services

Drill Bit Manufacturing and Refurbishment: Since 1996, we have refurbished PDC drill bits for Baker Hughes. We are currently operating under a four-year vendor agreement with Baker Hughes that was renewed in 2014. We recognize revenue for our PDC drill bit services upon shipment of the drill bit. Shipping and handling costs related to refurbishing services are paid directly by Baker Hughes at the time of shipment. By contract, we can only refurbish and manufacture oil or gas drill bits for Baker Hughes, but we are not contractually prohibited from manufacturing drill bits for the mining industry.

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

These three issuances of options issued during March 2016 were part of decreasing the base salary of employees and directors in exchange for salary for options plan, which came from the employee long term incentive plan.

Concentration of Credit Risk

Historically, substantially all of our revenue was derived from our refurbishing of PDC drill bits and our manufacturing of the Drill-N-Ream units. However, after the Hard Rock Acquisition, our historical HR revenue and accounts receivable percentages became spread out among our drill bit refurbishment customers and Hard Rock’s rental tool customers. Subsequently we entered into an exclusive United States and Canada distribution agreement with DTI for the Drill-N-Ream. As a result of this agreement, the majority of our revenue is now concentrated between our two largest customers, Baker Hughes and DTI.

Accounts Receivable; Allowance for Doubtful Accounts

Accounts receivable are generally due within 60 days of the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. As of September 30, 2016 and as of December 31, 2015, management determined that no allowance for doubtful accounts was deemed necessary due to our expectation that the Company will collect all amounts owed.

Intangible Assets

Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of September 30, 2016, the Company performed an evaluation of the intangible assets. From this analysis we have determined no impairment was needed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016 due to certain material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement in our interim financial statements will not be prevented or detected on a timely basis. During the course of our assessment, management identified that the Company has a lack of staffing within its accounting department, in terms of the small number of employees performing its financial and accounting functions, which does not provide the necessary segregation of duties surrounding the cash disbursements process. Management believes the lack of accounting and financial personnel amounts to a material weakness in its internal control over financial reporting ability to adequately prepare financial statements and disclosures, and a lack of accounting expertise to appropriately apply GAAP for complex and non-routine transactions. As a result, at September 30, 2016 and on the date of this Report, its internal control over financial reporting is not effective.

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

We believe that Del-Rio’s claims are without merit, and all defendants are actively defending in this matter. In particular, SDS’ and MPS’ only involvement was to grant guaranties and/or security interests in their respective separate personal and real property to ACF to additionally collateralize the Tronco loan before its purchase by us. In addition, since the Meiers’ and their personal trusts guaranty repayment of the Tronco loan, we believe that the basis of Del-Rio’s damages claims are nullified. Consequently, we do not believe that Del Rio’s purported claims against SDS and MPS will have any material adverse effect on our cash flow, business, or operations. As of September 30, 2016, there have been no updates or decisions made concerning this matter.

Item 1A. Risk Factors

Due to reduced commodity prices and the unprecedented rapid decline in the rig count during 2015 and 2016 to historic lows, we had measurably lower operating cash flows. As a result of this situation coupled with pending payments required on our indebtedness, we may be unable to maintain adequate liquidity and make payments on our debt.

At September 30, 2016, we had working capital of approximately $1.5 million. During 2015 and into 2016, our principal sources of liquidity were cash flow from operations and our new credit facility with Federal National Commercial Credit (“FNCC”). In addition, on August 5, 2016, we completed the Bridge Financing to provide us with liquidity until we could close the public offering described below. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Given the current environment of the oil and gas industry, our revenue has dramatically declined in 2015 and 2016.

On September 30, 2016, we priced a public offering of common stock at $1.00 per share. The transaction closed on October 5, 2016 and was recorded as a receivable and common stock subscribed. Net of underwriting discounts, commissions and offering expenses, net proceeds were approximately $5.1 million. The Company used the proceeds to pay off the Bridge Financing and its indebtedness with FNCC, as well as for general corporate purposes, including working capital.

As amended and restated effective August 10, 2016, the Hard Rock Note accrues interest at 5.75% per annum and matures and is fully payable on January 15, 2020. Under the current terms of Hard Rock Note, and after the payment described below, we are required to make the following payments: accrued interest on each of January 15, March 15, May 15 and July 15, 2017, $500,000 (plus accrued interest) on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 (plus accrued interest) on each of January 15, March 15, May 15 and July 15, 2019, with the remaining balance of principal and accrued interest on the Hard Rock Note due on January 15, 2020.

In connection with the amendment and restatement, we made an interest payment of approximately $304,000 on the Hard Rock Note. In addition we issued 700,000 restricted shares of common stock (having an agreed per share value of $1.43, or $1,000,000 in the aggregate) as payment for $1,000,000 of the $1,500,000 due on the Hard Rock Note on or before October 15, 2016. Interest will continue to accrue on the Hard Rock Note based on the $1,000,000 value of the shares until the resale of such shares is registered with the SEC.

Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and managing our debt to enhance liquidity. For example, to conserve cash, we implemented a salary for stock options program during the first quarter of 2016 for senior management and our board of directors. We do not currently have all of the financial resources to fully develop and execute on all of our strategies. We will need to raise additional capital through equity and debt financing to support our operations and for our corporate general and administrative expenses. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

We will continue to work to grow revenue and review additional cost cutting measures with the plan to be cash flow positive. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements.

Failure to generate sufficient revenue to make payments on the Hard Rock Note could result in our loss of the patents securing such note.

On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock Solutions, LLC (as so amended and restated, the “Hard Rock Note”). As amended and restated, the Hard Rock Note accrues interest at 5.75% per annum and matures and is fully payable on January 15, 2020. Under the current terms of the Hard Rock Note, we are required to make the following payments: $1,500,000 of principal plus accrued interest on or before October 15, 2016; accrued interest only on each of January 15, March 15, May 15 and July 15, 2017; $500,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2019. The remaining balance of principal of $2,000,000 and accrued interest on the Hard Rock Note are due on January 15, 2020.

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

Our level of indebtedness could adversely affect our future ability to raise additional capital to fund growth, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage.

As noted above, we are required to make payments on the Hard Rock Note of $1.5 million (plus accrued interest) on before October 15, 2016 ($1.0 million of which was paid through the issuance of 700,000 shares of common stock on August 10, 2016 in connection with the amendment and restatement of the Hard Rock Note and the $500,000 was paid with cash), accrued interest only in 2017, $2.0 million (plus accrued interest) in 2018 and $4.0 million (plus accrued interest) for 2019, with the balance due on maturity in January 2020. Interest will continue to accrue on the Hard Rock Note based on the $1,000,000 value of the shares of common stock until such shares are registered.  In addition, we are required to make monthly payments of approximately $135,000 on our other indebtedness. As of September 30, 2016, we were not in compliance with all financial covenants under the FNCC facility and we were in forbearance, however on October 5, 2016 this indebtedness was paid off in full.

Our level of debt and debt service requirements could have important consequences. For example, it could (i) result in a foreclosure upon our key assets, (ii) increase our vulnerability to general adverse economic and industry conditions, (iii) limit our ability to fund future capital expenditures and working capital, to engage in future acquisitions or development activities, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flow from operations to payments on our debt, (iv) increase our cost of borrowing, (v) restrict us from making strategic acquisitions or causing us to make non-strategic divestitures, (vi) limit our flexibility in planning for, or reacting to, changes in our business or industry in which we operate, placing us at a competitive disadvantage compared with our competitors who are less leveraged and (vii) impair our ability to obtain additional financing in the future.

Item 6. Exhibits

The exhibits listed below are filed as part of this report:

Exhibit No.	Description

10.1	Modification and Forbearance Agreement dated August 15, 2016 by and among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock Solutions, LLC, Extreme Technologies, LLC and Federal National Payables, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2016).

10.2	Guaranty among G. Troy Meier, Annette Meier, and Federal National Payables, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2016).

10.3	Amended and Restated Distribution Agreement between Hard Rock Solutions, LLC and Superior Drilling Products, Inc. dated August 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2016).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier and Christopher D. Cashion.**

101.INS *	XBRL Instance

101.XSD *	XBRL Schema

101.CAL *	XBRL Calculation

101.DEF *	XBRL Definition

101.LAB *	XBRL Label

101.PRE *	XBRL Presentation

** Furnished herewith.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR DRILLING PRODUCTS, INC.

Date: November 14, 2016
By: /s/ G. Troy Meier
G. Troy Meier, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Christopher D. Cashion
Christopher D. Cashion, Chief Financial Officer
(Principal Financial Officer)

