Form 10-K
period 2016-12-31
Superior Drilling Products, Inc.
filed 2017-03-31
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission File Number 001-36453

SUPERIOR DRILLING PRODUCTS, INC.

(Name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	46-4341605 (I.R.S. Employer Identification No.)

1583 South 1700 East Vernal, Utah (Address of Principal Executive Offices)	84078 (Zip Code)

Issuer’s Telephone Number: 435-789-0594

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each class: Common Stock, $0.001 par value	Name of each exchange on which registered: NYSE MKT

Securities Registered Pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The registrant had issued and outstanding 24,197,148 shares of its common stock on March 28, 2017.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its 2017 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, are incorporated by reference to the extent set forth in Part III of this Form 10-K.

SUPERIOR DRILLING PRODUCTS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Superior Drilling Products, Inc. (the “Company” or “SDPI”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. The forward-looking statements contained in or incorporated by reference into this Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including:

●	the volatility of oil and natural gas prices;

●	the cyclical nature of the oil and gas industry;

●	availability of financing, flexibility in restructuring existing debt and access to capital markets;

●	consolidation within our customers’ industries;

●	competitive products and pricing pressures;

●	our reliance on significant customers;

●	our limited operating history;

●	fluctuations in our operating results;

●	our dependence on key personnel;

●	costs of raw materials;

●	our dependence on third party suppliers;

●	unforeseen risks in our manufacturing processes;

●	the need for skilled workers;

●	our ability to successfully manage our growth strategy;

●	unanticipated risks associated with, and our ability to integrate, acquisitions;

●	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

●	terrorist threats or acts, war and civil disturbances;

●	our ability to protect our intellectual property;

●	impact of environmental matters, including future environmental regulations;

●	implementing and complying with safety policies;

●	breaches of security in our information systems;

●	related party transactions with our founders; and

●	risks associated with our common stock.

Many of these factors are beyond our ability to control or predict. These factors are not intended to represent a complete list of the general or specific factors that may affect us.

In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Item 1A. Risk Factors” included elsewhere in this prospectus and in the documents that we include as exhibits to this Annual Report, and our subsequent SEC filings. All forward-looking statements speak only as of the date they are made. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I

ITEM 1. BUSINESS

Nature of Operations

Superior Drilling Products, Inc. (the “Company”, “SDPI”, “we”, “our” or “us”) is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling industry. The Company innovates, designs, engineers, manufactures, sells, and repairs drilling and completion tools. Our drilling solutions include the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool”) and the patented Strider™ Drill String Oscillation System technology (“Strider technology”). In addition, the Company is a manufacturer and refurbisher of PDC (polycrystalline diamond compact) drill bits for a leading oil field services company. We operate a state-of-the-art drill tool fabrication facility, where we manufacture solutions for the drilling industry, as well as customers’ custom products. The Company’s strategy for growth is to leverage its expertise in drill tool technology and innovative, precision machining in order to broaden its product offerings and solutions for the oil and gas industry.

We were incorporated on December 10, 2013 under the name SD Company, Inc. in order to facilitate (a) the reorganization of the entities that are now our consolidated subsidiaries and (b) the subsequent acquisition of Hard Rock Solutions, LLC (“HR”). We changed our name from SD Company Inc. to Superior Drilling Products, Inc. on May 22, 2014 in conjunction with closing of that reorganization and our initial public offering, which occurred on May 23, 2014 (“Offering” or “IPO”). Our corporate headquarters and manufacturing operations are located in Vernal, Utah. Our common stock trades on the NYSE MKT exchange under the ticker symbol “SDPI”.

Our subsidiaries include (a) Superior Drilling Solutions, LLC (previously known as Superior Drilling Products, LLC), a Utah limited liability company (“SDS”), together with its wholly owned subsidiary Superior Design and Fabrication, LLC, a Utah limited liability company (“SDF”), (b) Extreme Technologies, LLC, a Utah limited liability company (“ET”), (c) Meier Properties Series, LLC, a Utah limited liability company (“MPS”), (d) Meier Leasing, LLC, a Utah limited liability company (“ML”), and (e) HR.

Overview

We are a drilling and completion tool technology company. We design and manufacture new drill bit and horizontal drill string enhancement tools and refurbish PDC (polycrystalline diamond compact) drill bits for the oil, natural gas and mining services industry. Our customers are primarily engaged in domestic and international exploration and production of oil and natural gas.

We currently have three basic operations:

●	Our PDC drill bit and other tool refurbishing and manufacturing service,

●	Our emerging technologies business that manufactures the Drill-N-Ream tool, our innovative drill string enhancement tool, the Strider technology and other tools, and

●	Our new product development business that conducts our research and development, and designs our horizontal drill string enhancement tools, other down-hole drilling technologies, and drilling tool manufacturing technologies.

From our headquarters in Vernal, Utah, we operate a technologically-advanced PDC drill bit refurbishing facility, as well as a state-of-the-art, high-tech drilling and completion tool engineering design and manufacturing operation. We manufacture our drill string enhancement tools, including the patented Drill- N-Ream tool and the patented Strider technology, and conduct our new product research and development from this facility.

Our co-founder, Troy Meier, developed the first commercially-viable process for refurbishing PDC drill bits after a successful 13-year career with a predecessor of Baker Hughes Inc. For the past 21 years, we have exclusively provided our PDC drill bit refurbishing services for the Rocky Mountain, California and Alaska regions of Baker Hughes’s oilfield operations. In addition, we have expanded our offerings and our customer base by demonstrating our engineering, design and manufacturing expertise of down-hole drilling tools. We continuously work with our customers to develop new products and enhancements to existing products, improve efficiency and safety, and solve complex drilling tool problems.

We employ a senior work force with specialized training and extensive experience related to drill bit refurbishing and drill and completion tool manufacturing. They produce our products and services using a suite of highly technical, purpose-built equipment, much of which we design and manufacture for our proprietary use. Our manufacturing equipment and products use advanced technologies that enable us to increase efficiency, enhance product integrity, improve efficiency and safety, and solve complex drilling tool problems.

In 2016, the Company entered into an agreement with Drilling Tools International (“DTI”), under which DTI has a requirement to purchase our Drill-N-Ream tool for their rental tool business and achieve market share requirements in order to maintain exclusive marketing rights for the Drill-N-Ream. This agreement began the change of direction of our business model from a rental tool company to a manufacturer that designs, builds and sells tools. DTI, has exclusive rights to market the Drill-N-Ream in the U.S., and in Canada, both onshore and offshore. It must achieve defined market share goals with our tool starting in June 2017 that increase through to the end of 2020. We receive revenue from DTI for tool sales, tool repairs and a royalty fee based on the tools usage.

In 2016, the Company also entered into an agreement with Baker Hughes to supply its Open Hole Strider drill string oscillation tool which reduces drill string friction on horizontal wells, resulting in improved rates of penetration and cost savings. The agreement has no set expiration date or minimum shipment requirement. It will remain in force until either the Company or Baker Hughes cancel it. Subject to certain limitations, the agreement is terminable by Baker Hughes on 30 days prior written notice.

Oil and Gas Drilling Industry

Overview

Drilling and completion of oil and gas wells are part of the oilfield services group within the energy industry. The drilling industry is often segmented into the North American market and the International market. These markets share common exposure to the same macro environment, but also exhibit unique factors that drive the dynamics of each market.

Oilfield services companies drill the wells for hydrocarbon exploration and production (“E&P”) companies. Demand for onshore drilling is a function of the willingness of E&P companies to make operating and capital expenditures to explore for, develop and produce hydrocarbons. When oil or natural gas prices increase, E&P companies generally increase their capital expenditures, resulting in greater revenue and profits for both drillers and equipment manufacturers. Likewise, significant decreases in the prices of those commodities may lead E&P companies to reduce their capital expenditures, which decreases the demand for drilling equipment.

Trends in the Industry

Recent Rig Count Improvement; Industry Volatility. Our business is highly dependent upon the vibrancy of the oil and gas drilling operations in the U.S. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Beginning in the latter half of 2014 and through early 2016, oil prices dramatically declined in the United States and as a result, the number of operating drill rigs has been measurably reduced. The NYMEX-WTI oil price was as low as $26.19 in February 2016, while the NYMEX-Henry Hub natural gas price was as low as $1.49 per MMBtu in March 2016. The Baker Hughes weekly rotary rig count decreased over 70% from the high of 1,931 on September 13, 2014 to a historic low of 404 as of May 27, 2016.

While Baker Hughes is a leading supplier of drill bits to the oil and natural gas exploration and production industry globally, our business with them decreased measurably during this time as a result of the decline in drilling activity. This severely impacted both pricing and volume for drill bit refurbishment. We are contracted with Baker Hughes to serve the Rocky Mountain region that includes the Bakken shale formation in North Dakota. This region is higher cost production and as such, the drill rig count reduction has been more dramatic than the overall U.S rig count decline. During the second half of calendar year 2016 and the first couple months of 2017, the U.S. rig count has increased from the historic low of 404 in May 2016 to 809 as of March 24, 2017. With this increase in market activity, we have seen an increase in demand for our product and services.

Advent of horizontal drilling requires new technologies. We believe the value of our Drill-N- Ream tool and Strider technology combined with our low market penetration provide us sales opportunities in soft as well as robust markets.

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

We believe that our Drill-N-Ream tool and Strider technology have proven to provide significant operational efficiencies and costs savings for horizontal drilling activity. In addition, we are developing additional technologies to take advantage of the oil and gas industry’s significant shift to horizontal/directional drilling and its resulting need for new drill string tools and technology.

We expect that with our extensive knowledge and experience in the oilfield industry, we can identify additional challenges with directional drilling, and then design and develop tools that will help our customers with their drilling challenges. Further development of additional drill string components, such as our Drill-N-Ream and Strider technology, will become increasingly important to our business as we continue to grow through both organic expansion and strategic acquisitions.

GE Oil & Gas to merge with Baker Hughes. During 2016, GE Oil and Gas announced its planned merger with Baker Hughes. Currently Baker Hughes is our sole customer for our bit refurbishment business and we do not know how this acquisition may impact our business. Despite this, we intend to continue developing our long-time relationship with Baker Hughes. In January 2016, the Company entered into an agreement with Baker Hughes to supply the Strider technology with our Open Hole Strider tool and related services to Baker Hughes. Tool shipments associated with the agreement are expected to begin in late 2017. The agreement has no set expiration date or minimum shipment requirement. It will remain in force until it is canceled by either us or Baker Hughes, as stipulated in the agreement.

Our Drill Bit Refurbishment Business

As the refurbishing industry grew, our arrangement with Baker Hughes is an agreement to perform our drill bit refurbishment work exclusively for Baker Hughes’ Rocky Mountain, California and Alaskan regions. Today, we believe that we continue to lead the industry in drill bit repair technology – continually improving repair techniques to improve drill bit performance and efficiency.

Our Horizontal Drilling Tools and Technologies

Drill-N-Ream Tool. The Drill-N-Ream tool is a dual-section reaming tool which is located behind the bottom hole assembly (BHA) to smooth and slightly enlarge the well drift in the curved and horizontal sections of horizontal wells, in both oil and water based mud. The Drill-N-Ream tool is available in multiple sizes and can be custom manufactured to fit any hole size. The Drill-N-Ream tool conditions the well bore as it is being drilled and allows the drill string to move through the conditioned well bore left by the drill bit with less friction and material stress, extending the horizontal distance that can be drilled during a run and making tripping (removal of the drill string) and the running of casing in the completed well much easier. Each time a drilling operator has to trip the drill string and replace a bit or other drill string component, it costs the operator substantial time and money, so we believe anything that allows each run to extend further is of great value to our customers. We are also developing a suite of other horizontal drill string tools, each of which addresses a different technical challenge presented by today’s horizontal drilling designs.

The Drill-N-Ream tool conditions the well bore tortuosity brought about from the drill bit geo-steering, and from directional drilling overcorrections and formation interactions. As a result, the Drill-N-Ream tool extends the horizontal distance of the well bore by (a) smoothing out ledges and doglegs left by the bit, which allows the drill string to move through a conditioned well bore with less friction and stress, (b) reducing tool joint damages and trip time (i.e. the time required to remove and reinsert the drill string), and (c) enhancing the power available to drive the drill bit assembly.

Specifically,

●	Traditional methods for conditioning the well bore entails removing the drill string and running a dedicated reamer through the well bore, typically in two separate runs. The Drill-N-Ream tool eliminates the need for dedicated reamer runs, and therefore reduces the cost of drilling a horizontal well.

●	We believe that the Drill-N-Ream’s adoption and continued use by operators supports it effectiveness and industry acceptance. In fact, leading operators have begun to standardize their bottom hole assembly with a Drill-N-Ream tool. In addition, we understand that a number of customers have rented the Drill-N-Ream tool after first trying its competitors. We expect the above factors to support increasing interest in, and revenue from, the Drill-N-Ream tool over the next several years as more well operators’ reports of its effectiveness are transmitted through word-of-mouth by an increasing user base to other well operators.

Strider Technology. The Strider technology utilizes its unique patented design to reduce drill string friction on horizontal wells, resulting in improved rates of penetration and cost savings. Its revolutionary engineering provides a cost-effective alternative to conventional downhole vibration tools. The Strider technology is designed to help dissipate the inertial drag of a horizontal drill string by generating rhythmic pulses that break the frictional connection between the drill strings and well bore greatly enhancing drilling rates.

The Strider technology is composed of two main parts, a hydraulic channeling chamber (HCC) and a rhythmic pulsation chamber (RPC). The RPC contains a precisely engineered, high speed pulse-valve that systematically restricts flow area. During flow restriction, or “closure”, the ideal amount of fluid is allowed to continue down hole. This perfectly controlled hydraulic flow produces an optimal pulse frequency, which is preferred for bottom hole assembly equipment. The low frequency also allows for placement of the Strider technology to the bit closer than typical oscillation tools.

We believe that our Strider technology is at the forefront of drill string tool technological development for horizontal drilling. We believe our technology in the drill string stimulation tool offers significant advantages over our competitors and we believe our Strider technology will be rapidly accepted in the drilling market and completion markets.

We have two tools that we have developed with our Strider technology: the Coiled Tubing Strider (CTS) and the Open Hole Strider.

The CTS is used in the completions industry to assist the coiled tube used to complete previously drilled well bores to get to bottom depth. It is used by oil field services companies that specialize in completions, as well as by the operators.

The Open Hole Strider is used as a component of the bottom hole assembly for drilling to create improved drilling efficiencies by reducing friction and adding additional thrust behind the drill bit.

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

Dedicated Reamer Stinger (“DR Stinger”). DR Stinger is designed to optimize dedicated reamer operations. DR Stinger utilized our fully patented Drill-N-Ream tool with its dual stage eccentric reamers which conditions well bores by increasing well bore drift. The two reamer stages spaced approximately five feet apart act in unison to force each other into the formation while efficiently reducing ledges, doglegs, and well bore tortuosity. With DR Stinger, a tapered stinger is placed just below the Drill-N-Ream tool at the end of the drill string. The DR Stinger eliminates any bit costs during the reamer operation as it is run without a bit, offering a much better indication of hole conditions. Floats are included in the DR Stinger, as well as an anti-plug port system with both features eliminating any plugging of the drill string. With no bit on the DR Stringer, the drill string will find and keep well bore center preventing unplanned side tracks.

New Product Development and Intellectual Property

Our sales and earnings are influenced by our ability to successfully provide the high-level service that our customers demand, which in turn relies on our ability to develop new processes, technology, and products. We have also historically dedicated additional resources toward the development of new technology and equipment to enhance the effectiveness, safety, and efficiency of the products and services we provide. During 2015, research and development costs were approximately $1.5 million. In 2016, our research and development costs decreased slightly to $1.2 million, which represented 16.7% of our 2016 revenue as we continued to maintain our commitment to new product development during the downturn in our industry.

Although we highly value our proprietary products and technology, we also depend on our technological capabilities, customer service oriented culture, and application of our know-how to distinguish ourselves from our competitors. We also consider the services we provide to our customers, our customer relationships, and the technical knowledge and skill of our personnel, to be more important than our registered intellectual property in our ability to compete. While we stress the importance of our research and development programs, the technical challenges and market uncertainties associated with the development and successful introduction of new and updated products are such that we cannot assure investors that we will realize any particular amount of future revenue from the services and related products resulting from our research and development programs.

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

Our ability to obtain suitable quality raw materials and components, such as PDC’s, steel and flux, solder and heating elements, is critical to our ability to remanufacture Baker Hughes drill bits, and to manufacture the Drill-N-Ream tool and Strider technology tools and other future drill line products. In order to purchase raw materials and components in timely and cost effective manner, we have developed both domestic and international sourcing connections and arrangements. We maintain quality assurance and testing programs to analyze and test these raw materials and components in order to assure their compliance with our rigorous specifications and standards. We generally try to purchase our raw materials from multiple suppliers so we are not dependent on any one supplier, but this is not always possible.

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

Proprietary Rights

We rely primarily on a combination of patent, trade secret, copyright and trademark laws, confidentiality procedures, and other intellectual property protection methods to protect our proprietary technology. Mr. Meier currently has U.S. patent applications pending, and related international patent applications pending as co-inventor, and individually with respect to the Strider technology and other pending horizontal drilling tools. There is no assurance that our patent applications will result in issued patents, that the existing patents or that any future patents issued to us will provide any competitive advantages for their products or technology, or that, if challenged, the patents issued to us will be held valid and enforceable. Despite our precautions, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Existing intellectual property laws afford only limited protection and policing violations of such laws is difficult. The laws of certain countries in which our products are or may be used by our customers do not protect our products and intellectual property rights to the same extent as do the laws of the United States. There is no assurance that these protections will be adequate or that our competitors will not independently develop similar technology, gain access to our trade secrets or other proprietary information, or design around our patents.

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

In 2016, the Company entered into an agreement with DTI, under which DTI has a requirement to purchase our Drill-N-Ream tool for their rental tool business and achieve market share requirements in order to maintain exclusive marketing rights for the Drill-N-Ream tool. This agreement began the change of direction of our business model from a rental tool company to a manufacturer that designs, builds and sells tools. DTI, has exclusive rights to market the Drill-N-Ream tool in the U.S., both onshore and offshore, and in Canada. It must achieve defined market share goals with our tool starting in June 2017 that increase through to the end of 2020. We receive revenue from DTI for tool sales, tool repairs and a royalty fee based on the tools usage.

Our Open Hole Strider agreement with Baker Hughes enables us to supply our drill string oscillation tool which reduces drill string friction on horizontal wells, resulting in improved rates of penetration and cost savings. The agreement has no set expiration date or minimum shipment requirement. It will remain in force until either SDP or Baker Hughes cancel it. Subject to certain limitations, the agreement is terminable by Baker Hughes on 30 days prior written notice. The Open Hole Strider tool has been deployed in North Dakota’s Bakken oil field, Oklahoma and Wyoming, with the goal to expand to other surrounding states in the near future. The tool is expected to be commercialized later in 2017 or early 2018.

Growth Strategies

We intend to pursue the following growth strategies as we seek to expand our market share and solidify our position as a competitive drilling tool manufacturer in the drilling industry:

Leverage highly advanced tool technologies. We currently have two differentiated advanced drilling tool technologies that address challenges encountered in the oil and gas drilling marketplace.

● The Strider technology is a patented drill string oscillation system that minimizes drill string friction thereby improving weight on bit for directional drilling. Its technological advancements, including a two-part design, enable the Strider to be placed closer to the drill bit than other oscillation tools. We have two tools that incorporate the Strider technology: the CTS and the Open Hole Strider.

● The Drill-N-Ream tool has a unique design that provides a cleaner well bore with fewer ledges and a wider drift, while eliminating the need for a dedicated reaming run. As a result, our end users experience fewer drill string tool failures and reduce the number of drilling days per well.

Expand our channels to market. We have strategically shifted from creating a rental tool business to leveraging existing distribution channels in the exploration and production industry. We recently entered into an agreement with DTI, establishing DTI as the exclusive distributor of our patented Drill-N-Ream tool in the United States and Canada onshore and offshore markets. As a result of this agreement, we believe our technology will penetrate the market more efficiently as DTI already has developed long-term relationships with end users. We expect to add additional distributors as we expand our tool offering. We also expect to leverage our distributor and customer relationships to identify needs for new tool development and to use these channels to market to sell a broadened product offering as it is developed.

Continue to enhance our Baker Hughes relationship. For the past 21 years, we have exclusively provided our PDC drill bit refurbishing services for the Rocky Mountain, California and Alaska regions of Baker Hughes’s substantial oilfield operations. While Baker Hughes continues to use us for its drill bit refurbishment in the Rocky Mountain region, we have also leveraged our longtime relationship to increase our market penetration. In 2016, we added our Open Hole Strider tool rental agreement to our drill bit refurbishing business with Baker Hughes. Their sales force will now offer the Open Hole Strider drill string oscillation tool in order to provide a complete offering to their customers. We will continue to develop our long-time relationship with Baker Hughes and look for other ways to partner with them.

Strengthen and support our employees. Our experienced employees and management team are some of our most valuable resources. Attracting, training, and retaining key personnel, has been and will continue to be critical to our success. To achieve our goals, we intend to remain focused on providing our employees with training, personal and professional growth opportunities, as well as adding performance-based incentives, including opportunities for stock ownership, and other competitive benefits. We are also working with the local university and high school to develop and teach local programs in machining and engineering expertise and technical resources.

Seek strategic acquisitions to enhance or expand our product lines. While capital constraints are currently requiring us to focus on organic growth, we are continually looking to find new technologies to add to our arsenal of tools for the exploration and production industry. In analyzing new acquisitions, we intend to pursue opportunities that complement our existing product line and/or that are geographically situated within territories served by our current and future sales force. We believe that strategic acquisitions will enable us to exploit economies of scale in the areas of finance, human resources, marketing, administration, information technology, and legal, while also providing cross-marketing opportunities among our drill tool product offerings.

Competitive Strengths

We believe that we differentiate ourselves from our competitors because of the technological advantages of our proprietary tools, the quality and reliability of our products, our responsive service, and our manufacturing flexibility to rapidly respond with products that meet the most demanding needs of our customers.

Cutting-edge manufacturing capability and proprietary technologies. We have created and designed a cutting-edge machining facility with custom features. We recruited and hired a high level, cross-industry machining team to design and manufacture our products using a suite of highly technical, computer controlled, purpose-built equipment, much of which we design and manufacture for our proprietary use. Most of our manufacturing equipment and products now use advanced technologies that enable us to increase efficiency, enhance the integrity of precision drill bit and drill string tools that we manufacture and improve safety.

Industry-recognized expertise and innovation. We believe that we have developed a strong reputation for producing quality products and services based upon our industry-recognized depth of experience, ability to attract and retain quality employees, and innovative processes and applications. We believe that several the drill bit refurbishing processes and technologies that we developed have raised industry standards.

Experienced management team with proven track record. Our executive officers and senior operational managers have extensive experience both with us and in the oilfield service industry generally. Our chief executive officer and co-founder, Troy Meier, has a 33-year relationship with Baker Hughes, providing innovative ideas to support Baker Hughes in maintaining their leadership role in the drill bit industry. Meier family entities continue to own the majority of our outstanding stock which we believe aligns their interests with the interests of our public investors.

Competition

Drill Bit Refurbishing. The primary competitors for our drill bit refurbishing services are the in-house units at Hughes Christensen, the division of Baker Hughes responsible for drill bits. Other drill bit manufacturers also have in-house refurbishing units, but they are not our competitors because of our exclusive contract with Baker Hughes.

Drilling Enhancement Tools. The primary competitors for our Drill-N-Ream tool are several single-section reaming tool manufacturers, including Baker Oil Tools (a division of Baker Hughes), NOV, and Schlumberger. We believe that the Drill-N-Ream tool is the only patented dual-section or dual cutting structure drill string reamer on the market today. We believe that distinction will allow us to continue building on the Drill-N-Ream tool’s first-mover advantage.

We believe that our Strider technology is at the forefront of drill string tool technological development for horizontal drilling. There are existing tools that would compete with the Open Hole drill string stimulation tool, such as the Agitator tool marketed by NOV. However, we believe our technology in the drill string stimulation tool offers significant advantages over the Agitator and we believe our Strider technology will be rapidly accepted in the drilling market. We do not believe there is a competitive tool to the CTS for the completions industry.

Customers

Distributor/Agent Relationships and Customer Diversification. With the expansion of our tool offerings, we have increased our customer base through our channels to market. We recently established an agreement with Baker Hughes to be a market channel partner for new customers of our Strider technology, specifically the Open Hole Strider. We engaged with DTI in May 2016 to be the exclusive distributor of the Drill-N-Ream in the United States and Canada onshore and offshore markets. We are also working on additional prospective channel partners, specifically for the CTS. By increasing our capabilities and renting or selling products to our customers, we have diversified our customer base and sources of revenue. Our manufacturing technologies operations also provide us diversification opportunities as we can design and manufacture to customer specifications new technologies under development.

Drill Bit Refurbishing. Our sole customer for our drill bit refurbishing services is Hughes Christensen, the division of Baker Hughes responsible for drill bits, under our exclusive long-term contract with them, which we expect that we will renew prior to its expiration in October 2017. We work directly with their field engineers, manufacturing and marketing representatives to develop new products and enhancements, improve efficiency and safety, and solve complex drilling tool problems.

Drilling Enhancement Tools. E&P operators, other oil field services companies and distributors are demanding key technologies, such as advanced directional drilling and more complex completion systems in order to reduce costs resource requirements and tie to production. We believe that there will be significant opportunities to bring new products and equipment to market, such as our Drill-N-Ream tool and Strider technology, that have been designed and engineered with these new challenges in mind.

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

Employees

As of December 31, 2016, we had 43 full-time employees compared with 66 full-time employees at the same time in December 2015. We generally have been able to locate and engage highly qualified employees as needed. None of our employees are covered by an ongoing collective bargaining agreement, and we have experienced no work stoppages. We consider our employee relations to be good.

ITEM 1A. Risk Factors

Risks Related to Our Business and Industry

An extended decline in expenditures by the oil and gas industry has reduced, and is expected to continue to significantly impact our revenue and income and resulted in an impairment of our assets.

Our business depends upon the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations. The level of capital expenditures is generally dependent on the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including:

●	worldwide economic activity;

●	the level of exploration and production activity;

●	interest rates and the cost of capital;

●	environmental regulation;

●	federal, state and foreign policies regarding exploration and development of oil and gas;

●	the ability of OPEC to set and maintain production levels and pricing;

●	governmental regulations regarding future oil and gas exploration and production;

●	the cost of exploring and producing oil and gas;

●	the cost of developing alternative energy sources;

●	the availability, expiration date and price of leases;

●	the discovery rate of new oil and gas reserves;

●	the success of drilling for oil and gas in unconventional resource plays such as shale formations;

●	technological advances;

●	weather conditions.

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

At December 31, 2016, we had working capital of approximately $2.1 million. During 2015 and into 2016, our principal sources of liquidity were cash flow from operations and our $3 million credit facility with Federal National Commercial Credit (“FNCC”). In addition, on August 5, 2016, we completed the $1 million Bridge Financing (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”) to provide us with liquidity until we could close the public offering described below. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Given the current environment of the oil and gas industry, our revenue dramatically declined in 2015 and 2016.

On September 30, 2016, we priced a public offering of common stock at $1.00 per share. The transaction closed on October 5, 2016 and was recorded as a receivable and common stock subscribed. Net of underwriting and stock offering expenses of approximately $709,000, proceeds to the Company were approximately $5.0 million. The Company used the proceeds to pay off the $1 million Bridge Financing and its $868,000 indebtedness with FNCC, as well as for general corporate purposes, including working capital.

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

In connection with the amendment and restatement, we made an interest payment of approximately $304,000 on the Hard Rock Note. In addition we issued 700,000 restricted shares of common stock (having an agreed per share value of $1.43, or $1,000,000 in the aggregate) as payment for $1,000,000 of the $1,500,000 due on the Hard Rock Note on or before October 15, 2016. Interest continued to accrue on the Hard Rock Note based on the $1,000,000 value of the shares until the resale of such shares was registered with the SEC, which was completed on November 21, 2016.

Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and managing our debt to enhance liquidity. For example, to conserve cash, we implemented a salary for stock options program during the first quarter of 2016 for senior management and our board of directors. With the recent capital raise, the success we are having with our distributor agreement with DTI and the opportunity with our new CTS tool, we believe we should have sufficient capital to support our opportunities in 2017. We may need additional capital to support additional growth. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

We will continue to work to grow revenue and review additional cost cutting measures with the goal to be cash flow positive in 2017. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements.

Failure to generate sufficient revenue to make payments on the Hard Rock Note could result in our loss of the patents securing such note.

On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock Solutions, LLC (as so amended and restated, the “Hard Rock Note”). As amended and restated, the Hard Rock Note accrues interest at 5.75% per annum and matures and is fully payable on January 15, 2020. Under the current terms of the Hard Rock Note, we are required to make the following payments: accrued interest only on each of January15, March 15, May 15 and July 15, 2017; $500,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2019. The remaining balance of principal of $2,000,000 and accrued interest on the Hard Rock Note are due on January 15, 2020.

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

As noted above, we are required to make payments on the Hard Rock Note of accrued interest only in 2017, $2.0 million (plus accrued interest) in 2018 and $4.0 million (plus accrued interest) for 2019, with the balance due on maturity in January 2020. Interest will continue to accrue on the Hard Rock Note based on the $1,000,000 value of the shares of common stock until such shares are registered. In addition, we are required to make monthly payments of approximately $135,000 on our other indebtedness. During the year ending December 31, 2016, we paid interest of $769,582 and a principal payment of $2,000,000 on the Hard Rock Note, of which $1,000,000 was paid in stock. In addition, we issued 700,000 restricted shares of common stock on August 10, 2016 (having an agreed per share value of $1.43, or $1,000,000 in the aggregate) as payment for the remaining $1,000,000 required principal payment. The Company paid interest of $406,250 and a principal payment of $2,500,000 during the year ending December 31, 2015.

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

There may be significant annual and quarterly fluctuations in our operating results.

Significant annual and quarterly fluctuations in our results of operations may be caused by, among other factors, our volume of revenue, the timing of new product or service announcements, releases by us and our competitors in the marketplace of new products or services, seasonality and general economic conditions. There can be no assurance that the level of revenue achieved by us in any particular fiscal period will not be significantly lower than in other comparable fiscal periods. We believe quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful and should not be relied on as indicators of future performance. Our operating expenses are relatively fixed in the short term and are based on management’s expectations of future revenue. As a result, if future revenue is below expectations, net income or loss may be disproportionately affected by a reduction in revenue, as any corresponding reduction in expenses may not be proportionate to the reduction in revenue.

Our customer base is concentrated and the loss of, or nonperformance by, one or more of our significant customers could cause our revenue to decline substantially.

We had two large customers that comprised 62% of our total revenue in 2016. It is likely that we will continue to derive a portion of our revenue from a relatively small number of customers in the future. If a major customer decided not to continue to use our services or significantly reduces its drilling plans, our revenue would decline and our operating results and financial condition could be harmed. In addition, we are subject to credit risk due to the concentration of our customer base. Any increase in the nonpayment of and nonperformance by our counterparties, either as a result of changes in financial and economic conditions or otherwise, could have a material effect on our business, results of operations and financial condition and could adversely affect our liquidity.

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

The oil and gas industry is rapidly consolidating and, as a result, some of our largest customers have consolidated and are using their size and purchasing power to seek economies of scale and pricing concessions. This consolidation may result in reduced capital spending by some of our customers or the acquisition of one or more of our primary customers, which may lead to decreased demand for our products and services. We cannot assure you that we will be able to maintain our level of sales to a customer that has consolidated or replace that revenue with increased business activity with other customers. As a result, the acquisition of one or more of our primary customers, such as Baker Hughes, may have a significant negative impact on our results of operations, financial position or cash flows. We are unable to predict what effect consolidations in the industry may have on price, capital spending by our customers, our market share and selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

We may be unable to successfully compete with other manufacturers of drilling equipment.

Several of our competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources than ours and which have been engaged in the manufacturing business for a much longer time than us. If these competitors substantially increase the resources they devote to developing and marketing competitive products and services, we may not be able to compete effectively. Similarly, consolidation among our competitors could enhance their competing market share, product and service offerings and financial resources, further intensifying competition.

We are dependent on key personnel who may be difficult to replace.

Our success is dependent to a significant degree upon the business expertise and continued contributions of our founders and senior management team. In particular, we are dependent upon the efforts and services of our founders, Mr. Troy Meier, our Chairman and Chief Executive Officer, and Ms. Annette Meier, our President, because of their knowledge, experience, skills, and relationships with major clients and the other members of our management team. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel in is intense, and we cannot assure you that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. Our inability to retain these types of individuals could have a material adverse effect on our business, results of operations and financial condition.

Increases in the cost of raw materials used in our manufacturing processes could negatively impact our profitability.

We rely on the availability of volume and quality of synthetic diamond cutters for both our drill bit refurbishment and manufacturing business and for our drill string tool manufacturing business. In addition, we must have a reliable source of steel available for our manufacturing business which is both of sufficient quality, and available at a cost-effective price. We do not have fixed price contracts or arrangements for all of the raw materials and other supplies that we purchase. Baker Hughes provides the diamond cutters for our drill bit refurbishment business. However, sourcing cost-effective supplies of quality steel in the relatively low volumes that our tool manufacturing requires can be challenging. Shortages of, and price increases for, steel and other raw materials and supplies that we use in our business may occur. Future shortages or price fluctuations in synthetic diamond cutters or steel could have a material adverse effect on our ability to conduct either our drill bit refurbishment or our drill tool manufacturing business or our new drill tools in a timely and cost effective manner.

We depend on third-party suppliers for timely deliveries of raw materials, and our results of operations could be adversely affected if we are unable to obtain adequate supplies in a timely manner.

Our manufacturing operations depend upon obtaining adequate supplies of raw materials from third parties. Events beyond our control may impact the ability of these third parties to deliver raw materials may be affected by events beyond our control. Any interruption in the supply of raw materials needed to manufacture our products could adversely affect our business, results of operations and reputation with our customers.

We may be exposed to unforeseen risks in our product manufacturing and processes, which could adversely affect our financial conditions and results of operations.

We operate our business from our Vernal, Utah manufacturing facilities. A natural disaster, extended utility failure or other significant event at our facility could significantly affect our ability to manufacture sufficient quantities of key products or otherwise deliver products to meet customer demand or contractual requirements which may result in a loss of revenue and other adverse business consequences. In addition, the equipment and management systems necessary for our operations are subject to wear and tear, break down and obsolescence, which could cause them to perform poorly or fail, resulting in fluctuations in manufacturing efficiencies and production costs. Significant manufacturing fluctuations may affect our ability to deliver products to our customers on a timely basis and we may suffer financial penalties and a diminution of our commercial reputation and future product orders. Additionally, some of our business may in the future be conducted under fixed price contracts. Fluctuations in our manufacturing process, or inaccurate estimates and assumptions used in pricing our contracts, even if due to factors out of our control, may result in cost overruns which we may be required to absorb. Any shut down of our manufacturing facility, reductions in our manufacturing process or efficiency, or cost overruns could adversely affect our business, financial condition and results of operations.

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

We may be unable to employ enough skilled and qualified workers to sustain or expand our current operations.

Our operations require personnel with specialized skills and experience. The supply of skilled and experienced personnel may not be sufficient to meet current or expected demand. Any significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If any of these events were to occur, our capacity could be diminished, our ability to respond quickly to customer demands or strong market conditions may be inhibited and our growth potential impaired, any of which could have a material adverse effect on our business, financial condition and results of operations.

If we are not able to manage our growth strategy successfully, our business, and results of operations may be adversely affected.

Our growth strategy includes acquisitions and the development and implementation of new product designs and improvements, which presents numerous managerial, administrative, operational, and other challenges. Our ability to manage the growth of our operations will depend on our ability to develop systems and services and related technologies to meet evolving industry requirements and at prices acceptable to our customers to compete in the industry in which we operate. Our ability to compete effectively will also depend on our ability to continue to obtain patents on our proprietary technology and products. Although we do not consider any single patent to be material to our business, the inability to protect our future innovations through patents could have a material adverse effect. In addition, our growth will increase our need to attract, develop, motivate, and retain both our management and professional employees. The inability of our management to manage our growth effectively or the inability of our employees to achieve anticipated performance could have a material adverse effect on our business.

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

Our growth strategy includes acquiring other companies that complement our service offerings or broaden our technical capabilities and geographic presence. From time to time, we evaluate purchases and sales of assets, businesses or other investments. These transactions may not result in the anticipated realization of savings, creation of efficiencies, offering of new products or services, generation of cash or income or reduction of risk. In addition, acquisitions may be financed by borrowings, requiring us to incur debt, or by the issuance of our common stock. These transactions involve numerous risks, and we cannot ensure that:

●	any acquisition would be successfully integrated into our operations and internal controls;

●	the due diligence conducted prior to an acquisition would uncover situations that could result in financial or legal exposure;

●	the use of cash for acquisitions would not adversely affect our cash available for capital expenditures and other uses;

●	any disposition, investment, acquisition or integration would not divert management resources from the operation of our business; or

●	any disposition, investment, acquisition or integration would not have a material adverse effect on our financial condition, results of operations or cash flows.

Our inability to integrate acquisitions successfully could impede us from realizing all of the benefits of the acquisitions which could have a material adverse effect on our financial condition and results of operations.

If we are unable to successfully integrate future acquisitions, we could be impeded from realizing all of the anticipated benefits of those acquisitions and could weaken our business operations. The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the anticipated benefits expected by us and could harm our results of operations. In addition, the overall integration of the combining companies may result in unanticipated problems, expenses, liabilities and competitive responses, and may cause our stock price to decline. The difficulties of integrating an acquisition include, among others:

●	unanticipated issues in integration of information, communications, and other systems;

●	unanticipated incompatibility of logistics, marketing, and administration methods;

●	maintaining employee morale and retaining key employees;

●	integrating the business cultures of both companies;

●	preserving important strategic client relationships;

●	coordinating geographically separate organizations; and

●	consolidating corporate and administrative infrastructures and eliminating duplicative operations.

Even if the operations of an acquisition are integrated successfully, we may not realize the anticipated benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Failing to realize the benefits could have a material adverse effect on our financial condition and results of operations.

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

Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States or other countries may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenue. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

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

The use and protection of our proprietary technology will affect our success. There are limitations to our intellectual property rights in our proprietary technology, and thus our right to exclude others from the use of such proprietary technology.

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

We currently hold multiple U.S. patents and have multiple pending patent applications for products and processes in the U.S. and certain non-U.S. countries. Patent rights give the owner of a patent the right to exclude third parties from making, using, selling, and offering for sale the inventions claimed in the patents in the applicable country. Patent rights do not necessarily grant the owner of a patent the right to practice the invention claimed in a patent, but merely the right to exclude others from practicing the invention claimed in the patent. It may also be possible for a third party to design around our patents. Furthermore, patent rights have strict territorial limits. Some of our work will be conducted in international waters and therefore may not fall within the scope of any country’s patent jurisdiction. We may not be able to enforce our patents against infringement occurring in international waters and other “non-covered” territories. Also, we do not have patents in every jurisdiction in which we conduct business and our patent portfolio will not protect all aspects of our business and may relate to obsolete or unusual methods, which would not prevent third parties from entering the same market.

We attempt to limit access to and distribution of our technology by customarily entering into confidentiality and/or license agreements with our employees, customers and potential customers and suppliers. Our rights in our confidential information, trade secrets, and confidential know-how will not prevent third parties from independently developing similar information. Publicly available information (e.g. information in expired issued patents, published patent applications, and scientific literature) can also be used by third parties to independently develop technology. We cannot provide assurance that this independently developed technology will not be equivalent or superior to our proprietary technology.

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

In addition, the frequency and severity of such incidents could affect operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to purchase our products or services if they view our safety record as unacceptable, which could cause us to lose customers and substantial revenue. In addition, these risks may be greater for us because we may acquire companies that have not allocated significant resources and management focus to quality, or safety requiring rehabilitative efforts during the integration process. We may incur liabilities for losses associated with these newly acquired companies before we are able to rehabilitate such companies’ quality, safety and environmental programs.

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. A failure to establish and maintain our internal control over financial reporting could harm our business and financial results.

In connection with the preparation of this Annual Report, our management concluded that our internal controls over financial reporting and disclosure controls and procedures were not effective due to certain material weaknesses.

During the course of the assessments, management identified that we have a lack of staffing within our accounting department, in terms of the small number of employees performing our financial and accounting functions, which does not provide the necessary segregation of duties surrounding the cash disbursements process, and a lack of accounting expertise to appropriately apply GAAP for complex and non-routine transactions, which results in a material weakness. To remediate these issues, management has retained the services of additional third party accounting personnel as well as to modify existing disclosure controls and procedures in a manner designed to ensure future compliance. Our management currently believes the additional accounting resources will remediate the weakness with respect to insufficient personnel.

These processes provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of their inherent limitations, these processes are not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely, or to detect and prevent fraud. Failure to remediate these material weaknesses or additional material weaknesses in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our stock.

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

Currently, we are a “smaller reporting company,” meaning that our outstanding common stock held by non-affiliates had a market value of less than $75 million as of June 15, 2016. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in our SEC filings, including, being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of our initial public offering in May 2014. We will cease to be an emerging growth company upon the earliest of: (a) the end of the fiscal year following the fifth anniversary of our initial public offering, (b) the first fiscal year after our annual gross revenue exceeds $1.0 billion, (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (d) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

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

The Meiers continue to own a substantial portion of our outstanding common stock and serve on our Board of Directors. As long as they have voting control of our company, SDPI will have the ability to take many stockholder actions, including the election or removal of directors, irrespective of the vote of, and without prior notice to, any other stockholder. As a result, the Meiers will have the ability to influence or control all matters affecting us, including:

●	the composition of our board of directors and, through our board of directors, decision-making with respect to our governance and business direction and policies, including the appointment and removal of our officers;

●	any determinations with respect to acquisitions of businesses, mergers or other business combinations and change of control transactions;

●	our acquisition or disposition of assets; and

●	our capital structure.

The market price of our common stock has been and may continue to be volatile.

The trading price of our common stock and the price at which we may sell common stock in the future are subject to large fluctuations in response to any of the following:

●	limited trading volume in our common stock;

●	quarterly variations in operating results;

●	general financial market conditions;

●	the prices of natural gas and oil;

●	announcements by us and our competitors;

●	our liquidity;

●	changes in government regulations;

●	our ability to raise additional funds;

●	our involvement in litigation; and

●	other events.

We do not anticipate paying dividends on our common stock in the near future.

We have not paid any dividends in the past and do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain any earnings for the future operation and development of our business. In addition, under Utah law no distribution may be made if, after giving it effect: (a) we would be unable to pay our debts as they come due, or (b) our total assets would be less than our total liabilities. We can provide no assurance that those restrictions will not prevent us from paying a dividend in future periods.\

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

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

The existence of some provisions in our organizational documents could delay or prevent a change in control of our company, even if that change would be beneficial to our shareholders. Our articles of incorporation and bylaws contain provisions that may make acquiring control of our company difficult, including:

●	provisions regulating the ability of our shareholders to nominate directors for election or to bring matters for action at annual meetings of our shareholders;

●	limitations on the ability of our shareholders to call a special meeting and act by written consent;

●	the authorization given to our board of directors to issue and set the terms of preferred stock; and

●	establishment of a classified board of directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

The Company owns four buildings as part of its Vernal, Utah offices, which are used for manufacturing and executive offices. The Company’s management believes its current manufacturing and office facility is sufficient for its current operations.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation that arises from time to time in the ordinary course of our business activities. We are not currently involved in any litigation which management believes could have a material effect on our financial position or results of operations, except as follows:

In October 2013, Del-Rio Resources, Inc. (“Del-Rio”) filed suit, on its own behalf and derivatively on behalf of Philco Exploration, LLC (“Philco”), against the following co-defendants (a) Tronco Ohio, LLC and Tronco, (b) the lender on the Tronco loan, ACF Property Management, Inc. (p.k.a. Fortuna Asset Management, LLC,) (“ACF”), (c) Troy and Annette Meier personally, and several of their family trusts, (d) Meier Family Holding Company, LLC and Meier Management Company, LLC, and (e) SDS and MPS. That suit is currently pending in the Eighth Judicial District Court, Uintah County, Utah under Cause #130800125.

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

We believe that Del-Rio’s claims are without merit, and all defendants are actively defending in this matter. In particular, SDS’ and MPS’ only involvement was to grant guaranties and/or security interests in their respective separate personal and real property to ACF to additionally collateralize the Tronco loan before its purchase by us. In addition, since the Meiers and their personal trusts guaranty repayment of the Tronco loan, we believe that the basis of Del-Rio’s damages claims are nullified. Consequently, we do not believe that Del Rio’s purported claims against SDS and MPS will have any material adverse effect on our cash flow, business, or operations. As of March 31, 2017, there have been no updates or decisions made concerning this matter.

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

	2016		2015
Fiscal quarter ended:	High	Low	High	Low
March 31,	$2.60	$0.84	$4.27	$2.76
June 30,	$2.25	$1.25	$3.82	$2.75
September 30,	$2.72	$0.86	$2.80	$1.20
December 31,	$1.41	$0.77	$1.55	$0.90

Approximate Number of Equity Security Holders

As of March 8, 2017 there were 25 stockholders of record and 1,499 beneficial owners of the Company’s common stock.

Dividends

The Company does not presently pay dividends on its common stock. The Company intends for the foreseeable future to continue the policy of not paying dividends and retaining earnings, if any, to finance the development and growth of its business.

Securities Authorized for Issuance under Equity Compensation Plans

	Equity Compensation Plan Information
Plan Category	Number of restricted shares and securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	780,484	(1)	1.31	101,046	(2)
Equity compensation plans not approved by security holders	-		-	-
Total as of December 31, 2016	780,484			101,046

(1)	Consists of 37,500 shares under the 2014 Employee Stock Incentive Plan and 742,984 shares under the 2015 Employee Stock Incentive Plan.

(2)	Consists of 101,046 shares remaining available for future issuance under the 2015 Employee Stock Incentive Plan. The 2014 Employee Stock Incentive Plan was frozen by the Board of Directors such that no future grants of awards will be made and the 2014 Employee Stock Incentive Plan remains effective only with respect to awards outstanding as of June 15, 2015 until they expire according to their terms.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Superior Drilling Products, Inc. is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling industry. The Company innovates, designs, engineers, manufactures, sells, and repairs drilling and completion tools. Our drilling solutions include the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool”) and the patented Strider™ Drill String Oscillation System technology (“Strider technology”). In addition, the Company is a manufacturer and refurbisher of PDC (polycrystalline diamond compact) drill bits for a leading oil field services company. We operate a state-of-the-art drill tool fabrication facility, where we manufacture solutions for the drilling industry, as well as customers’ custom products. The Company’s strategy for growth is to leverage its expertise in drill tool technology and innovative, precision machining in order to broaden its product offerings and solutions for the oil and gas industry.

Industry Trends and Highlights of 2016

Our business is highly dependent upon the vibrancy of the oil & gas drilling operations in the U.S. The reduction in activity has created a more challenging environment in which to market the Company’s drilling products. Beginning in the latter half of 2014 and through early 2016, oil prices dramatically declined in the United States and as a result, the number of operating drill rigs in the U.S. was measurably reduced from the high of 1,931 on September 13, 2014 to a historic low of 404 as of May 27, 2016. The rig count began to recover in the latter half of 2016 and ended the year at 658 rigs. Generally, the industry is not expected to return to the record high rig count, but rather to operate more efficiently with fewer rigs.

During the dramatic downturn in oil prices and the drill rig count, there was significant pressure on pricing. While conditions have improved, the need to produce oil and gas at a lower cost continues to drive pricing decisions of our customers. This requires us to continually find ways to improve efficiencies and take out costs in production.

Although the Company has seen demand for its oil and gas related products and services in the United States and Canada impacted by these industry conditions, we continue to aggressively market our drilling products. The impact of volume and pricing on our drill bit refurbishment business was especially pronounced as our exclusive customer for that business is a leading supplier of drill bits to the oil and gas exploration and production industry globally.

Our leading product is the Drill-N-Ream tool. Other products include the V-Stream Advance Stabilization System and Dedicated Reamer Stringer. We commercialized the Coiled Tubing Strider in January 2017 and we expect to commercialize the Open Hole Strider, which also employs the Strider drill string oscillation system technology, later in 2017 or early 2018.

In 2016, the Company changed its go-to-market strategy and business model from a rental tool company to a manufacturer that designs, builds and sells tools. A major step to effect the change was when we entered into an agreement with Drilling Tools International (“DTI”) in May 2016. Under the agreement, DTI has a requirement to purchase our Drill-N-Ream tool for their rental tool business and achieve market share requirements in order to maintain exclusive marketing rights for the Drill-N-Ream tool in the United States and Canada onshore and offshore markets. It must achieve defined market share goals with our tool starting in June 2017 that increase through to the end of 2020 to maintain exclusive rights. We receive revenue from DTI for tool sales, tool repairs and a royalty fee based on the tools usage.

Through our agreement with DTI, the Drill-N-Ream has been used by a growing number of operators and has been used in a greater number of basins than its experience prior to our agreement. There are certain customers with whom DTI is in the process of obtaining Master Service Agreements. During this process, we may act as an agent and bill and collect the rental tool usage on DTI’s behalf. When we act as an agent, we record the revenue net (the amount billed less our share of royalty revenue) on our financials. We remit the net amount to DTI. During 2016, we were an agent to six DTI customers. As of December 31, 2016, we were an agent to two DTI customers.

In January of 2016, we entered into an agreement with Baker Hughes for our Open Hole Strider. The agreement provides for us to supply to Baker Hughes our drill string oscillation tool to package with their other products. The Open Hole Strider reduces drill string friction on horizontal wells, resulting in improved rates of penetration and cost savings. The agreement has no set expiration date or minimum shipment requirement. It will remain in force until either the Company or Baker Hughes cancel it. Subject to certain limitations, the agreement is terminable by Baker Hughes on 30 days prior written notice. The Open Hole Strider tool has been deployed in North Dakota’s Bakken oil field, Oklahoma and Wyoming, with the goal to expand to other surrounding states in the near future. The tool is expected to be commercialized later in 2017 or early 2018.

We spent much of 2016 also developing the Coiled Tubing Strider, which was subsequently commercialized in January 2017. This tool also uses the Strider technology, but in the completions industry, a market in which we had not generated any revenue from before. We are currently considering distribution channel partners for this product and in the meantime are directly renting the tool to operators, completion services companies and other customers.

RESULTS OF OPERATIONS

The following table represents our condensed consolidated statement of operations for the periods indicated:

	For the Years Ended December 31,
(in thousands)	2016		2015
Revenue	$7,153	100%	$12,706	100%
Operating costs and expenses	15,399	215%	26,253	207%
Loss from continuing operations	(8,246)	(107)%	(13,547)	(107)%
Other expense	(885)	(12)%	(1,381)	(11)%
Income tax benefit	(2)	0%	(472)	(4)%
Net loss	$(9,129)	(114)%	$(14,456)	(114)%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

During 2016, the Company changed its revenue model from primarily renting tools to primarily selling tools. As previously noted, the Company entered into a distribution agreement with DTI, under which they purchase our Drill-N-Ream tool for their rental tool business. As part of this agreement, DTI also hired much of our field sales team and the related vehicles associated with our previous rental tool business. Thus, rental and sales revenue changed significantly during 2016 and cost of sales decreased measurably due to the change in our business model.

Revenue

Our revenue decreased approximately $5,553,000 during the twelve months ended December 31, 2016 compared with the same period in 2015. The decrease was due to decline in a tool related revenue and our refurbishing business. Tool revenue for 2016 was approximately $5,483,000. This was comprised of approximately $4,928,000 of rental tool and tool sales revenue and approximately $556,000 of other related revenue. Tool revenue for 2015 was $7,756,000 comprised of approximately $7,357,000 of rental tool and tool sales revenue and approximately $399,000 of other related revenue. Other related revenue includes royalty fees as well as maintenance and repair revenue. Tool rental revenue was down due to a decline in U.S. drilling activity from 2015 to 2016, but also as a result of the shift in business model in May of 2016 from a rental tool business to a tool sales business. As a result, partially offsetting the decline in tool rental revenue was an increase in tool sales revenue. Contract services revenue was heavily impacted by the decline in drilling activity in 2016, particularly in our bit refurbishment territory of the Rocky Mountains, California and Alaska. Contract services revenue decreased 66% to approximately $1,669,000 for the same period in 2016 from approximately $4,950,000 during the twelve months ending December 31, 2015.

Operating Costs and Expenses

Total operating costs and expenses decreased approximately $10,854,000 during the twelve months ended December 31, 2016 compared with the same period in 2015.

●	Cost of revenue decreased approximately $2,127,000 for the twelve months ended December 31, 2016 in comparison with the same period in 2015. This decrease was due to lower volume and significant cost cutting measures in 2016, primarily a reduction in employee headcount.

●	SG&A decreased approximately $1,238,000 for the twelve months ended December 31, 2016 compared with the same period in 2015. The decrease was due primarily to a reduction in employee headcount and other cost saving measures due to the downturn of the oil industry. The Company reduced its overall headcount from 66 full time employees at the end of 2015 to 43 at the end of 2016. The change in the business model also reduced the sales infrastructure costs by an annualized amount of approximately $1,200,000.

●	Depreciation and amortization expense decreased approximately $527,000 primarily as a result of the Drill-N-Ream tool being reclassified from property, plant and equipment to inventory in accordance with the company’s shift from a rental tool business to a tool sales business.

●	The Company had an impairment charge related to property, plant and equipment of approximately $1,054,000 and $67,000 for the years ending December 31, 2016 and 2015, respectively. The Company had an impairment charge related to goodwill of approximately $7,803,000 during the year ended December 31, 2015. In 2016, the Company recognized an impairment loss of $840,380 related to real estate property that was sold in the first quarter of 2017. This loss was recorded in 2016 and the asset was classified as held for sale and was subsequently sold in February 2017. The impairment loss was based on a third-party independent appraisal that utilized the sales comparison approach that determined the fair value of the property. There was no gain on the sale of the asset in 2017 as the impairment had been recorded to reflect the fair value of the property.

Other Income (Expenses)

Other income and expense primarily consists of rent income, interest income, interest expense and loss on disposition of assets.

●	Other Income. We receive rent from two real property leases: one lease of a building on our Vernal campus and the second for the lease of the Superior Auto Body (“SAB”) facilities by a related party. For the twelve months ended December 31, 2016, lease payments decreased by approximately $27,000 as compared with the same period in 2015, due to a decrease in rental income from our Vernal property. As discussed below in “Contractual Obligations,” in 2017, we sold the facilities that had been leased to SAB and accordingly, we will no longer receive this rental income.

●	Interest Income. For the twelve months ended December 31, 2016 and 2015 interest income was approximately $314,000 and $294,000, respectively. The increase was mainly due to interest received from the Tronco note receivable.

●	Interest Expense. Interest expense for the twelve months ended December 31, 2016 and 2015 was approximately $1,613,000 and $1,823,000, respectively. The decline in interest expense was due primarily to principal payments associated with the Hard Rock Note.

Liquidity and Capital Resources

At December 31, 2016, we had working capital of approximately $2.1 million. Our principal sources of liquidity during 2016 were borrowings and the recent equity sale. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and managing our debt to enhance liquidity. We will continue to work to grow revenue and review additional cost cutting measures with the plan to be cash flow positive in 2017. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

Public Offering: On September 30, 2016, we priced a follow-on public offering of common stock at $1.00 per share. The transaction closed on October 5, 2016. Net of underwriting expenses of $452,500, stock offering expenses of $256,419, net proceeds were approximately $5.0 million. The Company used the proceeds to repay its $1 million Bridge Financing, FNCC indebtedness of $868,000 and pay the remaining $500,000 plus accrued interest on the Hard Rock Note. We have used the remaining $2.6 million from the offering to service on going debt obligations, which include real property leases and equipment loans, as well as for general corporate purposes, including growth working capital. The Bridge Financing Agreement and the FNCC lending agreement were both terminated upon the repayment on October 5, 2016.

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

We made an interest payment of approximately $304,000 on the Hard Rock Note on August 5, 2016. In addition, we issued 700,000 restricted shares of common stock on August 10, 2016 (having an agreed per share value of $1.43, or $1,000,000 in the aggregate) as payment for $1,000,000 of the $1,500,000 of principal due on October 15, 2016. On October 15, 2016, we paid $606,000 in principal and accrued interest for the remaining amounts due in 2016. On October 21, 2016, the Company filed a registration statement with the SEC to register the resale of the 700,000 shares of restricted stock. Additional interest continued to accrue on the Hard Rock Note based on the $1,000,000 value of the shares until the registration statement was declared effective on November 21, 2016.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2016. Our obligations to make payments in the future may vary due to certain assumptions including the duration of our obligations and anticipated actions by third parties according to the following table (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total

Debt (1)	$3,095	$7,381	$4,682	$2,347	$181	$1,061	$18,747
Capital Lease (1)	226	-	-	-	-	-	226
Operating Leases	166	141	130	77	-	-	514

Total	$3,487	$7,522	$4,812	$2,424	$181	$1,061	$19,487

(1)	Amounts represent the expected cash payments of principal and interest amounts associated with our long-term debt and capital lease obligations.

The aggregate outstanding balance of our notes payable and capital lease obligations net of discounts as of December 31, 2016, was approximately $16.6 million with interest rates ranging from 0% to 8.4%. Subsequent to the end of 2016, the Company repaid the $2.5 million loan balance related to the Superior Auto Body property as described under “Operating Costs and Expenses. “

Cash Flow

Operating Cash Flows

For the year ended December 31, 2016, net cash used in our operating activities was approximately $1,932,000. The Company had approximately $9,129,000 of net loss, approximately $822,000 decrease in accounts receivable, approximately $783,000 of stock based compensation expense, approximately $1,054,000 impairment of property, plant and equipment, a decrease in accounts payable and accrued expenses of approximately $218,000, and depreciation and amortization expense of approximately $4,291,000.

Investing Cash Flows

For the year ended December 31, 2016, net cash provided by our investing activities was approximately $165,000.

Financing Cash Flows

For the year ended December 31, 2016, net cash provided by our financing activities was approximately $2,712,000. Cash used for financing activities was for payments on long-term debt and long-term capital lease obligations of $3,616,000 and the Company received $5.0 million in net proceeds from our recently completed public offering of common stock in the fourth quarter of 2016, which priced on September 30, 2016 and closed and funded on October 4, 2016.

Off Balance Sheet Arrangements

None

Critical Accounting Policies

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. While we believe that the estimates and assumptions used in the preparation of our consolidated financial statements are appropriate, actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements. Our estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in our consolidated financial statements include, but are not limited to: revenue recognition, stock-based compensation, determining the allowance for doubtful accounts, valuation of inventory, and recoverability of long-lived assets, useful lives used in calculating depreciation and amortization, and valuation of intangible assets.

Revenue Recognition

We are a drilling and completion tool technology company and we generate revenue from the refurbishment, manufacturing, repair, and sale of drilling and completion tools. Our manufactured products are produced in a standard manufacturing operation, even when produced to our customer’s specifications. We also earn royalty fees under certain arrangements for the tools we sell. In May 2016, the Company entered into an agreement with DTI to be our exclusive distributor of the Drill-N-Ream tool in the United States and Canada, land and offshore. This agreement began the change of direction of our business from renting tools to selling tools.

Tool sales, rentals and other related revenue

Tool and Product Sales: Revenue for tool and product sales is recognized upon shipment of tools or products to the customer. Shipping and handling costs related to tool and product sales are recorded gross as a component of both the sales price and cost of the product sold.

Tool Rental: Rental revenue is recognized upon completion of the customer’s job for which the tool was rented. While the duration of the rents vary by job and number of runs, these rents are generally less than one month. The rental agreements are typically based on the price per run or footage drilled and do not have any minimum rental payments or term.

Other Related Revenue: We receive revenue from the repair of tools upon delivery of the repaired tool to the customer. We earn royalty commission revenue when our customer invoices their customer for the use of our tools. The Company may act as an agent by billing and collecting its customers’ tool rental revenue. When we are an agent for our customer, revenue is presented in the statement of operations on a net basis.

Drill Bit Manufacturing and Refurbishment: Since 1996, we have refurbished PDC drill bits for Baker Hughes. We are currently operating under a four-year vendor agreement with Baker Hughes that was renewed in 2013, and we expect the agreement will renew in October 2017. We recognize revenue for our PDC drill bit services upon shipment of the drill bit. Shipping and handling costs related to refurbishing services are paid directly by Baker Hughes at the time of shipment. By contract, we can only refurbish and manufacture oil or gas drill bits for Baker Hughes, but we are not contractually prohibited from manufacturing drill bits for the mining industry.

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

On March 18, 2016, the Board of Directors granted options to acquire 81,714 shares of stock from the 2015 Incentive Plan to officers and employees based on the closing price of the Company’s common stock on the date of the grant, which was $1.67. These options vested 100% on the grant date and have a ten year term expiring on March 18, 2026. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

On March 31, 2016, the Board of Directors granted options to acquire 148,475 shares of stock from the 2015 Incentive Plan to directors, officers and employees based on the closing price of the Company’s common stock on the date of the grant, which was $1.37. These options vested 100% on the grant date and have a ten-year term expiring on March 31, 2026. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

On December 5, 2016, the Board of Directors granted 5,000 stock options from the Company’s 2015 Incentive Plan to officers and employees based on the closing price of the Company’s common stock on the date of the grant, which was $1.20. These restricted stock units and options vested 33% on the first anniversary of the grant date, 33% on the second anniversary of the grant date and 34% on third anniversary of the grant date.

On December 22, 2016, the Board of Directors granted 54,200 stock options from the Company’s 2015 Incentive Plan to officers and employees based on the closing price of the Company’s common stock on the date of the grant, which was $1.11. These restricted stock units and options vested 33% on the first anniversary of the grant date, 33% on the second anniversary of the grant date and 34% on third anniversary of the grant date.

Options issued during March 2016 were part of a cash management plan by decreasing the base salary of employees and directors in exchange for options.

Concentration of Credit Risk

Historically, substantially all of our revenue was derived from our refurbishing of PDC drill bits and our manufacturing of the Drill-N-Ream tool. However, after the Hard Rock acquisition, our historical Hard Rock revenue and accounts receivable percentages became spread out among our drill bit refurbishment customers and Hard Rock’s rental tool customers. Subsequently we entered into an exclusive United States and Canada distribution agreement with DTI to sell the Drill-N-Ream tool. As a result of this agreement, the majority of our revenue is now concentrated between our two largest customers.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally due within 60 days of the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. The allowance for doubtful accounts was $9,000 and $0 at December 31, 2016 and 2015, respectively.

Intangible Assets

Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of December 31, 2016, the Company performed an evaluation of the intangible assets. Based on this assessment, we have determined no impairment was needed.

Segment Reporting

We are a drilling and completion tool technology company and we generate revenue from the innovation, design, engineering, manufacturing, selling, renting and repairing of our drilling and completion tools. We evaluate our business performance as a single entity and we report as a single segment.

Valuation of Inventories

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. The cost of ordinary maintenance and repair is charged to operating expense, while replacement of critical components and major improvements are capitalized. Depreciation or amortization of property, plant and equipment, including assets held under capital leases, is calculated using the straight-line method over the asset’s estimated useful life as follows:

Buildings and leasehold improvements	2-39 years
Machinery, equipment and rental tools	18 months -10 years
Furniture and fixtures	7 years
Transportation equipment	5 - 30 years
Computer equipment and software	3-5 years

Property, plant and equipment is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. Indicative events or circumstances include, but are not limited to, matters such as a significant decline in market value or a significant change in business climate. An impairment loss is recognized when the carrying value of an asset exceeds the estimated undiscounted future cash flows from the use of the asset and its eventual disposition. The amount of impairment loss recognized is the excess of the asset’s carrying value over its fair value. Assets to be disposed of are reported at the lower of the carrying value or the fair value less cost to sell. Upon sale or other disposition of an asset, the Company recognizes a gain or loss on disposal measured as the difference between the net carrying value of the asset and the net proceeds received.

In 2016, the Company recognized an impairment loss of $840,380 related to property that was sold in the first quarter of 2017. This loss was recorded in 2016 and the asset is classified as held for sale. The impairment loss was based on a third-party independent appraisal that utilized the sales comparison approach that determined the fair value of the property. There was no gain on sale on the sale of the asset in 2017 as the impairment had been recorded to reflect the fair value of the property.

In 2016 and 2015, the Company recognized an impairment loss of $211,056 and $66,651, respectively, related to the Open Hole Strider tool that had been capitalized as part of fixed assets and inventory. It was determined in 2016 that the tool design had limited market potential and the company decided to re-design the tool to be offered to a broader market.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments such as interest rate swap arrangements, hedging contracts, futures contracts or the like.

Concentration of Credit Risk — We are dependent on just a few main customers. The Company had two significant customers that represented 63% of our revenue for the year ended December 31, 2016, respectively. These customers had $649,960 in accounts receivable at December 31, 2016. We had one customer that represented 37%, of our revenue for the year ended December 31, 2015, and had $887,081 in accounts receivable at December 31, 2015.

We are continuing to develop new products and tools which we believe will broaden our customer base, which will have a positive effect on diversifying our concentration of credit risk.

ITEM 8.	FINANCIAL STATEMENTS

SUPERIOR DRILLING PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

Superior Drilling Products, Inc.

We have audited the accompanying consolidated balance sheets of Superior Drilling Products, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Drilling Products, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP
Dallas, Texas
March 31, 2017

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 and 2015

	2016	2015
ASSETS
Current assets
Cash	$2,241,902	$1,297,002
Accounts receivable, net	1,038,664	1,861,002
Prepaid expenses	76,175	179,450
Inventories	1,167,692	1,410,794
Asset held for sale	2,490,000	-
Other current assets	13,598	-
Total current assets	7,028,031	4,748,248
Property, plant and equipment, net	9,068,359	14,655,502
Intangible assets, net	8,579,444	11,026,111
Note receivable	8,296,717	8,296,717
Other noncurrent assets	15,954	19,365
Total assets	$32,988,505	$38,745,943
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,066,514	$638,593
Accrued expenses	449,004	809,765
Income tax payable	-	2,000
Current portion of capital lease obligation	217,302	332,185
Current portion of related party debt	272,215	555,393
Current portion of long-term debt, net of discounts	2,905,682	2,522,871
Total current liabilities	4,910,717	4,860,807
Other long term liability	820,657	880,032
Capital lease obligation, less current portion	-	246,090
Related party debt, less current portion	-	271,190
Long-term debt, less current portion, net of discounts	13,288,701	16,313,113
Total liabilities	19,020,075	22,571,232
Commitments and contingencies –Note 9
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 24,120,695 and 17,459,605 shares outstanding, respectively	24,120	17,460
Additional paid-in-capital	38,295,428	31,379,520
Accumulated deficit	(24,351,118)	(15,222,269)
Total shareholders’ equity	13,968,430	16,174,711
Total liabilities and shareholders’ equity	$32,988,505	$38,745,943

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

	2016	2015

Revenue	$7,153,063	$12,706,372

Operating cost and expenses
Cost of revenue	4,491,670	6,618,330
Selling, general, and administrative expenses	5,775,760	7,013,653
Depreciation and amortization expense	4,291,249	4,818,548
Impairment of property, plant and equipment – held for sale	840,380	-
Impairment of goodwill	-	7,802,903

Total operating costs and expenses	15,399,059	26,253,434

Operating loss	(8,245,996)	(13,547,062)

Other income (expense)
Interest income	313,547	293,932
Interest expense	(1,613,214)	(1,822,636)
Other income	237,203	240,286
Gain (loss) on sale of assets	177,611	(92,378)
Total other expense	(884,853)	(1,380,796)

Loss before income taxes	(9,130,849)	(14,927,858)
Income tax benefit	(2,000)	(472,279)

Net loss	$(9,128,849)	$(14,455,579)

Basic loss per common share	$(0.48)	$(0.83)
Basic weighted average common shares outstanding	19,155,981	17,347,306
Diluted loss per common share	$(0.48)	$(0.83)
Diluted weighted average Common shares outstanding	19,155,981	17,347,306

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Par Value	Capital	Deficit	Equity

Balance - December 31, 2014	17,291,646	$17,292	$30,815,609	$(766,690)	30,066,211

Share based compensation expense	167,959	168	563,911	-	564,079

Net loss	-	-	-	(14,455,579)	(14,455,579)

Balance - December 31, 2015	17,459,605	17,460	31,379,520	(15,222,269)	16,174,711

Share based compensation expense	211,090	210	783,252	-	783,462
Warrants issued for bridge financing	-	-	112,024	-	112,024
Stock issued for Hard Rock note	700,000	700	999,300	-	1,000,000
Issuance of common stock, net of fees and expenses	5,750,000	5,750	5,021,332	-	5,027,082
Net loss	-	-	-	(9,128,849)	(9,128,849)

Balance - December 31, 2016	24,120,695	$24,120	$38,295,428	$(24,351,118)	$13,968,430

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Cash Flows From Operating Activities
Net loss	$(9,128,849)	$(14,455,579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	4,291,249	4,818,548
Amortization of debt discount	107,975	567,187
Deferred tax benefit	(2,000)	(473,279)
Share based compensation expense	783,462	564,079
Unrealized loss on warrant derivative	112,024	-
Impairment of goodwill	-	7,802,903
Impairment of property, plant and equipment	1,054,482	66,651
Impairment of inventories	569,602	-
(Gain) loss on sale of assets	(177,611)	92,378
Non-cash items	-	(291,238)
Changes in operating assets and liabilities:
Accounts receivable	822,338	2,541,999
Inventories	(115,444)	(191,715)
Prepaid expenses and other current assets	89,677	29,484
Other noncurrent assets	(60,866)	84,285
Accounts payable and accrued expenses	(218,375)	(531,077)
Other long term liabilities	(59,375)	-
Net Cash (Used in) Provided by Operating Activities	(1,931,711)	624,626
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(352,751)	(1,284,782)
Proceeds from sale of fixed assets	517,385	62,000
Net Cash Provided by (Used in) Investing Activities	164,634	(1,222,782)

Cash Flows From Financing Activities
Principal payments on debt	(3,254,971)	(3,159,100)
Principal payments on capital lease obligations	(360,971)	(492,452)
Principal payments on related party debt	(268,835)	(292,977)
Proceeds received from borrowings on debt	1,500,000	47,299
Proceeds from line of credit	226,885	-
Proceeds from sale of subsidiary	50,700	-
Proceeds from payments on note receivable	22,533
Proceeds received from issuance of common stock, net	5,027,082	-
Debt issuance costs	(230,446)	-
Net Cash Provided (Used) in Financing Activities	2,711,977	(3,897,230)

Net Increase (decrease) in Cash	944,900	(4,495,386)
Cash at Beginning of Period	1,297,002	5,792,388
Cash at End of Period	$2,241,902	$1,297,002
Supplemental information:
Cash paid for Interest	$1,563,280	$1,159,969
Warrants issued for bridge financing debt	$112,024	-
Note receivable interest forfeited as payment on related party note payable	$311,979	$291,238
Long term debt paid with stock	$1,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

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

We were incorporated on December 10, 2013 under the name SD Company, Inc. in order to facilitate (a) the reorganization of the entities that are now our consolidated subsidiaries and (b) the subsequent acquisition of Hard Rock Solutions, LLC. We changed our name from SD Company Inc. to Superior Drilling Products, Inc. on May 22, 2014 in conjunction with closing of that reorganization and the completion of our initial public offering. Our headquarters and principal manufacturing operations are located in Vernal, Utah.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Superior Drilling Products Inc. and all of its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. The Company does not have investments in any unconsolidated subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant items subject to estimates and assumptions include the carrying amount and useful lives of property and equipment and intangible assets, impairment assessments, share-based compensation expense, and valuation allowances for accounts receivable, inventories, and deferred tax assets.

Revenue Recognition

We are a drilling and completion tool technology company and we generate revenue from the refurbishment, manufacturing, repair, and sale of drill string tools. Our manufactured products are produced in a standard manufacturing operation, even when produced to our customer’s specifications. We also earn royalty fees under certain arrangements for the tools we sell. In May 2016, the Company entered into an agreement with DTI to be our exclusive distributor of the Drill-N-Ream tool in the United States and Canada. This agreement began the change of direction of our business from renting tools to selling tools.

Tool sales, rentals and other related revenue

Tool and Product Sales: Revenue for tool and product sales is recognized upon shipment of tools or products to the customer. Shipping and handling costs related to tool and product sales are recorded gross as a component of both the sales price and cost of the product sold.

Tool Rental: Rental revenue is recognized upon completion of the customer’s job for which the tool was rented. While the duration of the rents vary by job and number of runs, these rents are generally less than one month. The rental agreements are typically based on the price per run or footage drilled and do not have any minimum rental payments or term.

Other Related Revenue: We receive revenue from the repair of tools upon delivery of the repaired tool to the customer. We earn royalty commission revenue when our customer invoices their customer for the use of our tools. The Company may act as an agent by billing and collecting its customers’ tool rental revenue. When we are an agent for our customer, revenue is presented in the statement of operations on a net basis. At December 31, 2016, there was approximately $221,000 of accounts receivable and approximately $207,000 of accounts payable related to transactions we performed as an agent for our customer.

Contract Services

Drill Bit Manufacturing and Refurbishment: Since 1996, we have refurbished PDC drill bits for Baker Hughes. We are currently operating under a four-year vendor agreement with Baker Hughes that was renewed in 2013 (the “Vendor Agreement”). We recognize revenue for our PDC drill bit services upon shipment of the drill bit. Shipping and handling costs related to refurbishing services are paid directly by Baker Hughes at the time of shipment. By contract, we can only refurbish and manufacture oil or gas drill bits for Baker Hughes, but we are not contractually prohibited from manufacturing drill bits for the mining industry.

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit. We maintain cash deposits with financial institutions that may exceed federally insured limits at times. We have chosen credible institutions and believe our risk of loss is negligible.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, receivables, payables, and bank debt. The Company believes that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally due within 60 days of the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. The allowance for doubtful accounts was $9,000 and $0 as of December 31, 2016, and 2015, respectively.

Inventories

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. The cost of ordinary maintenance and repair is charged to operating expense, while replacement of critical components and major improvements are capitalized. Depreciation or amortization of property and equipment, including assets held under capital leases, is calculated using the straight-line method over the asset’s estimated useful life as follows:

Buildings and leasehold Improvements	2-39 years
Machinery, equipment and rental Tools	18 months -10 years
Furniture and fixtures	7 years
Transportation equipment	5 - 30 years
Computer equipment and software	3-5 years

Property, plant and equipment is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. Indicative events or circumstances include, but are not limited to, matters such as a significant decline in market value or a significant change in business climate. An impairment loss is recognized when the carrying value of an asset exceeds the estimated undiscounted future cash flows from the use of the asset and its eventual disposition. The amount of impairment loss recognized is the excess of the asset’s carrying value over its fair value. Assets to be disposed of are reported at the lower of the carrying value or the fair value less cost to sell. Upon sale or other disposition of an asset, the Company recognizes a gain or loss on disposal measured as the difference between the net carrying value of the asset and the net proceeds received.

In 2016, the Company recognized an impairment loss of $840,380 related to property that was sold in the first quarter of 2017. This loss was recorded in 2016 and the asset was classified as held for sale. The impairment loss was based on a third-party independent appraisal that utilized the sales comparison approach that determined the fair value of the property. There was no gain 0on the sale of the asset in 2017 as the impairment had been recorded to reflect the fair value of the property. (See Note 10 – Related Party Transactions).

In 2016 and 2015, the Company recognized an impairment loss in cost of sales of $211,056 and $66,651, respectively, related to the Open Hole Strider technology that had been capitalized as part of fixed assets. It was determined in 2016 that the tool design had limited market potential and the Company decided to re-design the tool to be offered to a broader market.

Goodwill

Goodwill is the excess cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. The Company allocated $7,802,903 to goodwill in in conjunction with the Hard Rock acquisition in 2014.

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

The Company determined goodwill of $7,802,903 was fully impaired while performing the 2015 annual impairment test. Global oil and natural gas commodity prices, particularly crude oil, decreased significantly. The decrease in commodity prices had a negative impact on industry drilling and capital expenditure activity, which affected the demand for products and services of our Company. As part of the first step of goodwill impairment testing, we updated our income approach assessment of the future cash flows for our Company, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable for our Company. Critical assumptions include a recovery and market expansion of the Drill-N-Ream tool during 2016 and beyond. The Company’s market capitalization was also used to corroborate reporting unit valuation. As goodwill was fully impaired in 2015, no test was performed in 2016.

Intangible Assets

The Company’s intangible assets with finite lives consist of developed technology, customer contracts and relationships, and trade names and trademarks.

The cost of intangible assets with finite lives is amortized using the straight-line method over the estimated period of economic benefit, ranging from 3 to 17 years. Asset lives are adjusted whenever there is a change in the estimated period of economic benefit. No residual value has been assigned to these intangible assets.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. The Company assesses the recoverability of the carrying amount by preparing estimates of future revenue, margins, and cash flows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models.

Comprehensive Income (Loss)

Comprehensive income (loss) encompasses all changes in stockholders’ equity, except those arising from investments from and distributions to stockholders. The Company’s comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments.

Research and Development

We expense research and development costs as they are incurred. For the years ended December 31, 2016 and 2015, these expenses were approximately $1,200,000 and $1,500,000, respectively, and are included in the selling, general, and administrative expenses in the statement of operations.

Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, including potentially dilutive common share equivalents, if the effect is dilutive. Potentially dilutive common shares equivalents include stock options and warrants. Approximately 250,000 warrants to purchase our common stock were excluded from this calculation because they were antidilutive for the year ended December 31, 2016.

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

Debt Issuance Costs

Costs related to debt issuance are capitalized and amortized as interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Upon the repayment of debt, the Company accelerates the recognition of an appropriate amount of the costs as interest expense. Debt issuance costs related to the Hard Rock Note are presented as a direct reduction from the carrying amount of the note payable. As of December 31, 2016 and 2015, the debt issuance costs were $153,503 and $261,493, respectively.

Share Based Compensation

Share based compensation expense for share based payments, related to stock option and restricted stock awards, is recognized based on their grant-date fair values. The Company recognizes compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Estimated forfeitures are based on historical experience.

Concentrations and Credit Risk

The Company has two significant customers that represent 63% of our revenue for the year ended December 31, 2016, respectively. These customers had $649,960 in accounts receivable at December 31, 2016. We had one customer that represented 37%, of our revenue for the year ended December 31, 2015, and had $887,081 in accounts receivable at December 31, 2015.

Assets and Liabilities Held for Sale

The Company classifies disposal groups as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the disposal group; (2) the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; (3) an active program to locate a buyer or buyers and other actions required to complete the plan to sell the disposal group have been initiated; (4) the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale, within one year, except if events of circumstances beyond the Company’s control extend the period of time required to sell the disposal group beyond one year; (5) the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. See Note 10 – Related Party Transactions.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not impact net income.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 for all entities by one year and is effective for the Company’s fiscal year beginning January 1, 2018. ASU 2015-14 permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor has the effect of the standard on ongoing financial reporting been determined.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which introduces the recognition of lease assets and lease liabilities by lessees for all leases which are not short-term in nature. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. The Company will adopt this guidance on January 1, 2019. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosure.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting .” This standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

Effective January 1, 2016, the Company adopted the accounting guidance the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This guidance related to the imputation of interest and which simplifies the presentation of debt issuance costs and requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of this accounting standard did not have a material effect on the consolidated financial statements and related disclosures.

NOTE 2. PUBLIC OFFERING

On September 30, 2016, we priced a follow-on public offering of common stock at $1.00 per share. The transaction closed on October 5, 2016. Net of underwriting and stock offering expenses of approximately $709,000, the net proceeds to the Company were approximately $5.0 million. The Company used the proceeds to repay a $1 million promissory note received in conjunction with the public offering (“Bridge Financing”), to repay its $868,000 indebtedness with Federal National Commercial Credit (“FNCC”) and pay the remaining $500,000 plus accrued interest on the Hard Rock Note (see Note 6 – Long-term Debt). We have used the remaining funds from the offering and cash flows from operations to service on going debt obligations, which include real property leases and equipment loans, as well as for general corporate purposes, including growth working capital.

NOTE 3. INVENTORIES

Inventories is comprised of the following:

	December 31, 2016	December 31, 2015
Raw material	$952,419	$968,254
Work in progress	90,017	117,661
Finished goods	125,256	324,879
	$1,167,692	$1,410,794

During 2016, the Company entered into a distribution agreement with Drilling Tools International (“DTI”), under which DTI has a requirement to purchase our Drill-N-Ream tool for their rental tool business and achieve market share requirements in order to maintain exclusive marketing rights for the Drill-N-Ream tool. This agreement began the change of direction of our business from renting tools to selling tools. Due to this change in our business model, we moved tools with a net book value of $225,710 from property, plant and equipment into inventory during 2016.

The Company recorded an impairment loss in the cost of sales of $210,745 and $124,872 during the years ended December 31, 2016 and 2015, respectively, relating to the discontinuation of OrBit, a completion drill line product line. As of December 31, 2016, the OrBit product line was fully impaired with a net book value of $0.

The Company recorded an impairment loss in the cost of sales of $147,801 during the year ended December 31, 2016 relating to several Strider technologies. Several parts of these tools needed to be replaced so an impairment charge was recognized.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	December 31, 2016	December 31, 2015
Land	$880,416	$2,268,039
Buildings	4,847,778	4,847,778
Buildings – Superior Auto Body	-	2,213,729
Leasehold improvements	717,232	717,232
Machinery and equipment	5,060,281	7,200,530
Machinery under capital lease	2,322,340	2,322,340
Furniture and fixtures	507,554	507,554
Transportation assets	882,163	1,317,397
	15,217,764	21,394,599
Accumulated depreciation	(6,149,405)	(6,739,097)
	$9,068,359	$14,655,502

During the year ended December 31, 2016, we sold transportation assets that were no longer necessary to our business operations and rental tools for proceeds of $415,817 and gain of $76,211.

In 2016, the Company recognized an impairment loss of $840,380 related to real estate property that was sold in the first quarter of 2017. This loss was recorded in 2016 and the asset was classified as held for sale. The impairment loss was based on a third-party independent appraisal that utilized the sales comparison approach that determined the fair value of the property. Upon the sale of the property in 2017, there was no gain or loss on the sale of the asset as it had been adjusted to reflect the fair value of the property. (See Note 10 – Related Party Transactions).

In 2016 and 2015, the Company recognized an impairment loss in the cost of sales of $211,056 and $66,651, respectively, related to the Open Hole Strider tool that had been capitalized as part of fixed assets and inventory. It was determined in 2016 that the tool design had limited market potential and the company decided to re-design the tool to be offered to a broader market.

Depreciation expense related to property, plant and equipment for the year ended December 31, 2016 and 2015 was $ 1,844,582 and $2,371,881, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	December 31, 2016	December 31, 2015
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(6,320,556)	(3,873,889)
	$8,579,444	$11,026,111

Amortization expense related to intangible assets for the years ended December 31, 2016 and 2015 was $2,446,667 each year.

These intangible assets will be amortized over their expected useful lives using the straight-line method, which is a weighted-average amortization period of 6.3 years. As of December 31, 2016, the Company will recognize the following amortization expense for the respective periods ending December 31 noted below:

2017	2,446,667
2018	2,446,667
2019	1,700,000
2020	1,166,667
2021	583,334
Thereafter	236,109
Total	$8,579,444

During the years ended December 31, 2016 and 2015, no impairments were recognized related to other intangible assets.

NOTE 6. NOTE RECEIVABLE

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco Energy Corporation (“Tronco”), a party related to us through common control, in order to take over the legal position as Tronco’ s senior secured lender. That agreement provided that, upon our full repayment of the Tronco loan from the proceeds of the Offering, the lender would assign to us all of its rights under the Tronco loan, including all of the collateral documents. On May 30, 2014, we closed our purchase of the Tronco loan for a total payoff of $8.3 million, including principal, interest, and early termination fees. As a result of that purchase, we became Tronco’ s senior secured lender, and as a result are entitled to receive all proceeds from sales of the Tronco-owned collateral, as discussed below.

As the result of our purchase of the Tronco loan, we have the direct legal right to enforce the collateral and guaranty agreements entered into in connection with the Tronco loan and to collect Tronco’ s collateral sales proceeds, in order to recover the loan purchase amount. The Tronco loan continues to be secured by the first position liens on all of Tronco assets, as well as by the guarantees of Troy and Annette Meier (the “Meier Guaranties”), which are directly payable to and legally enforceable by us. In addition, the Meiers have provided us with stock pledges in which they pledge all of their shares of our common stock held by their family entities (the ‘ ‘ Meier Stock Pledge’ ‘ ), as collateral for the Meiers guaranties until full repayment of Tronco loan. The pledged shares, which became tradable in the public market 180 days after the closing of our initial public offering subject to insider timing requirements and volume limitations under Rule 144 of the Securities Act and required periodic black-out periods, are being held in third-party escrow until full repayment of the Tronco loan. As discussed in Note 10 – Related Party Transactions, as of February 2017, the Company holds 8,267,860 shares as collateral for the Tronco note.

In 2015, the Board of Directors agreed to extend the terms of the Tronco loan to interest only payments due on December 31, 2015 and 2016, with a balloon payment of all unpaid interest and principal due in full maturity on December 31, 2017. The interest rate on the note is 3.75%. We earned interest of $311,979 and $291,238 in the years ending December 31, 2016 and 2015, respectively. Based on an informal agreement between Tronco and the Meiers, we forfeited the receipt of the cash interest earned as a reduction to the related party note payable (See Note 7 – Long-Term Debt).

On March 28, 2017, the Company and Tronco finalized an agreement with a third party and pursuant to this agreement, the third party acquired all of Tronco Ohio assets for $550,000. As Tronco’s senior secured lender, we released our lien and security interest on these assets in accordance with the agreement.

Also on March 28, 2017 and related to the sale of the Tronco assets, the Company agreed to a non-cash receipt of the $550,000 from Tronco by reducing our bonus accrual liabilities. The bonus accrual was earned by the Meiers in 2014, and was recorded in other long term liability. As a result of this agreement, we have reduced both the other long-term liability and the Tronco note receivable in 2017.

NOTE 7. LONG-TERM DEBT

Long-term debt is comprised of the following:

	December 31, 2016	December 31, 2015
Real estate loans	$7,264,036	$7,585,063
Hard Rock Note, net of discount	7,846,497	9,738,521
Related party loans	-	826,583
Machinery loans	684,921	853,970
Transportation loans	398,929	658,430
	16,194,383	19,662,567
Current portion of long-term debt	(2,905,682)	(3,078,264)
	$13,288,701	$16,584,303

Real Estate Loans

Our manufacturing facility was financed by a commercial bank loan requiring monthly payments of approximately $39,000, including principal and interest at 5.25%. A lump sum principal payment of approximately $4.2 million is due at the maturity date of this loan on August 15, 2018.

In 2012, we became co-borrowers on a $1.7 million loan and a $1.2 million loan for Superior Auto Body. The interest on this debt accrued at 5.50% and 2.42%, respectively, and the notes required monthly payments of $10,565 and $7,517, respectively, and a lump sum payment at maturity for the remaining principal balance. Both notes were paid off in February 2017 in conjunction with the sale of the Superior Auto Body land and building (see Note 10 – Related Party Transactions).

Hard Rock Note

In 2014, the Company purchased all of the interests of Hard Rock. Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’ s note (the “Hard Rock Note”). The Hard Rock Note and subsequent amendments are secured by all of the patents, patents pending, other patent rights, and trademarks transferred to Hard Rock by Hard Rock in the closing of the Hard Rock acquisition. At issuance, the fair value of the Hard Rock Note was determined to be $11,144,000, which is less than the face value due to a below-market interest rate. The resulting discount of $1,356,000 will be amortized to interest expense using the effective interest method, totaling approximately $108,000 and $567,000 during 2016 and 2015, respectively.

On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock Solutions, LLC. As amended and restated, the Hard Rock Note accrues interest at 5.75% per annum and matures and is fully payable on January 15, 2020. Under the current terms of the Hard Rock Note, we are required to make the following payments: accrued interest only on each of January 15, March 15, May 15 and July 15, 2017; $500,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2019. The remaining balance of principal of $2,000,000 and accrued interest on the Hard Rock Note are due on January 15, 2020.

During the year ending December 31, 2016, we paid interest of $769,582 and a principal payment of $2,000,000, of which $1,000,000 was paid with 700,000 restricted shares of common stock on August 10, 2016 (having an agreed per share value of $1.43). The Company paid interest of $406,250 and a principal payment of $2,500,000 during the year ending December 31, 2015. Subsequent to year end, we made the accrued interest payments related to the note on January 15, 2017 and March 15, 2017 of $129,808 and $74,356, respectively.

Related Party Loans

In 2014, the Company issued notes payable to related parties in the amount of $2 million. The notes bear interest at 7.5% and mature on January 2, 2017. In January 2017, the Company made a $50,000 payment. Based on an informal agreement, the Company will continue to reduce the balance on the note in 2017 against the interest due to the Company on the Tronco note receivable (see Note 6 – Note Receivable) instead of repaying the note.

Bridge Financing

On August 8, 2016, we entered into a private transaction with a private investor pursuant to which we issued a promissory note in the aggregate principal amounts of $1,000,000 and a warrant to purchase up to an aggregate of 250,000 shares of our common stock, subject to certain adjustments to the number of shares and the exercise price described in the warrants. These warrants were valued at $112,024, based on using the Black Scholes model and were recorded as a liability and treated as derivatives. The variable inputs used in the Black Scholes calculation were; expected volatility of 95%, discount rate of 0.72% and the term of the warrants of 5 years. Once the indebtedness was paid off on October 5, 2016, and the final number of shares were known, the liability was removed and the warrants were included in equity.

Machinery Loans

During February 2013, we obtained a commercial loan collateralized by specific machinery with a face value of $592,000, requiring monthly payments of approximately $8,600, including principal and interest at 6% beginning March 1, 2013 and continuing through maturity on February 1, 2020. This loan contains a minimum debt service ratio and fixed charge covenants. The Company was in compliance with these covenants as of December 31, 2016.

In 2013, we obtained a $627,000 loan for machinery The Small Business Administration has guaranteed 75% of the loan balance and the terms are as follows: 7-year maturity, 6.00% interest rate, 84 monthly payments of $9,160. The machinery is held as collateral.

Transportation Loans

Vehicles

Our loans for Company vehicles and other transportation are with various financing parties we have engaged with in connection with the acquisition of the vehicles. As of December 31, 2016, the loans bear interest ranging from 0%-8.39% with maturity dates ranging from July 2017 through October 2021, and are collateralized by the vehicles. Our cumulative monthly payment under these loans as of December 31, 2016 was approximately $3,050, including principal and interest.

Airplane Loan

Our loan for the Company airplane bears interest at 7.35%, requires monthly payments of principal and interest of approximately $3,500, matures in May of 2026 and is collateralized by the airplane.

Future annual maturities of all long-term debt are as follows(1) :

Year
2017	$2,577,488
2018	6,709,503
2019	4,323,767
2020	2,234,131
2021	134,503
Thereafter	861,572
Total long-term debt	$16,840,964

(1)	Excludes discounts for debt issuance costts.

NOTE 8. LEASES

Capital Leases

In 2012, we entered into a lease for machinery which required an initial payment of $928,776, followed by 3 monthly payments of $15,000, and 58 monthly payments of approximately $32,000. The terms of the lease included an imputed interest rate of 12.52%. The lease term expires August 1, 2017, at which time we may either purchase the machinery for the greater of its then-agreed fair value or 15% of its original cost, renew the lease for an additional 12 months or return the machine. We have not yet made a decision as to what we will elect at the end of the lease term. Payments under the lease are personally guaranteed by the Meiers. The lease has been capitalized and, accordingly, the machinery and related obligation under the lease have been included in the accompanying balance sheet as of December 31, 2016. Accumulated amortization on machinery under the capitalized lease totaled $1,442,098 and $1,209,864 for the year ending December 31, 2016 and 2015, respectively. Amortization expense for this machine is included in depreciation and amortization expense on the combined statement of operations.

The remaining future minimum lease payment total of $217,302 is required before the term expires in August 2017, which includes $9,242 imputed interest expense.

Operating Leases

We also lease certain property and equipment under non-cancellable agreements which have been accounted for as operating leases. Future minimum lease payments required under operating leases in effect at December 31, 2016 are as follows:

Year
2017	$166,451
2018	140,977
2019	130,086
2020	76,512
Thereafter	-
Operating leases	$514,026

NOTE 9. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. We are not currently involved in any litigation which management believes could have a material effect on our financial position or results of operations, except as follows:

In October 2013, Del-Rio Resources, Inc. (“Del-Rio”) filed suit, on its own behalf and derivatively on behalf of Philco Exploration, LLC (“Philco”), against the following co-defendants (a) Tronco Ohio, LLC and Tronco, (b) the lender on the Tronco loan, ACF Property Management, Inc. (p.k.a. Fortuna Asset Management, LLC,) (“ACF”), (c) Troy and Annette Meier personally, and several of their family trusts, (d) Meier Family Holding Company, LLC and Meier Management Company, LLC, and (e) Superior Drilling Solutions, LLC and Meier Properties Series, LLC. That suit is currently pending in the Eighth Judicial District Court, Uintah County, Utah under Cause #130800125.

Tronco and Del-Rio are the sole owners and managers of Philco. Philco served as the exploration operator. Part of the collateral for the Tronco loan is Philco’ s mineral leases. Del-Rio’ s suit alleges that the defendants made amendments to the Tronco loan without complying with the voting provisions of Philco’ s operating agreement, and that all of the Meier-related entities somehow benefitted from the Tronco loan proceeds, in an unspecified manner. Del-Rio’ s suit seeks to invalidate ACF’ s deeds of trust on the Philco mineral leases, and to acquire title to those Philco mineral leases. ACF no longer has deeds of trust of any of the Philco mineral leases. Del Rio is also requesting monetary and punitive damages, disgorgement, prejudgment interest, post judgment interest, costs, and attorney fees, against all defendants, in an amount to be determined at trial.

We believe that Del-Rio’s claims are without merit, and all defendants are actively defending in this matter. In particular, SDS’ and MPS’ only involvement was to grant guaranties and/or security interests in their respective separate personal and real property to ACF to additionally collateralize the Tronco loan before its purchase by us. In addition, since the Meiers and their personal trusts guaranty repayment of the Tronco loan, we believe that the basis of Del-Rio’ s damages claims are nullified. Consequently, we do not believe that Del Rio’s purported claims against SDS and MPS will have any material adverse effect on our cash flow, business, or operations. As of March 31, 2017, there have been no updates or decisions made concerning this matter.

NOTE 10. RELATED PARTY TRANSACTIONS

Superior Auto Body

On January 1, 2016, the Company completed the divestiture of our interest in Superior Auto Body and Paint, LLC, by selling the remaining ownership interests in the business operations to a third party. The Company received $101,400 in proceeds. The Company leased certain of its facilities to Superior Auto Body (“SAB”). We recorded rental income from the related party in the amounts of $199,902 for the years ended December 31, 2016 and 2015. As discussed below, in 2017, we sold the facilities that had been leased to SAB and accordingly, we will no longer receive this rental income.

In February 2017, the Company sold real estate to SAB for the net proceeds of $2.5 million. The cash received from the sale was used to pay down the $2.5 million loan balance on the property. As part of the sale, the Company released 547,000 shares of the Meiers common stock from the collateral for the Tronco Note. Prior to the sale, the Company held 8,814,860 common stock shares as collateral for the Tronco Note. After the sale in 2017, the Company holds 8,267,860 shares as collateral for the Tronco Note (see Note 6 – Note Receivable).

NOTE 11. INCOME TAXES

Components of income tax benefit are as follows:

Current income taxes:	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Federal	$-	$-
State	(2,000)	1,000
Current provision for income taxes	(2,000)	1,000
Deferred provision (benefit) for income taxes:
Federal	-	(413,148)
State	-	(60,131)
Deferred provision (benefit) for income taxes	-	(473,279)
Provision for income taxes	$(2,000)	$(472,279)

The non-current deferred tax assets and liabilities consist of the following:

Deferred tax assets:
263A adjustment	21,595	26,178
Accrued expenses	305,024	326,589
Prepaid expense	(24,908)	(66,596)
Stock compensation	55,624	55,817
Stock option	60,970	-
Amortization of intangibles	3,791,944	3,444,048
Net operating loss	4,263,351	2,088,208
Others	11,887	35,489
Total non-current deferred tax assets	8,485,487	5,909,733

Deferred tax liabilities:
Depreciation on fixed assets	(1,008,413)	(1,624,453)
Total non-current deferred tax liabilities	(1,008,413)	(1,624,453)

Net non-current deferred tax assets/liabilities	7,477,074	4,285,280
Less: Valuation Allowance	(7,477,074)	(4,285,280)
Total deferred tax liabilities	$-	$-

Reconciliation of the tax rate to the U.S. federal statutory tax rate which relate to the year ended December 31, 2016 and 2015 is as follows:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Tax at federal statutory rate	$(3,104,489)	$(5,075,472)
State income taxes	(1,320)	660
Permanent differences	196,479	273,190
Change in valuation allowance	3,191,794	4,285,280
Other - State rate effect	(272,768)	(464,450)
Change in status	14,216	508,385
Other	(25,912)	127
Provision for income taxes	$(2,000)	$(472,279)

NOTE 12. SHARE BASED COMPENSATION

On November 11, 2014, the Company’ s Board of Directors approved that the Directors stock compensation would be included in the Employee Stock Incentive Plan (“Stock Plan”) that reserves 1,724,128 shares of common stock for issuance. Equity and equity-based compensation plans are intended to make available incentives that will assist us in attracting, retaining, and motivating employees, officers, consultants, and directors by allowing them to acquire an ownership interest in our business, and, as a result, encouraging them to contribute to our success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As a result, we expect to incur non-cash, stock-based compensation expenses in future periods. The Board of Directors has frozen the 2014 Incentive Plan, such that no future grants of awards will be made and the 2014 Incentive Plan shall only remain in effect with respect to awards under that Plan outstanding as of June 15, 2015 until they expire according to their terms.

On June 15, 2015, our stockholders approved the Superior Drilling Company, Inc. 2015 Long Term Incentive Plan (the “2015 Incentive Plan”). The purpose of the 2015 Incentive Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and its affiliates and by motivating such persons to contribute to the growth and profitability of the Company and our affiliates. Subject to adjustment as provided in the 2015 Incentive Plan, the maximum aggregate number of shares of the Company’ s common stock that may be issued with respect to awards under the 2015 Incentive Plan is 1,552,905. As of December 31, 2016, there were 780,484 shares outstanding with respect to awards granted under the Company’s 2015 Incentive Plan.

On August 10, 2015, the Board of Directors granted 71,202 restricted stock units from the Company’ s 2015 Incentive Plan to the Directors based on the closing price of the Company’ s common stock on the date of the grant. These restricted stock units will vest over a three-year period.

On August 10, 2015, the Board of Directors granted 366,000 restricted stock units from the Company’ s 2015 Incentive Plan to officers and employees based on the closing price of the Company’ s common stock on the date of the grant. These restricted stock units vested 33% on the grant date, 33% on the first anniversary of the grant date and 34% on second anniversary of the grant date.

On December 23, 2015, the Board of Directors granted 7,000 restricted stock units from the Company’ s 2015 Incentive Plan to an employee based on the closing price of the Company’ s common stock on the date of the grant. These restricted stock units vested 33% on the grant date, 33% on the first anniversary of the grant date and 34% on second anniversary of the grant date.

On November 10, 2016, the Board of Directors granted 600,000 restricted stock units from the Company’ s 2015 Incentive Plan to executive management and directors based on the closing price of the Company’ s common stock on the date of the grant. These restricted units will vest over a three-year period.

Compensation expense recognized for grants vesting under the 2014 Incentive Plan was approximately $233,000 and $210,000 for the years ending December 31, 2016 and 2015, respectively. Compensation expense recognized for grants of restricted stock vesting under the 2015 Incentive Plan was approximately $406,000 and $334,000 for the years ending December 31, 2016 and 2015, respectively. The Company recognized compensation expense and recorded it as share-based compensation in the consolidated statement of operations.

Total unrecognized compensation expense related to unvested restricted stock units expected to be recognized over the remaining weighted vesting period of 2.9 years equaled approximately $773,000 at December 31, 2016. These shares vest over a three-year time period.

The following table summarizes RSU activity for the years ended December 31, 2016 and 2015:

	2016		2015
	Number of Restricted Stock Units	Weighted - Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted - Average Grant Date Fair Value
Unvested RSU’ s at beginning of period	407,493	$2.48	131,250	$4.81
Granted	600,000	0.97	444,202	1.84
Forfeited	(17,342)	1.62	-	-
Vested	(287,543)	2.22	(167,959)	2.61
Unvested RSU’ s at end of period	702,608	$1.31	407,493	$2.48

Stock Options - On August 10, 2015, the Board of Directors granted 87,500 stock options from the Company’ s 2015 Incentive Plan to officers and employees based on the closing price of the Company’ s common stock on the date of the grant. These restricted stock units and options vested 33% on the grant date, 33% on the first anniversary of the grant date and 34% on second anniversary of the grant date.

On March 4, 2016, the Board of Directors granted options to acquire 78,944 shares of stock from the Company’ s 2015 Incentive Plan to officers and employees based on the closing price of the Company’ s common stock on the date of the grant, which was $1.73. These options vested 100% on the grant date and have a ten year term expiring on March 4, 2026. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

On March 18, 2016, the Board of Directors granted options to acquire 81,714 shares of stock from the Company’ s 2015 Incentive Plan to officers and employees based on the closing price of the Company’ s common stock on the date of the grant, which was $1.67. These options vested 100% on the grant date and have a ten year term expiring on March 18, 2026. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

On March 31, 2016, the Board of Directors granted options to acquire 148,475 shares of stock from the Company’ s 2015 Incentive Plan to directors, officers and employees based on the closing price of the Company’ s common stock on the date of the grant, which was $1.37. These options vested 100% on the grant date and have a ten-year term expiring on March 31, 2026. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

On December 5, 2016, the Board of Directors granted 5,000 stock options from the Company’ s 2015 Incentive Plan to officers and employees based on the closing price of the Company’ s common stock on the date of the grant, which was $1.20. These restricted stock units and options vested 33% on the first anniversary of the grant date, 33% on the second anniversary of the grant date and 34% on third anniversary of the grant date.

On December 22, 2016, the Board of Directors granted 54,200 stock options from the Company’ s 2015 Incentive Plan to officers and employees based on the closing price of the Company’ s common stock on the date of the grant, which was $1.11. These restricted stock units and options vested 33% on the first anniversary of the grant date, 33% on the second anniversary of the grant date and 34% on third anniversary of the grant date.

These three issuances of options issued during March 2016 were part of decreasing the base salary of employees and directors in exchange for salary for options plan, issued out of the 2015 Incentive Plan.

Compensation expense recognized for option grants vesting under the 2015 Incentive Plan was approximately $145,000 and $20,000 for the years ending December 31, 2016 and 2015. The Company recognized compensation expense and recorded it as share-based compensation in the consolidated condensed statement of operations.

The following table summarizes stock options outstanding and changes during the years ended December 31, 2016 and 2015:

	2016		2015
	Number of Stock Options	Weighted - Average Exercise Price	Number of Stock Options	Weighted - Average Exercise Price
Stock options outstanding at beginning of period	86,500	$1.85	-	$-
Granted	368,333	1.47	87,500	1.85
Exercised	-	-	-	-
Expired	(10,325)	1.85	-	-
Canceled or forfeited	(19,508)	1.85	(1,000)	1.85
Stock options outstanding at end of period	425,000	$1.52	86,500	$1.85
Stock options exercised at end of period	-	$-	-	$-

The fair value of stock options granted to employees and directors in 2016 and 2016 was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

Expected volatility	51%
Discount rate	1.16%
Expected life (years)	3
Dividend yield	N/A

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

NOTE 13. SUBSEQUENT EVENTS

Tronco Asset Sale

On March 28, 2017, the Company and Tronco finalized an agreement with a third party and pursuant to this agreement, the third party acquired all of Tronco Ohio assets for $550,000. As the Tronco’ s senior secured lender, we released our lien and security interest on these assets in accordance with the agreement.

Also on March 28, 2017 and related to the sale of the Tronco assets, the Company agreed to a non-cash receipt of the $550,000 from Tronco by reducing our bonus accrual liabilities. The bonus accrual was earned by the Meiers in 2014, and was recorded in other long term liability. As a result of this agreement, we have reduced both the other long term liability and the Tronco note receivable in 2017.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

The Company’ s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’ s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of the Company’ s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2016 due to certain material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement in our interim financial statements will not be prevented or detected on a timely basis. During the course of our assessment, management identified that the Company has a lack of staffing and appropriate accounting expertise within its accounting department. Management believes the lack of accounting and financial personnel amounts to a material weakness in its internal control over financial reporting and their ability to adequately prepare financial statements and disclosures, and a lack of accounting expertise to appropriately apply GAAP for complex and non-routine transactions. As a result, at December 31, 2016 and on the date of this Report, its internal control over financial reporting is not effective.

To remediate these issues, management has retained the services of additional third party accounting personnel as well as to modify existing disclosure controls and procedures in a manner designed to ensure future compliance.

Changes in Internal Controls over Financial Reporting

None

Internal Controls and Procedures

This Annual Report does not include a report of management’ s assessment regarding internal control over financial reporting or an attestation report of the Company’ s registered public accounting firm due to a transaction period established by the rules of the Securities and Exchange Commission for newly public companies, and will not be required to include an attestation report for so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

ITEM 9B. OTHER INFORMATION

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Pursuant to Regulation 14A under the Exchange Act, the information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2016.

Item 11. Executive Compensation.

Pursuant to Regulation 14A under the Exchange Act, the information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to Regulation 14A under the Exchange Act, the information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Pursuant to Regulation 14A under the Exchange Act, the information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2016.

Item 14. Principal Accountant Fees and Services.

Pursuant to Regulation 14A under the Exchange Act, the information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements – see Index to Financial Statements appearing on page 44

(2) Financial Statement Schedules – None

(3) Exhibits –

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated December 15, 2013, between Meier Management Company, LLC, Meier Family Holding Company, LLC, and SD Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014S-1).

3.2	Articles of Amendment to Articles of Incorporation (name change) (incorporated by reference to Exhibit 3.5 to Amendment No. 2 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 6, 2014).

3.3	Bylaws with Exhibit A (incorporated by reference to Exhibit 3.3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.2	2014 Employee Stock Incentive Plan with forms of award agreements as Exhibits (incorporated by reference to Exhibit 10.2 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).†

10.3	Form of Executive Employment Agreement between SD Company, Inc. and Troy Meier, as CEO (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.4	Form of Executive Employment Agreement between SD Company, Inc. and Annette Meier, as President (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.5	Form of Executive Employment Agreement between SD Company, Inc. and Christopher Cashion, as CFO (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.6	Vendor Agreement between Superior Drilling Products, LLC, and Hughes Christensen, a division of Baker Hughes Oilfield Operations, Inc., dated October 28, 2013 with Exhibit A (incorporated by reference to Exhibit 10.6 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.7	Commercial Lease, dated August 15, 2013, between Meier Properties, Series LLC, as landlord, and Baker Hughes Oilfield Operations, Inc., as tenant (incorporated by reference to Exhibit 10.7 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.8	Acknowledgement letter, dated September 11, 2013, between Superior Drilling Products, LLC and Hard Rock Solutions, Inc., regarding the Drill N Ream commissions (incorporated by reference to Exhibit 10.8 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.9	Membership Interest Purchase Agreement (MIPA), dated January 28, 2014, between Hard Rock Solutions, Inc., as seller, and Superior Drilling Products, LLC, as buyer, of Hard Rock Solutions, LLC, with Exhibits (incorporated by reference to Exhibit 10.9 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.10	Intellectual Property Protection Agreement (IPPA), dated January 28, 2014, between 3cReamers, LLC, Hard Rock Solutions, LLC, James D. Isenhour, and Troy Meier (incorporated by reference to Exhibit 10.10 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.11	Form of Subordinated Promissory Note from Hard Rock Solutions LLC and Superior Drilling Products LLC, as borrower, in favor of Hard Rock Solutions, Inc., as lender, to be executed upon closing of the Hard Rock acquisition (incorporated by reference to Exhibit 10.11 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.12	Form of Security and Pledge Agreement between SD Company, Inc., as debtor, in favor of Hard Rock Solutions, Inc., as secured party, to be executed upon closing of the Hard Rock acquisition with attached Schedule A (incorporated by reference to Exhibit 10.12 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.13	Form of Assignment Agreement between Superior Drilling Products, LLC and SD Company, Inc. assigning SDP’ s rights under the MIPA and IPPA to SDC, to be executed in connection with the Reorganization (incorporated by reference to Exhibit 10.13 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.14	Securities Purchase Agreement, dated February 24, 2014, between SD Company, Inc. and Superior Drilling Products, LLC, as borrowers, and D4D, LLC, as lender, for $2 million bridge loan with attached exhibits (incorporated by reference to Exhibit 10.14 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.15	Secured Convertible Promissory Note, dated February 24, 2014, in the original principal amount of $2 million, from SD Company, Inc. and Superior Drilling Products, LLC, as borrowers, in favor of D4D, LLC, as lender, with Exhibits (incorporated by reference to Exhibit 10.15 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.16	Security Agreements, dated February 24, 2014, between SD Company Inc. and Superior Drilling Products, LLC, respectively, as debtors, and D4D LLC, as secured party (incorporated by reference to Exhibit 10.16 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.17	Form of Common Stock Purchase Warrant to be issued by SD Company Inc. in favor of D4D LLC upon conversion of $2 million bridge loan with attached exhibits (incorporated by reference to Exhibit 10.17 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.18	Form of Registration Rights Agreement to be entered into between SD Company Inc. and D4D, LLC upon conversion of $2 million bridge loan (incorporated by reference to Exhibit 10.18 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.19	Standard Industrial/Commercial Single-Tenant Lease, dated January 17, 2014, between Superior Drilling Products of California, LLC (SDP(CA)), as lessor, and Roger Holder, as lessee, with respect to our Bakersfield facilities (incorporated by reference to Exhibit 10.19 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.20	Loan Agreement, dated July 3, 2012, between Meier Properties, Series LLC and Superior Drilling Products LLC, as co-borrowers, and Proficio Bank, as lender. (Proficio Loan 1) (incorporated by reference to Exhibit 10.35 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.21	Term Note, dated July 3, 2012, from Meier Properties, Series LLC and Superior Drilling Products LLC, as co-borrowers, and Proficio Bank, as lender, in the original principal amount of $240,000. (Proficio Loan 1) with attached exhibits (incorporated by reference to Exhibit 10.36 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.22	Deed of Trust, Security Agreement and Assignment of Leases and Rents, dated July 3, 2012, from Meier Properties, Series LLC, as grantor, to Proficio Bank, as trustee, and Proficio Bank, as beneficiary. (Proficio Loan 1) (incorporated by reference to Exhibit 10.37 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.23	Loan Agreement(s), dated December 30, 2013, between Superior Drilling Products, LLC, Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, respectively, and Proficio Bank, as lender. (Proficio Loan 2) (incorporated by reference to Exhibit 10.38 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.24	U.S. Small Business Administration Note, dated December 30, 2013, from Superior Drilling Products, LLC, Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, in favor of Proficio Bank, as lender, in the original principal amount of $627,000. (Proficio Loan 2) (incorporated by reference to Exhibit 10.39 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.25	Unconditional Guaranty(s) from each of Gilbert Troy Meier, Annette D. Meier, the Gilbert Troy Meier Trust, the Annette Deuel Meier Trust, and Meier Family Holding Company, guarantor(s), respectively, to Proficio Bank, as lender, each dated December 30, 2013. (Proficio Loan 2) (incorporated by reference to Exhibit 10.40 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.26	Term Note, dated February 4, 2013, between Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, and Proficio Bank, as lender, in the original principal amount of $592,000. (Proficio Loan 3) (incorporated by reference to Exhibit 10.42 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.27	Third Amendment to Loan Agreement (dated December 18, 2013), Second Amendment to Loan Agreement (dated June 15, 2009), First Amendment to Loan Agreement (dated December 10, 2007), and original Loan Agreement (dated August 10, 2007), between Tronco Energy Corporation, as borrower, Philco Exploration, LLC, as subsidiary, and Fortuna Asset Management LLC (and its assignee ACF Property Management, Inc. for the amendments). (Tronco Loan) (incorporated by reference to Exhibit 10.43 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.28	Second Amended and Restated Promissory Note, dated January 1, 2014, between Tronco Energy Corporation, as borrower, and ACF Property Management Inc. as lender (assignee from Fortuna Asset Management LLC). (Tronco Loan) (incorporated by reference to Exhibit 10.44 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.29	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc. as secured party; and Owner Consent to Pledge from Meier Family Holding Company, LLC, with respect to 95% of the limited liability company interests in Superior Drilling Products, LLC, each dated June 15, 2009. (Tronco Loan) (incorporated by reference to Exhibit 10.45 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.30	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc. as secured party; and Owner Consent to Pledge from Meier Management Company, LLC, with respect to 5% of the limited liability company interests in Superior Drilling Products, LLC, each dated June 15, 2009. (Tronco Loan) (incorporated by reference to Exhibit 10.46 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.31	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc., as secured party; and Owner Consent to Pledge from Meier Management Company, with respect to 100% of the limited liability company interests in Superior Design and Fabrication, LLC, each dated December 18, 2013. (Tronco Loan) (incorporated by reference to Exhibit 10.47 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.32	Guaranty(s) from Gilbert Troy Meier Trust (dated August 10, 2009), and from Superior Drilling Products, LLC and Superior Design and Fabrication, LLC (dated December 18th, 2013), in favor of ACF Property Management, Inc., as lender. (Tronco Loan) (incorporated by reference to Exhibit 10.48 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.33	Loan Purchase Agreement between ACF Property Management Inc., as lender and seller, SD Company Inc., as buyer, and Tronco Energy Corporation, as borrower, dated January 1, 2014. (Tronco Loan) (incorporated by reference to Exhibit 10.49 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.34	Loan Agreement, dated April 3, 2012, between Meier Properties Series LLC and Superior Auto Body & Paint LLC (SABP) as co-borrowers, and Mountain West Small Business Finance, as lender. (SABP Loan 1); Change in Terms Agreement dated March 19, 2012, between Superior Auto BODY & Paint LLC, as borrower and Mountain America Credit Union, as Lender; and Change in Terms Agreement dated March 19, 2012, between Superior Auto BODY & Paint LLC, as borrower and Mountain America Credit Union, as Lender (incorporated by reference to Exhibit 10.50 to Amendment No. 1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).

10.35	Promissory Note dated March 19, 2012, from Superior Auto Body and Paint LLC, as borrower, in favor of Mountain America Credit Union in the amount of $1,698,005.00 (incorporated by reference to Exhibit 10.51 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.36	Loan Agreement, dated May 25, 2012, between Meier Properties Series LLC and SABP, as co-borrowers and Mountain West Small Business Finance, as lender. (SABP Loan 2) (incorporated by reference to Exhibit 10.52 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.37	U.S. Small Business Administration Note, dated May 25, 2012, between Meier Properties, Series LLC, as debtor, SABP, as operating company, and Mountain West Small Business Finance, as lender, in the original principal amount of $1,159,000.00 (SABP Loan 2) (incorporated by reference to Exhibit 10.53 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.38	Security Agreement(s), dated May 25, 2012, between each of Meier Properties, Series LLC and SABP, as debtor(s), and Mountain West Small Business Finance, as lender. (SABP Loan 2) (incorporated by reference to Exhibit 10.54 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.39	Continuing Guaranty, dated May 20, 2011, by Superior Drilling Products, as guarantor, to Mountain America Federal Credit Union, as lender. (SABP Loans 1 and 2) (incorporated by reference to Exhibit 10.55 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.40	Lease, dated May 25, 2012, between Meier Properties, Series LLC, as lessor, and SABP, as lessee (incorporated by reference to Exhibit 10.56 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.41	Confirmation of Guaranties from Troy Meier, Annette Meier, the G. Troy Meier Trust, and the Annette Deuel Meier Trust, to Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.57 to Amendment No. 3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.42	Stock Pledge Agreement between Meier Management Company, LLC and Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.58 to Amendment No. 3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.43	Stock Pledge Agreement between Meier Family Holding Company, LLC and Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.59 to Amendment No. 3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.44

Loan Agreement dated February 4, 2013, between Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, and Proficio Bank, as lender. (Proficio Loan 3) (incorporated by reference to Exhibit 10.41 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.45	Exclusive Manufacturing, Marketing, Sales and Consulting Agreement among Hard Rock Solutions, LLC, Extreme Technologies, LLC, Tenax Energy Solutions, LLC and Kevin Jones dated January 9, 2015 (incorporated by reference to Exhibit 10.45 to the Company’ s annual report on form 10-K for the year ended December 31, 2014 filed on March 31, 2015.

10.46	Business Loan Agreement between Meier Properties, Series LLC and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’ s Current Report on Form 8-K filed on April 15, 2015).

10.47	Commercial Guaranty between Superior Drilling Products, Inc. and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company’ s Current Report on Form 8-K filed on April 15, 2015).

10.48	Commercial Guaranty between G. Troy Meier and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.49	Commercial Guaranty between Annette Meier and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.50	Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated April 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’ s Current Report on Form 8-K filed on April 15, 2015).

10.51	Form of Nonstatutory Stock Option Agreement (3 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.52	Form of Nonstatutory Stock Option Agreement (2 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.53	Form of Award of Restricted Stock (3 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.54	Form of Award of Restricted Stock (2 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.55	2015 Long Term Incentive Plan effective June 15, 2015 (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2015).

10.56	Second Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated September 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2015).

10.57++	Business Agreement between Hard Rock Solutions, LLC and Baker Hughes Oilfield Operations, Inc. dated January 25, 2016 (incorporated by reference to Exhibit 10.1 to the Company’ s Form 8-K filed on January 29, 2016).

10.58	Loan and Security Agreement among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock, LLC and Extreme Technologies, LLC as co-Borrowers and Federal National Commercial Credit as Lender date March 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’ s Current Report on Form 8-K filed on March 10, 2016).

10.59	Promissory Note dated March 8, 2016 issued in favor of Federal National Commercial Credit as Lender (incorporated by reference to Exhibit 10.2 to the Company’ s Current Report on Form 8-K filed on March 10, 2016).

10.60	Term Promissory Note dated March 8, 2016 issued in favor of Federal National Commercial Credit as Lender (incorporated by reference to Exhibit 10.3 to the Company’ s Current Report on Form 8-K filed on March 10, 2016).

10.61	Subordination Agreement among Superior Drilling Products, Inc., Meier Management Company, LLC and Federal National Commercial Credit dated March 8, 2016 (incorporated by reference to Exhibit 10.4 to the Company’ s Current Report on Form 8-K filed on March 10, 2016).

10.62	Form of Fully Vested Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

10.63	Amended Loan and Security Agreement among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock, LLC and Extreme Technologies, LLC as co-Borrowers and Federal National Commercial Credit as Lender dated March 28, 2016 (incorporated by reference to Exhibit 10.1 to the Company’ s Current Report on Form 8-K filed on March 30, 2016).

10.64	Distribution Agreement between Hard Rock Solutions, LLC and Drilling Tools International, Inc. dated May 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’ s Current Report on Form 8-K filed on May 13, 2016).

10.65	Second Amendment to Loan and Security Agreement among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock, LLC and Extreme Technologies, LLC as co-Borrowers and Federal National Commercial Credit as Lender dated May 12, 2016 (incorporated by reference to Exhibit 10.3 to the Company’ s Current Report on Form 8-K filed on May 16, 2016).

10.66	Promissory Note from Superior Drilling Products Inc. in favor of the Donald A. Foss Revocable Living Trust dated August 5, 2016 (incorporated by reference to Exhibit 10.1 to the Company’ s Current Report on Form 8-K filed on August 11, 2016).

10.67	Warrant issued by Superior Drilling Products, Inc. in favor of the Donald A. Foss Revocable Living Trust dated August 5, 2016 (incorporated by reference to Exhibit 10.2 to the Company’ s Current Report on Form 8-K filed on August 11, 2016).

10.68	Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated August 10, 2016 (incorporated by reference to Exhibit 10.3 to the Company’ s Current Report on Form 8-K filed on August 11, 2016).

10.69	Modification and Forbearance Agreement dated August 16, 2016 by and among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock Solutions, LLC, Extreme Technologies, LLC and Federal National Payables, Inc. (incorporated by reference to Exhibit 10.1 to the Company’ s Current Report on Form 8-K filed on August 17, 2016).

10.70	Guaranty dated August 16, 2016 among G. Troy Meier, Annette Meier, and Federal National Payables, Inc. (incorporated by reference to Exhibit 10.2 to the Company’ s Current Report on Form 8-K filed on August 17, 2016).

10.71	Amended and Restated Distribution Agreement between Hard Rock Solutions, LLC and Drilling Tools International, Inc. dated August 30, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’ s Current Report on Form 8-K filed on August 31, 2016).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Hein & Associates LLP

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier and Christopher D. Cashion.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

*	Filed herewith.
**	Furnished herewith.

†	Indicates a management contract or compensatory plan, contract or arrangement.
++	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR DRILLING PRODUCTS, INC.

March 31, 2017	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer (Principal Executive Officer)

March 31, 2017	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer (Principal Financial Officer and PrincipalAccounting Officer)

March 31, 2017	By:	/s/ ANNETTE MEIER
Annette Meier, President, Chief Operating Officer and Director

March 31, 2017	By:	/s/ JAMES LINES
James Lines, Director

March 31, 2017	By:	/s/ ROBERT IVERSEN
Robert Iversen, Director

March 31, 2017	By:	/s/ MICHAEL RONCA
Michael Ronca, Director

