Form 10-K/A
period 2016-12-31
Superior Drilling Products, Inc.
filed 2017-05-01
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [  ] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the most recently completed first fiscal quarter, March 31, 2017, was approximately $12.6 million.

As of April 28, 2017, there were 24,197,148 shares of the registrant’s common stock outstanding, par value $.001 per share.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission on March 31, 2017 (the “Original Filing”). We are filing this Amendment to include the information required by Part III, Items 10, 11, 12, 13 and 14, which were not included in the Original Filing in reliance on Instruction G(3) to Form 10-K. We have also deleted the reference to an amendment to the Original Filing on the cover page under “Documents Incorporated By Reference.” In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing is hereby amended and restated in its entirety.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers and Significant Employees

The following table sets forth information concerning our directors, executive officers and significant employees as of December 31, 2016:

Name	Age	Position
G. Troy Meier	55	Board Chair, Class III Director and Chief Executive Officer
Annette Meier	54	Class II Director, President and Chief Operating Officer
James R.Lines	55	Class II Director
Robert Iversen	62	Class III Director
Michael V. Ronca	63	Class I Director
Christopher D. Cashion	61	Chief Financial Officer

G. Troy Meier. Mr. Meier has served as our Board Chair, one of our Class III Directors and Chief Executive Officer since 2014. Mr. Meier has over 34 years of experience in the oil and gas industry. Mr. Meier and co-founder Annette Meier founded our predecessor company in 1999. Since that time through the present, Mr. Meier has spearheaded the development of our new manufacturing business and our research and development activities. As our chief innovator, Mr. Meier has been responsible for not only inventing, but also designing, engineering and manufacturing industry specific machinery and processes and has several patent applications pending. Previously, in 1993, Mr. Meier started our predecessor company, Rocky Mountain Diamond, after thirteen years with Christensen Diamond and its successors. At Christensen Diamond, Mr. Meier established overseas factories in Ireland, Venezuela and China. In addition, Mr. Meier designed tools to improve efficiency both in the plants and in the field. Previously, Mr. Meier had been Christensen Diamond’s first drill bit fabricator specialist and by age 28, was made the Northern Region design engineer responsible for designing drill bits, core systems, centric bits, nozzle systems and related products. As the co-founder, Mr. Meier for the last six years has focused 100% of his attention on our development and growth.

Mr. Meier was selected to serve on our Board of Directors and as the Board Chair because of his extensive industry experience, his role as our co-founder and chief innovator, and his and Ms. Meier’s majority shareholding. Mr. Meier is married to Annette Meier.

Annette Meier. Ms. Meier has served as our Class II Director, President and Chief Operating Officer since 2014. Ms. Meier has over 21 years of experience in the oil and gas industry. Since our inception in 1999 to the present, Ms. Meier has managed all of our day-to-day operations and business. In 2008, Ms. Meier envisioned and co-created “CHUCK,” our custom shop management and inventory program software. Ms. Meier was also instrumental to the development of the “nucleus grinding system” that is currently utilized in our new manufacturing processes. In 2005, Ms. Meier served as the creator and chief architect of the Ropers Business Park, the state-of-the-art campus that houses our remanufacturing and new manufacturing facilities in Vernal, Utah. Ms. Meier’s understanding of our business processes resulted in her designing and facilitating the SMART FACILITY layout, process and control systems within the manufacturing plant. Previously, in 1993, Ms. Meier co-founded and managed our predecessor company, Rocky Mountain Diamond. As the co-founder, Ms. Meier for the last six years has focused 100% of her attention on our development and growth. Ms. Meier has been the recipient of numerous state, local and industry awards over the years that recognized her for innovation and leadership.

Ms. Meier was selected to serve on our Board of Directors because of her extensive industry experience, her role as our co-founder and substantial knowledge of our day-to-day operations, and her and Mr. Meier’s majority shareholding. Ms. Meier is married to G. Troy Meier.

James Lines. Mr. Lines has served as a Class II director since December 2016, also serves on the Audit Committee, Compensation Committee and the Nominating and Governance Committee of our Board of Directors. Mr. Lines has served as President and Chief Executive Officer of Graham Corporation since January 2008. Graham designs, manufactures and sells critical equipment for the energy, defense and chemical/petrochemical industries. Previously, Mr. Lines served as Graham’s President and Chief Operating Officer since June 2006. Mr. Lines has served Graham in various capacities since 1984, including Vice President and General Manager, Vice President of Engineering and Vice President of Sales and Marketing. Prior to joining its management team, he served Graham as an application engineer and sales engineer as well as a product supervisor. Mr. Lines holds a B.S. in Aerospace Engineering from the State University of New York at Buffalo.

Mr. Lines was selected by the Board of Directors as a nominee due to his extensive experience in growing a midsize business, as well as his background in manufacturing and engineering in the energy industry.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2016, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.

Material Changes in Director Nominations Process

There have not been any material changes to the procedures by which shareholders may recommend nominees to our Board.

Audit Committee

Our Audit Committee is comprised solely of “independent” directors, as defined under and required by Rule 10A-3 of the Exchange Act and the NYSE MKT rules. Our Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm. The oversight of our independent public accounting firm includes reviewing the plans and results of the audit engagement with the firm, approving any additional professional services provided by the firm and reviewing the independence of the firm. Commencing with our first report on internal controls over financial reporting, the Committee will be responsible for discussing the effectiveness of the internal controls over financial reporting with our independent registered public accounting firm and relevant financial management. The members of this Committee are Messrs. Iversen, Ronca, and Lines with Mr. Lines serving as committee chair. Our Board of Directors has determined that Mr. Lines qualifies as an “audit committee financial expert,” as defined by the rules under the Exchange Act. The Audit Committee held six meetings in 2016.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides information concerning compensation paid or accrued during the fiscal years ended December 31, 2016 and 2015, to our principal executive officer, our chief operating officer and our principal financial officer, to whom we sometimes refer together as our “named executive officers.”

Name and Principal Position	Year	Salary		Bonus	Stock Awards (3)		Option Awards		Non-Equity Incentive Plan Compensation	All Other Compensation		Total
G. Troy Meier	2016	$297,135	(1)	$—	$200,447	(4)	$35,364	(6)	$—	$9,971	(7)	$511,187
Chief Executive Officer	2015	$443,942	(2)	$—	$175,750	(5)	$—		$—	$18,762	(7)	$638,454
Annette Meier	2016	$266,173	(1)	$—	$149,457	(4)	$31,266	(6)	$—	$3,989	(8)	$450,885
President and Chief Operating Officer	2015	$397,211	(2)	$—	$138,750	(5)	$—		$—	$8,343	(8)	$544,304
Christopher Cashion	2016	$188,769	(1)	$—	$73,849	(4)	$21,231	(6)	$—	$9,678	(9)	$293,527
Chief Financial Officer	2015	$280,384	(2)	$—	$64,750	(5)	$—		$—	$7,652	(9)	$352,786

(1)	For 2016, Mr. Meier, Ms. Meier, and Mr. Cashion’s annual base salaries were $475,000, $425,000 and $300,000, respectively, and were reduced for the entire year by 30% due to the downturn in the Oil and Gas Industry. Additionally, Mr. Meier, Ms. Meier, and Mr. Cashion received option awards in lieu of cash as part of their salary for 2016.

(2)	For 2015, Mr. Meier, Ms. Meier and Mr. Cashion’s annual base salaries were $475,000, $425,000 and $300,000, respectively, however on October 1, their salaries were reduced by 30%, due to the downturn in the oil and gas industry.

(3)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional detail regarding assumptions underlying the value of these equity awards.

(4)	The grant date fair value for restricted stock awards in 2016 was based on the closing price of our common stock on the grant date (November 10, 2016), which was $0.97 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock will vest on November 10, 2017, 33 1/3% of the shares of restricted common stock will vest on November 10, 2018 and 33 1/3% of the shares of restricted common stock will vest on November 10, 2019.

(5)	The grant date fair value for restricted stock awards in 2015 was based on the closing price of our common stock on the grant date (August 10, 2015), which was $1.85 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on the date of grant, 33 1/3% of the shares of restricted common stock vested on August 10, 2016 and 33 1/3% of the shares of restricted common stock will vest on August 10, 2017.

(6)	During March 2016, each of the named executive officers agreed to receive awards of stock options in lieu of base salary. The grant date fair value for stock option awards was based on the closing price of our common stock on the grant date of a) March 4, 2016, which was $1.73 per share; b) March 18, 2016, which was $1.67 per share; and c) March 31, 2016, which was $1.37 per share. All options vested 100% on the grant date and have a ten year term expiring on March 4, 2026 March 18, 2026 and March 31, 2026, respectively. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

(7)	Represents certain company paid health care costs for G. Troy and Annette Meier and personal use of a company vehicle.

(8)	Represents personal use of a company vehicle.

(9)	Represents certain company paid health care costs.

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

In addition to the base salaries shown above,

●     Mr. Meier’s employment agreement provides for an annual review by our Board of Directors, and a performance bonus of 70% to 110% of his base salary based on criteria to be established by the Compensation Committee and participate in our incentive plans.

●     Ms. Meier’s employment agreement provides for an annual review by our Board of Directors, and a performance bonus of 70% to 110% of her base salary based on criteria to be established by the Compensation Committee and participate in our incentive plans.

●     Mr. Cashion’s employment agreement entitles him to receive up to a performance bonus based on criteria established by the Compensation Committee, and to participate in our incentive plans.

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

Outstanding Equity Awards for Year Ended December 31, 2016

The following table shows the number of shares covered by exercisable and unexercisable options awards and stock awards held by our named executive officers on December 31, 2016. Each of the 2014 awards in the table was made under the 2014 Employee Stock Incentive Plan and each of the 2015 and 2016 awards in the table was made under the 2015 Long Term Incentive Plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b) (5)	(c)	(d)	(e)	(f)	(g)	(h) (1)		(i)	(j)

G. Troy Meier	19,980	—	—	1.73	03/04/2026
	20,681	—	—	1.67	03/18/2026
	25,081	—	—	1.37	03/31/2026
						31,730	$58,701	(2)	—	—
						206,646	$200,447	(3)	—	—

Annette Meier	17,698	—	—	1.73	03/04/2026
	18,319	—	—	1.67	03/18/2026
	22,217	—	—	1.37	03/31/2026
						25,050	$46,343	(2)	—	—
						154,079	$149,457	(3)	—	—

Christopher Cashion	11,995	—	—	1.73	03/04/2026
	12,416	—	—	1.67	03/18/2026
	15,057	—	—	1.37	03/31/2026
						11,690	$21,627	(2)	—	—
						25,000	$98,750	(4)	—	—
						76,135	$73,851	(3)	—	—

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional detail regarding assumptions underlying the value of these equity awards.

(2)	The grant date fair value for restricted stock awards is based on the closing price of our common stock on the grant date August 10, 2015, which was $1.85 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on August 10, 2015, 33 1/3% of the shares of restricted common stock vested on August 10, 2016 and 33 1/3% of the shares of restricted common stock will vest on August 10, 2017.

(3)	The grant date fair value for restricted stock awards is based on the closing price of our common stock on the grant date (November 10, 2016), which was $0.97 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock will vest on November 10, 2017, 33 1/3% of the shares of restricted common stock will vest on November 10, 2018 and 33 1/3% of the shares of restricted common stock will vest on November 10, 2019.

(4)	The grant date fair value for restricted stock awards is based on the closing price of our common stock on the grant date (December 22, 2014), which was $3.95 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on December 22, 2015, 33 1/3% of the shares of restricted common stock vested on December 22, 2016 and 33 1/3% of the shares of restricted common stock will vest on December 22, 2017.

(5)	During March 2016, each of the named executive officers agreed to receive awards of stock options in lieu of base salary. The grant date fair value for stock option awards was based on the closing price of our common stock on the grant date of a) March 4, 2016, which was $1.73 per share; b) March 18, 2016, which was $1.67 per share; and c) March 31, 2016, which was $1.37 per share. All options vested 100% on the grant date and have a ten year term expiring on March 4, 2026 March 18, 2026 and March 31, 2026, respectively. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

Director Compensation

Our employee directors are not separately compensated for their service as a director. In 2016, each of our non-employee directors received 54,380 shares of restricted common stock for his service as a director. In addition to receiving shares of stock, our non-employee directors received the following cash fees: Mr. Cryan, $75,031; Mr. Iversen, $47,775; and Mr. Ronca, $45,938. The members of our Board of Directors are entitled to reimbursement of their expenses incurred in connection with the attendance at Board and committee meetings in accordance with Company policy.

The following table summarizes the annual compensation for our non-employee directors during 2016.

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards (c) (1)	Option Awards (d) (2)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Terence Cryan (3)	$75,031	$52,749	$10,719	—	—	—	$138,499
James R.Lines (3)	—	—	—	—	—	—	—
Robert Iversen	$47,775	$52,749	$6,825	—	—	—	$107,349
Michael V. Ronca	$45,938	$52,749	$6,563	—	—	—	$105,249

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of awards granted by the Board of Directors. See Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional detail regarding assumptions underlying the value of these equity awards. The grant date fair value for restricted stock awards is based on the closing price of our common stock on the grant date (November 10, 2016), which was $0.97 per share, respectively. As of December 31, 2016, each non-employee director held an aggregate of 96,965 outstanding shares of restricted stock. Each director’s restricted stock awards will vest in accordance with the following vesting schedule: a) for the shares granted on August 12, 2014: 33 1/3% of the shares of restricted common stock will vest on the first anniversary of the date of grant, 33 1/3% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 33 1/3% of the shares of restricted common stock will vest on the third anniversary of the date of grant, and b) for the shares granted on August 10, 2015: 33 1/3% of the shares of restricted common stock will vest on the first anniversary of the date of grant, 33 1/3% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 33 1/3% of the shares of restricted common stock will vest on the third anniversary of the date of grant , and c) for the shares granted on November 10, 2016: 33 1/3% of the shares of restricted common stock will vest on the first anniversary of the date of grant, 33 1/3% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 33 1/3% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date.

(2)	The grant date fair value for stock option awards in 2016 was based on the closing price of our common stock on the grant date of March 31, 2016, which was $1.37 per share. All options vested 100% on the grant date and have a ten year term expiring on March 31, 2026. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

(3)	Mr. Cryan completed his Board tenure on December 15, 2016 and Mr. Lines was elected to the Board on December 15, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 18, 2017, by:

●	each person who is known by us to beneficially own 5% or more of the outstanding class of our capital stock;

●	each member of the Board;

●	each of our executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each of the holders of capital stock listed below has sole voting and investment power as to the capital stock owned unless otherwise noted.

Name and Address of Beneficial Owner	Numbers of Shares of Common Stock Beneficially Owned	% of Common Stock Outstanding (1)
FMR LLC (3)
245 Summer Street Boston, Massachusetts 02210	2,409,569	10.0%
Lone Star Value Management LLC (2)
53 Forest Avenue, 1st Floor
Old Greenwich, Connecticut 06870	2,679,479	11.0%
Reid Walker (4)
3953 Maple Avenue, Suite 150 Dallas, Texas 75219	1,657,143	6.9%
G. Troy Meier (5)	10,217,248	42.2%
Annette Meier (6)	10,137,173	41.9%
Christopher D. Cashion (7), (12)	225,603	*
James R.Lines (9)	13,000	*
Robert Iversen (8), (10)	111,385	*
Michael V. Ronca (8), (11)	108,912	*
Executive Officers and Directors as a group (6 persons)	10,217,248	42.2%

*	Less than 1%

(1)	Based on 24,197,148 shares outstanding as of April 18, 2017. Unless otherwise noted, the address for the holder is 1583 South 1700 East, Vernal, Utah 84078.

(2)	Based on Form 4 filed with the SEC on February 3, 2017 by Lone Star Value Investors, LP, Lone Star Value Investors GP, LLC (the general partner of Lone Star Value Investments), Lone Star Value Management, LLC (the investment manager for Long Star Value Investments) and Jeffrey E. Eberwein. Mr. Eberwein serves as the manager of Lone Star Value GP and sole member of Lone Star Value Management. Includes 2,412,739 deemed to be beneficially owned by Lone Star Value Investors and Lone Star Value GP, and 2,679,479 deemed to be owned by Lone Star Value Management and Mr. Eberwein.

(3)

Based on a Schedule 13G/A filed with the SEC on February 14, 2017 by FMR LLC, Fidelity Small Cap Growth Fund, Select Energy Services Portfolio, Edward C. Johnson III and Abigail P. Johnson. Mr. Johnson is a Director and the Chairman of FMR LLC and Ms. Johnson is a Director, the Vice Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the family of Mr. Johnson, including Ms. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC.

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

(4)	Based on a Schedule 13D/A filed with the SEC on October 12, 2016 by Reid Walker, D4D LLC, a Texas limited liability company, and Hard 4 Holdings, LLC, a Texas limited liability company of which Mr. Walker is the manager and 100% beneficial owner. Of the total 1,657,143 shares, 1,114,286 shares of common stock and a warrant exercisable for 357,143 shares of common stock held by Hard 4 Holdings, LLC, which Mr. Walker shares dispositive or voting power over, and Mr. Walker personally owns 185,714 additional shares of the Company.

(5)	Includes (i) 5,641,510 shares of common stock indirectly owned through his ownership in Meier Family Holding Company, LLC, and (ii) 3,173,350 shares of common stock indirectly owned through his ownership in Meier Management Company, LLC. Also includes 95,000 shares of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on August 10, 2015, 33 1/3% of the shares of restricted common stock will vest on August 10, 2016 and 33 1/3% of the shares of restricted common stock will vest on August 10, 2017. Also includes 206,646 of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock will vest on November 10, 2017, 33 1/3% of the shares of restricted common stock will vest on November 10, 2018, and 33 1/3% of the shares of restricted common stock will vest on November 10, 2019.

(6)	Includes (i) 5,641,510 shares of common stock indirectly owned through her ownership in Meier Family Holding Company, LLC, and (ii) 3,173,350 shares of common stock indirectly owned through her ownership in Meier Management Company, LLC. Also includes 75,000 shares of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on August 10, 2015, 33 1/3% of the shares of restricted common stock will vest on August 10, 2016 and 33 1/3% of the shares of restricted common stock will vest on August 10, 2017. Also includes 154,079 of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock will vest on November 10, 2017, 33 1/3% of the shares of restricted common stock will vest on November 10, 2018, and 33 1/3% of the shares of restricted common stock will vest on November 10, 2019.

(7)	Includes (a) 75,000 shares of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on December 22, 2015, 33 1/3% of the shares of restricted common stock will vest on December 22, 2016 and 33 1/3% of the shares of restricted common stock will vest on December 22, 2017 and (b) 35,000 shares of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on August 10, 2015, 33 1/3% of the shares of restricted common stock will vest on August 10, 2016 and 33 1/3% of the shares of restricted common stock will vest on August 10, 2017. Also includes 76,135 of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock will vest on November 10, 2017, 33 1/3% of the shares of restricted common stock will vest on November 10, 2018, and 33 1/3% of the shares of restricted common stock will vest on November 10, 2019.

(8)	Includes (a) 18,750 shares of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on August 12, 2015, 33 1/3% of the shares of restricted common stock will vest on August 12, 2016 and 33 1/3% of the shares of restricted common stock will vest on August 12, 2017 and (b) 23,734 shares of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock will vest on August 10, 2016, 33 1/3% of the shares of restricted common stock will vest on August 10, 2017 and 33 1/3% of the shares of restricted common stock will vest on August 10, 2018. Also includes 54,380 of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock will vest on November 10, 2017, 33 1/3% of the shares of restricted common stock will vest on November 10, 2018, and 33 1/3% of the shares of restricted common stock will vest on November 10, 2019.

(9)	The address of Mr. Lines is 1110 Ransom Road, Lancaster, New York 14086.

(10)	The address of Mr. Iversen is 4928 FM 1374 Road, Huntsville, Texas 77340.

(11)	The address of Mr. Ronca is 17318 Chagall Lane, Spring, Texas 77379.

(12)	The address of Mr. Cashion is 20615 Sundance Springs Lane, Spring, Texas 77379

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding our existing equity compensation plans as of December 31, 2016.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	780,484 (1)	$1.31	101,046 (2)
Equity compensation plans not approved by security holders	-	-	—
Total as of December 31, 2016	780,484		101,046

(1)	Consists of 37,500 shares under the 2014 Employee Stock Incentive Plan and 742,984 shares under the 2015 Long Term Incentive Plan.

(2)	Consists of 101,046 shares remaining available for future issuance under the 2015 Long Term Incentive Plan. The 2014 Employee Stock Incentive Plan was frozen by the Board of Directors such that no future grants of awards will be made and the 2014 Employee Stock Incentive Plan remains effective only with respect to awards outstanding as of June 15, 2015 until they expire according to their terms.

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

Director Independence

The Board has determined that the following members are independent within the meaning of the listing rules of the NYSE MKT: James Lines, Robert Iversen and Michael Ronca.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accountant Fees

The following table sets forth the fees incurred by us in fiscal years 2016 and 2015 for services performed by Hein & Associates, LLP and BDO:

	December 31, 2016	December 31, 2015
Audit Fees	$272,339	$165,379
Audit-Related Fees	—	—
Tax Fees (2)	—	—
All Other Fees	80,798	—
Total	$353,137	$165,379

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accountants

The charter of the Audit Committee and its pre-approval policy require that the Audit Committee review and pre-approve the Company’s independent registered public accounting firm's fees for audit, audit-related, tax and other services. The Chairman of the Audit Committee has the authority to grant pre-approvals, provided such approvals are within the pre-approval policy and are presented to the Audit Committee at a subsequent meeting. For the year ended December 31, 2016, the Audit Committee approved 100% of the services described above under the captions “Audit Fees.”

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 7 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

3.	Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated December 15, 2013, between Meier Management Company, LLC, Meier Family Holding Company, LLC, and SD Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014S-1).

3.2	Articles of Amendment to Articles of Incorporation (name change) (incorporated by reference to Exhibit 3.5 to Amendment No. 2 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 6, 2014).

3.3	Bylaws with Exhibit A (incorporated by reference to Exhibit 3.3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.2	2014 Employee Stock Incentive Plan with forms of award agreements as Exhibits (incorporated by reference to Exhibit 10.2 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).†

10.3	Form of Executive Employment Agreement between SD Company, Inc. and Troy Meier, as CEO (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.4	Form of Executive Employment Agreement between SD Company, Inc. and Annette Meier, as President (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.5	Form of Executive Employment Agreement between SD Company, Inc. and Christopher Cashion, as CFO (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.6	Vendor Agreement between Superior Drilling Products, LLC, and Hughes Christensen, a division of Baker Hughes Oilfield Operations, Inc., dated October 28, 2013 with Exhibit A (incorporated by reference to Exhibit 10.6 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.7	Commercial Lease, dated August 15, 2013, between Meier Properties, Series LLC, as landlord, and Baker Hughes Oilfield Operations, Inc., as tenant (incorporated by reference to Exhibit 10.7 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.8	Acknowledgement letter, dated September 11, 2013, between Superior Drilling Products, LLC and Hard Rock Solutions, Inc., regarding the Drill N Ream commissions (incorporated by reference to Exhibit 10.8 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.9	Membership Interest Purchase Agreement (MIPA), dated January 28, 2014, between Hard Rock Solutions, Inc., as seller, and Superior Drilling Products, LLC, as buyer, of Hard Rock Solutions, LLC, with Exhibits (incorporated by reference to Exhibit 10.9 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.10	Intellectual Property Protection Agreement (IPPA), dated January 28, 2014, between 3cReamers, LLC, Hard Rock Solutions, LLC, James D. Isenhour, and Troy Meier (incorporated by reference to Exhibit 10.10 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.11	Form of Subordinated Promissory Note from Hard Rock Solutions LLC and Superior Drilling Products LLC, as borrower, in favor of Hard Rock Solutions, Inc., as lender, to be executed upon closing of the Hard Rock acquisition (incorporated by reference to Exhibit 10.11 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.12	Form of Security and Pledge Agreement between SD Company, Inc., as debtor, in favor of Hard Rock Solutions, Inc., as secured party, to be executed upon closing of the Hard Rock acquisition with attached Schedule A (incorporated by reference to Exhibit 10.12 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.13	Form of Assignment Agreement between Superior Drilling Products, LLC and SD Company, Inc. assigning SDP’ s rights under the MIPA and IPPA to SDC, to be executed in connection with the Reorganization (incorporated by reference to Exhibit 10.13 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.14	Securities Purchase Agreement, dated February 24, 2014, between SD Company, Inc. and Superior Drilling Products, LLC, as borrowers, and D4D, LLC, as lender, for $2 million bridge loan with attached exhibits (incorporated by reference to Exhibit 10.14 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.15	Secured Convertible Promissory Note, dated February 24, 2014, in the original principal amount of $2 million, from SD Company, Inc. and Superior Drilling Products, LLC, as borrowers, in favor of D4D, LLC, as lender, with Exhibits (incorporated by reference to Exhibit 10.15 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.16	Security Agreements, dated February 24, 2014, between SD Company Inc. and Superior Drilling Products, LLC, respectively, as debtors, and D4D LLC, as secured party (incorporated by reference to Exhibit 10.16 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.17	Form of Common Stock Purchase Warrant to be issued by SD Company Inc. in favor of D4D LLC upon conversion of $2 million bridge loan with attached exhibits (incorporated by reference to Exhibit 10.17 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.18	Form of Registration Rights Agreement to be entered into between SD Company Inc. and D4D, LLC upon conversion of $2 million bridge loan (incorporated by reference to Exhibit 10.18 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.19	Standard Industrial/Commercial Single-Tenant Lease, dated January 17, 2014, between Superior Drilling Products of California, LLC (SDP(CA)), as lessor, and Roger Holder, as lessee, with respect to our Bakersfield facilities (incorporated by reference to Exhibit 10.19 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.20	Loan Agreement, dated July 3, 2012, between Meier Properties, Series LLC and Superior Drilling Products LLC, as co-borrowers, and Proficio Bank, as lender. (Proficio Loan 1) (incorporated by reference to Exhibit 10.35 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.21	Term Note, dated July 3, 2012, from Meier Properties, Series LLC and Superior Drilling Products LLC, as co-borrowers, and Proficio Bank, as lender, in the original principal amount of $240,000. (Proficio Loan 1) with attached exhibits (incorporated by reference to Exhibit 10.36 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.22	Deed of Trust, Security Agreement and Assignment of Leases and Rents, dated July 3, 2012, from Meier Properties, Series LLC, as grantor, to Proficio Bank, as trustee, and Proficio Bank, as beneficiary. (Proficio Loan 1) (incorporated by reference to Exhibit 10.37 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.23	Loan Agreement(s), dated December 30, 2013, between Superior Drilling Products, LLC, Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, respectively, and Proficio Bank, as lender. (Proficio Loan 2) (incorporated by reference to Exhibit 10.38 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.24	U.S. Small Business Administration Note, dated December 30, 2013, from Superior Drilling Products, LLC, Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, in favor of Proficio Bank, as lender, in the original principal amount of $627,000. (Proficio Loan 2) (incorporated by reference to Exhibit 10.39 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.25	Unconditional Guaranty(s) from each of Gilbert Troy Meier, Annette D. Meier, the Gilbert Troy Meier Trust, the Annette Deuel Meier Trust, and Meier Family Holding Company, guarantor(s), respectively, to Proficio Bank, as lender, each dated December 30, 2013. (Proficio Loan 2) (incorporated by reference to Exhibit 10.40 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.26	Term Note, dated February 4, 2013, between Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, and Proficio Bank, as lender, in the original principal amount of $592,000. (Proficio Loan 3) (incorporated by reference to Exhibit 10.42 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.27	Third Amendment to Loan Agreement (dated December 18, 2013), Second Amendment to Loan Agreement (dated June 15, 2009), First Amendment to Loan Agreement (dated December 10, 2007), and original Loan Agreement (dated August 10, 2007), between Tronco Energy Corporation, as borrower, Philco Exploration, LLC, as subsidiary, and Fortuna Asset Management LLC (and its assignee ACF Property Management, Inc. for the amendments). (Tronco Loan) (incorporated by reference to Exhibit 10.43 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.28	Second Amended and Restated Promissory Note, dated January 1, 2014, between Tronco Energy Corporation, as borrower, and ACF Property Management Inc. as lender (assignee from Fortuna Asset Management LLC). (Tronco Loan) (incorporated by reference to Exhibit 10.44 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.29	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc. as secured party; and Owner Consent to Pledge from Meier Family Holding Company, LLC, with respect to 95% of the limited liability company interests in Superior Drilling Products, LLC, each dated June 15, 2009. (Tronco Loan) (incorporated by reference to Exhibit 10.45 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.30	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc. as secured party; and Owner Consent to Pledge from Meier Management Company, LLC, with respect to 5% of the limited liability company interests in Superior Drilling Products, LLC, each dated June 15, 2009. (Tronco Loan) (incorporated by reference to Exhibit 10.46 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.31	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc., as secured party; and Owner Consent to Pledge from Meier Management Company, with respect to 100% of the limited liability company interests in Superior Design and Fabrication, LLC, each dated December 18, 2013. (Tronco Loan) (incorporated by reference to Exhibit 10.47 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.32	Guaranty(s) from Gilbert Troy Meier Trust (dated August 10, 2009), and from Superior Drilling Products, LLC and Superior Design and Fabrication, LLC (dated December 18th, 2013), in favor of ACF Property Management, Inc., as lender. (Tronco Loan) (incorporated by reference to Exhibit 10.48 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.33	Loan Purchase Agreement between ACF Property Management Inc., as lender and seller, SD Company Inc., as buyer, and Tronco Energy Corporation, as borrower, dated January 1, 2014. (Tronco Loan) (incorporated by reference to Exhibit 10.49 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.34	Loan Agreement, dated April 3, 2012, between Meier Properties Series LLC and Superior Auto Body & Paint LLC (SABP) as co-borrowers, and Mountain West Small Business Finance, as lender. (SABP Loan 1); Change in Terms Agreement dated March 19, 2012, between Superior Auto BODY & Paint LLC, as borrower and Mountain America Credit Union, as Lender; and Change in Terms Agreement dated March 19, 2012, between Superior Auto BODY & Paint LLC, as borrower and Mountain America Credit Union, as Lender (incorporated by reference to Exhibit 10.50 to Amendment No. 1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).

10.35	Promissory Note dated March 19, 2012, from Superior Auto Body and Paint LLC, as borrower, in favor of Mountain America Credit Union in the amount of $1,698,005.00 (incorporated by reference to Exhibit 10.51 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.36	Loan Agreement, dated May 25, 2012, between Meier Properties Series LLC and SABP, as co-borrowers and Mountain West Small Business Finance, as lender. (SABP Loan 2) (incorporated by reference to Exhibit 10.52 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.37	U.S. Small Business Administration Note, dated May 25, 2012, between Meier Properties, Series LLC, as debtor, SABP, as operating company, and Mountain West Small Business Finance, as lender, in the original principal amount of $1,159,000.00 (SABP Loan 2) (incorporated by reference to Exhibit 10.53 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.38	Security Agreement(s), dated May 25, 2012, between each of Meier Properties, Series LLC and SABP, as debtor(s), and Mountain West Small Business Finance, as lender. (SABP Loan 2) (incorporated by reference to Exhibit 10.54 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.39	Continuing Guaranty, dated May 20, 2011, by Superior Drilling Products, as guarantor, to Mountain America Federal Credit Union, as lender. (SABP Loans 1 and 2) (incorporated by reference to Exhibit 10.55 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.40	Lease, dated May 25, 2012, between Meier Properties, Series LLC, as lessor, and SABP, as lessee (incorporated by reference to Exhibit 10.56 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.41	Confirmation of Guaranties from Troy Meier, Annette Meier, the G. Troy Meier Trust, and the Annette Deuel Meier Trust, to Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.57 to Amendment No. 3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.42	Stock Pledge Agreement between Meier Management Company, LLC and Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.58 to Amendment No. 3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.43	Stock Pledge Agreement between Meier Family Holding Company, LLC and Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.59 to Amendment No. 3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.44	Loan Agreement dated February 4, 2013, between Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, and Proficio Bank, as lender. (Proficio Loan 3) (incorporated by reference to Exhibit 10.41 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.45	Exclusive Manufacturing, Marketing, Sales and Consulting Agreement among Hard Rock Solutions, LLC, Extreme Technologies, LLC, Tenax Energy Solutions, LLC and Kevin Jones dated January 9, 2015 (incorporated by reference to Exhibit 10.45 to the Company’ s annual report on form 10-K for the year ended December 31, 2014 filed on March 31, 2015.

10.46	Business Loan Agreement between Meier Properties, Series LLC and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’ s Current Report on Form 8-K filed on April 15, 2015).

10.47	Commercial Guaranty between Superior Drilling Products, Inc. and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company’ s Current Report on Form 8-K filed on April 15, 2015).

10.48	Commercial Guaranty between G. Troy Meier and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.49	Commercial Guaranty between Annette Meier and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.50	Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated April 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’ s Current Report on Form 8-K filed on April 15, 2015).

10.51	Form of Nonstatutory Stock Option Agreement (3 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.52	Form of Nonstatutory Stock Option Agreement (2 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.53	Form of Award of Restricted Stock (3 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.54	Form of Award of Restricted Stock (2 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.55	2015 Long Term Incentive Plan effective June 15, 2015 (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2015).

10.56	Second Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated September 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2015).

10.57++	Business Agreement between Hard Rock Solutions, LLC and Baker Hughes Oilfield Operations, Inc. dated January 25, 2016 (incorporated by reference to Exhibit 10.1 to the Company’ s Form 8-K filed on January 29, 2016).

10.58	Loan and Security Agreement among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock, LLC and Extreme Technologies, LLC as co-Borrowers and Federal National Commercial Credit as Lender date March 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’ s Current Report on Form 8-K filed on March 10, 2016).

10.59	Promissory Note dated March 8, 2016 issued in favor of Federal National Commercial Credit as Lender (incorporated by reference to Exhibit 10.2 to the Company’ s Current Report on Form 8-K filed on March 10, 2016).

10.60	Term Promissory Note dated March 8, 2016 issued in favor of Federal National Commercial Credit as Lender (incorporated by reference to Exhibit 10.3 to the Company’ s Current Report on Form 8-K filed on March 10, 2016).

10.61	Subordination Agreement among Superior Drilling Products, Inc., Meier Management Company, LLC and Federal National Commercial Credit dated March 8, 2016 (incorporated by reference to Exhibit 10.4 to the Company’ s Current Report on Form 8-K filed on March 10, 2016).

10.62	Form of Fully Vested Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

10.63	Amended Loan and Security Agreement among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock, LLC and Extreme Technologies, LLC as co-Borrowers and Federal National Commercial Credit as Lender dated March 28, 2016 (incorporated by reference to Exhibit 10.1 to the Company’ s Current Report on Form 8-K filed on March 30, 2016).

10.64	Distribution Agreement between Hard Rock Solutions, LLC and Drilling Tools International, Inc. dated May 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’ s Current Report on Form 8-K filed on May 13, 2016).

10.65	Second Amendment to Loan and Security Agreement among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock, LLC and Extreme Technologies, LLC as co-Borrowers and Federal National Commercial Credit as Lender dated May 12, 2016 (incorporated by reference to Exhibit 10.3 to the Company’ s Current Report on Form 8-K filed on May 16, 2016).

10.66	Promissory Note from Superior Drilling Products Inc. in favor of the Donald A. Foss Revocable Living Trust dated August 5, 2016 (incorporated by reference to Exhibit 10.1 to the Company’ s Current Report on Form 8-K filed on August 11, 2016).

10.67	Warrant issued by Superior Drilling Products, Inc. in favor of the Donald A. Foss Revocable Living Trust dated August 5, 2016 (incorporated by reference to Exhibit 10.2 to the Company’ s Current Report on Form 8-K filed on August 11, 2016).

10.68	Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated August 10, 2016 (incorporated by reference to Exhibit 10.3 to the Company’ s Current Report on Form 8-K filed on August 11, 2016).

10.69	Modification and Forbearance Agreement dated August 16, 2016 by and among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock Solutions, LLC, Extreme Technologies, LLC and Federal National Payables, Inc. (incorporated by reference to Exhibit 10.1 to the Company’ s Current Report on Form 8-K filed on August 17, 2016).

10.70	Guaranty dated August 16, 2016 among G. Troy Meier, Annette Meier, and Federal National Payables, Inc. (incorporated by reference to Exhibit 10.2 to the Company’ s Current Report on Form 8-K filed on August 17, 2016).

10.71	Amended and Restated Distribution Agreement between Hard Rock Solutions, LLC and Drilling Tools International, Inc. dated August 30, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’ s Current Report on Form 8-K filed on August 31, 2016).

21.1	Subsidiaries of the Registrant (previously filed)

23.1	Consent of Hein & Associates LLP (previously filed)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier and Christopher D. Cashion.

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or compensatory plan, contract or arrangement.

++	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR DRILLING PRODUCTS, INC.

Date: May 1, 2017	By:	/s/ G. Troy Meier
G. Troy Meier, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ G. Troy Meier	Chief Executive Officer
G. Troy Meier	(Principal Executive Officer)	May 1, 2017

/s/ Christopher Cashion	Chief Financial Officer
Christopher Cashion	(Principal Financial and Principal	May 1, 2017
Accounting Officer)

/s/ Annette Meier	President, Chief Operating Officer and Director	May 1, 2017
Annette Meier

/s/ James Lines	Director	May 1, 2017
James Lines

/s/ Robert Iversen	Director	May 1, 2017
Robert Iversen

/s/ Michael V. Ronca	Director	May 1, 2017
Michael V. Ronca

