Form 10-Q
period 2017-03-31
Superior Drilling Products, Inc.
filed 2017-05-15
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36453

Superior Drilling Products, Inc.

(Exact name of registrant as specified in its charter)

Utah	46-4341605
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No )

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]               No [X]

There were 24,197,148 shares of common stock, $0.001 par value, issued and outstanding as of May 11, 2017.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION.

Item 1. Financial Statements

Superior Drilling Products, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash	$1,029,844	$2,241,902
Accounts receivable, net	2,655,813	1,038,664
Prepaid expenses	79,621	76,175
Inventories	1,351,655	1,167,692
Asset held for sale	-	2,490,000
Other current assets	63,381	13,598
Total current assets	5,180,314	7,028,031
Property, plant and equipment, net	8,875,601	9,068,359
Intangible assets, net	7,967,778	8,579,444
Related party note receivable	7,746,717	8,296,717
Other noncurrent assets	15,954	15,954
Total assets	$29,786,364	$32,988,505
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,432,582	$1,066,514
Accrued expenses	365,261	449,004
Capital lease obligation	157,005	217,302
Related party debt obligation	222,499	272,215
Current portion of long-term debt, net of discounts	1,418,480	2,905,682
Total current liabilities	3,595,827	4,910,717
Other long term liability	253,167	820,657
Long-term debt, less current portion, net of discounts	12,179,541	13,288,701
Total liabilities	16,028,535	19,020,075
Commitments and contingencies (Note 7)
Shareholders’ equity
Common stock - $0 001 par value; 100,000,000 shares authorized; 24,197,148 and 24,120,695 shares issued and outstanding, respectively	24,197	24,120
Additional paid-in-capital	38,470,735	38,295,428
Accumulated deficit	(24,737,103)	(24,351,118)
Total shareholders’ equity	13,757,829	13,968,430
Total liabilities and shareholders’ equity	$29,786,364	$32,988,505

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended March 31,
	2017	2016

Revenue	$3,369,612	$1,444,626

Operating costs and expenses
Cost of revenue	1,180,733	1,020,614
Selling, general and administrative expenses	1,497,517	1,290,606
Depreciation and amortization expense	938,022	1,234,424

Total operating costs and expenses	3,616,272	3,545,644

Operating loss	(246,660)	(2,101,018)

Other income (expense)
Interest income	81,859	78,368
Interest expense	(259,025)	(363,468)
Other income	43,669	56,726
Gain (loss) on sale of assets	(5,828)	86,852
Total other expense	(139,325)	(141,522)

Net loss	$(385,985)	$(2,242,540)

Basic loss earnings per common share	$ (0 02)	$ (0 13)
Basic weighted average common shares outstanding	24,196,299	17,459,605
Diluted loss per common share	$ (0 02)	$ (0 13)
Diluted weighted average common shares outstanding	24,196,299	17,459,605

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(385,985)	$(2,242,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	938,022	1,246,880
Amortization of debt discount	20,452	34,884
Share based compensation expense	175,380	257,309
(Gain) loss on sale of assets	5,828	(86,852)
Changes in operating assets and liabilities:
Accounts receivable	(1,617,149)	1,030,050
Inventories	(183,963)	(67,969)
Prepaid expenses and other noncurrent assets	(53,229)	(86,115)
Accounts payable and accrued expenses	282,329	(430,964)
Other long term liabilities	(17,490)	-
Net Cash Used in Operating Activities	(835,805)	(345,317)
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(132,583)	(145,791)
Proceeds from sale of fixed assets	2,483,158	-
Net Cash Provided by (Used in) Investing Activities	2,350,575	(145,791)
Cash Flows From Financing Activities
Principal payments on debt	(2,616,815)	(915,125)
Principal payments on related party debt	(49,716)	(44,661)
Principal payments on capital lease obligations	(60,297)	(79,231)
Proceeds received from debt borrowings	-	1,000,000
Proceeds from sale of subsidiary	-	50,700
Proceeds from payments on related party note receivable	-	5,634
Debt issuance costs	-	(56,188)
Net Cash Used in Financing Activities	(2,726,828)	(38,871)
Net decrease in Cash	(1,212,058)	(529,979)
Cash at Beginning of Period	2,241,902	1,297,002
Cash at End of Period	$1,029,844	$767,023
Supplemental information:
Cash paid for Interest	$295,910	$536,315
Non-cash payment of other long term liability by offsetting related party note receivable	$550,000	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2017

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Superior Drilling Products, Inc. (the “Company”, “SDPI”, “we”, “our” or “us”) is a drilling and completion tool technology company providing solutions for the oil and natural gas drilling industry. The Company, designs, engineers, manufactures, sells, and repairs drilling and completion tools.

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

Basis of Presentation

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

Revenue Recognition

We are a drilling and completion tool technology company and we generate revenue from the refurbishment, manufacturing, repair, and sale of drilling and completion tools. Our manufactured products are produced in a standard manufacturing operation, even when produced to our customer’s specifications. We earn royalty commission revenue when our customer invoices their customer for the use of our tools. The Company may act as an agent by billing and collecting its customers’ tool rental revenue. When we are an agent for our customer, revenue is presented in the statement of operations on a net basis. At March 31, 2017, there was approximately $382,000 of accounts receivable and approximately $488,000 of accounts payable related to transactions we performed as an agent for our customer.

Unaudited Interim Financial Presentation

These interim consolidated condensed financial statements for the three months ended March 31, 2017 and 2016, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations expected for the year ended December 31, 2017. These interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2016 and 2015 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”).

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

NOTE 2. INVENTORIES

Inventories is comprised of the following:

	March 31, 2017	December 31, 2016
Raw material	$996,290	$952,419
Work in progress	189,546	90,017
Finished goods	165,819	125,256
	$1,351,655	$1,167,692-

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	March 31, 2017	December 31, 2016
Land	$880,416	$880,416
Buildings	4,847,778	4,847,778
Leasehold improvements	717,232	717,232
Machinery and equipment	5,192,864	5,060,281
Machinery under capital lease	2,322,340	2,322,340
Furniture and fixtures	507,554	507,554
Transportation assets	882,163	882,163
	15,350,347	15,217,764
Accumulated depreciation	(6,474,746)	(6,149,405)
	$8,875,601	$9,068,359

Depreciation expense related to property, plant and equipment for the three months ended March 31, 2017 and 2016 was $326,356 and $622,757, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	March 31, 2017	December 31, 2016
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(6,932,222)	(6,320,556)
	$7,967,778	$8,579,444

Amortization expense related to intangible assets was $611,666 and $611,667 for the three months ended March 31, 2017 and 2016, respectively.

Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of March 31, 2017, the Company reviewed the net balance of the intangible assets and determined no impairment was needed.

NOTE 5. RELATED PARTY NOTE RECEIVABLE

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

As the result of our purchase of the Tronco loan, we have the direct legal right to enforce the collateral and guaranty agreements entered into in connection with the Tronco loan and to collect Tronco’ s collateral sales proceeds, in order to recover the loan purchase amount. The Tronco loan continues to be secured by the first position liens on all of Tronco assets, as well as by the guarantees of Troy and Annette Meier (the “Meier Guaranties”), which are directly payable to and legally enforceable by us. In addition, the Meiers have provided us with stock pledges in which they pledge all of their shares of our common stock held by their family entities (the “Meier Stock Pledge”), as collateral for the Meiers guaranties until full repayment of Tronco loan. The pledged shares, which are subject to insider timing requirements and volume limitations under Rule 144 of the Securities Act and required periodic black-out periods, are being held in third-party escrow until full repayment of the Tronco loan. The Company holds 8,267,860 shares as collateral for the Tronco note as of March 31, 2017.

In 2015, the Board of Directors agreed to extend the terms of the Tronco loan to interest only payments due on December 31, 2015 and 2016, with a balloon payment of all unpaid interest and principal due in full maturity on December 31, 2017. The related party note receivable is classified as long term in accordance with management’s estimate of realizability. The interest rate on the note is 4.0%. We earned interest of $81,831 and $77,569 in the three months ending March 31, 2017 and 2016, respectively.

On March 28, 2017, the Company and Tronco finalized an agreement with a third party and pursuant to this agreement, the third party acquired all of the Ohio assets of Tronco for $550,000. As Tronco’s senior secured lender, we agreed to release our lien and security interest on these assets in accordance with the agreement. The Company agreed to a non-cash receipt of the $550,000 from Tronco by reducing our bonus accrual liabilities, which was earned by the Meiers in 2014 but not paid, and was recorded in other long-term liability. As a result of this agreement, we reduced both the other long-term liability and the Tronco related party note receivable as of March 31, 2017.

On April 14, 2017, the Meiers pledged an additional 530,725 restricted stock units to the Company as additional collateral for the Tronco note.

NOTE 6. LONG-TERM DEBT

Long-term debt is comprised of the following:

	March 31, 2017	December 31, 2016
Real estate loans	$4,706,562	$7,264,036
Hard Rock Note, net of discount	7,865,601	7,846,497
Machinery loans	643,380	684,921
Transportation loans	382,478	398,929
	13,598,021	16,194,383
Current portion of long-term debt	(1,418,480)	(2,905,682)
Long-term debt, less current portion	$12,179,541	$13,288,701

Real Estate Loans

Our manufacturing facility is financed by a commercial bank loan requiring monthly payments of approximately $39,000, including principal and interest at 5.25%. A lump sum principal payment of approximately $4.2 million is due at the maturity date of this loan on August 15, 2018.

On February 9, 2017, the Company sold real estate to Superior Auto Body (“SAB”), a related party, for the net proceeds of $2.5 million. The cash received from the sale was used to pay down the $2.5 million loan balance on the property. As part of the sale, the Company released 547,000 shares of the Meiers common stock from the collateral for the Tronco note (see Note 5 – Related Party Note Receivable).

Hard Rock Note

In 2014, the Company purchased all of the interests of Hard Rock Solutions, LLC (“Hard Rock”). Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”). The Hard Rock Note and subsequent amendments are secured by all of the patents, patents pending, other patent rights, and trademarks transferred to Hard Rock. At issuance, the fair value of the Hard Rock Note was determined to be $11,144,000, which is less than the face value due to a below-market interest rate. The resulting discount of $1,356,000 will be amortized to interest expense using the effective interest method, totaling approximately $19,000 for the quarter ended March 31, 2017.

On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock. As amended and restated, the Hard Rock Note accrues interest at 5.75% per annum and matures and is fully payable on January 15, 2020. Under the current terms of the Hard Rock Note, we are required to make the following payments: accrued interest only on each of January 15, March 15, May 15 and July 15, 2017; $500,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2019. The remaining balance of principal of $2,000,000 and accrued interest on the Hard Rock Note are due on January 15, 2020. During 2017, we have made the accrued interest payments related to the note on January 15, 2017 and March 15, 2017 of $129,808 and $74,356, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

On May 11, 2017, pursuant to a mediation proceeding, all of the plaintiffs and defendants to the Suit executed a Settlement Agreement whereby each of the parties have released all of their claims against the other parties to the Suit without liability effective as of March 22, 2017.  Such release includes the Company’s two subsidiaries that were a party to the Suit, SDS and MPS, as well as Troy and Annette Meier personally and all of their family trusts named as defendants in the Suit.  As a result of the execution of the Settlement Agreement, a Stipulated Motion for Dismissal with Prejudice has been filed with the Court which includes a form of Order of Dismissal with Prejudice (the “Court Order”).  It is expected the Court Order will be executed by the judge at which time the Suit will be formally dismissed with prejudice.

NOTE 8. RELATED PARTY TRANSACTIONS

In 2014, the Company issued notes payable to related parties in the amount of $2 million. The notes bear interest at 7.5% and were scheduled to mature on January 2, 2017. In January 2017, the Company made a $50,000 payment. Based on an informal agreement, the Company will continue to reduce the balance on the note in 2017 against the interest due to the Company on the Tronco related party note receivable (see Note 5 – Related Party Note Receivable) instead of repaying the note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of March 31, 2017, and our results of operations for the three months ended March 31, 2017 and 2016. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the years ended December 31, 2016 and 2015, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the “SEC”).

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

Forward - Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of the Company. You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

●	future operating results and cash flow;

●	scheduled, budgeted and other future capital expenditures;

●	working capital requirements;

●	the availability of expected sources of liquidity;

●	the transition of our business to primarily selling tools;

●	the introduction into the market of the Company’s future products;

●	the market for the Company’s existing and future products;

●	the Company’s ability to develop new applications for its technologies;

●	the exploration, development and production activities of the Company’s customers;

●	compliance with present and future environmental regulations and costs associated with

●	future operations, financial results, business plans and cash needs

●	environmentally related penalties, capital expenditures, remedial actions and proceedings;

●	effects of pending legal proceedings;

●	changes in customers’ future product and service requirements that may not be cost effective or within the Company’s capabilities; and

●	future operations, financial results, business plans and cash needs

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

While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the following:

●	the volatility of oil and natural gas prices;

●	the cyclical nature of the oil and gas industry;

●	availability of financing, flexibility in restructuring existing debt and access to capital markets;

●	consolidation within our customers’ industries;

●	competitive products and pricing pressures;

●	our reliance on significant customers;

●	our limited operating history;

●	fluctuations in our operating results;

●	our dependence on key personnel;

●	costs of raw materials;

●	our dependence on third party suppliers;

●	unforeseen risks in our manufacturing processes;

●	the need for skilled workers;

●	our ability to successfully manage our growth strategy;

●	unanticipated risks associated with, and our ability to integrate, acquisitions;

●	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

●	terrorist threats or acts, war and civil disturbances;

●	our ability to protect our intellectual property;

●	impact of environmental matters, including future environmental regulations;

●	implementing and complying with safety policies;

●	breaches of security in our information systems;

●	related party transactions with our founders; and

●	risks associated with our common stock

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

Trends in the Industry

Recent Rig Count Improvement; Industry Volatility. Our business is highly dependent upon the vibrancy of the oil and gas drilling operations in the U.S. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Very soon after the completion of our initial public offering in late May 2014 and through early 2016, oil prices dramatically declined in the United States and as a result, the number of operating drill rigs was measurably reduced. The NYMEX-WTI oil price was as low as $26.19 in February 2016, while the NYMEX-Henry Hub natural gas price was as low as $1.49 per MMBtu in March 2016. The Baker Hughes weekly rotary rig count decreased over 70% from the high of 1,931 on September 13, 2014 to a historic low of 404 as of May 27, 2016.

While Baker Hughes is a leading supplier of drill bits to the oil and natural gas exploration and production industry globally, our business with them decreased measurably during this time as a result of the decline in drilling activity. This severely impacted both pricing and volume for drill bit refurbishment. We are contracted with Baker Hughes to serve the Rocky Mountain region that includes the Bakken shale formation in North Dakota. This region is higher cost production and as such, the drill rig count reduction was more dramatic than the overall U.S rig count decline. During the second half of calendar year 2016 and the first quarter of 2017, the U.S. rig count began to increase from the historic low in May 2016 to 870 as of April 28, 2017. With this increase in market activity, we have seen an increase in demand for our product and services.

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

GE Oil & Gas to merge with Baker Hughes. In October 2016, GE Oil and Gas and Baker Hughes announced an agreement to combine their businesses. Currently, Baker Hughes is our sole customer for our bit refurbishment business and we do not know how this merger may impact our business. Despite this, we intend to continue developing our long-time relationship with Baker Hughes. In January 2016, the Company entered into an agreement with Baker Hughes to supply the Strider technology with our Open Hole Strider tool and related services to Baker Hughes. Tool shipments associated with the agreement are expected to begin in late 2017. The agreement has no set expiration date or minimum shipment requirement. It will remain in force until it is canceled by either us or Baker Hughes, as stipulated in the agreement.

RESULTS OF OPERATIONS

The following table represents our condensed consolidated statement of operations for the periods indicated:

	Three-Months Ended March 31,
(in thousands)	2017		2016
Revenue	$3,370	100%	$1,445	100%
Operating costs and expenses	3,616	107%	3,546	245%
Loss from continuing operations	(247)	(7)%	(2,101)	(145)%
Other expense	(139)	(4)%	(142)	(10)%
Net loss	$(386)	(11)%	$(2,243)	(155)%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

During 2016, the Company changed its revenue model from primarily renting tools to primarily selling tools. As previously noted, the Company entered into a distribution agreement with DTI, under which they purchase our Drill-N-Ream tool for their rental tool business. As part of this agreement, DTI also hired much of our field sales team and the related vehicles associated with our previous rental tool business. Thus, revenue changed significantly during this quarter and cost of sales decreased measurably due to the change in our business model.

For the three months ended March 31, 2017 (first quarter 2017), as compared with the three months ended March 31, 2016 (first quarter 2016)

Revenue. Our revenue increased approximately $1,925,000, during the three months ended March 31, 2017 compared with the same period in 2016. Tool revenue for first quarter of 2017 was $2,270,000 which was comprised of approximately $1,635,000 of tool rental and sales revenue and approximately $635,000 of other related revenue. Other related revenue includes royalty fees, maintenance and repair of tools and agency fees. Tool revenue for first quarter of 2016 was approximately $902,000 and other related revenue was approximately $52,000 for the same period. Tool revenue in the first quarter of 2016 was comprised of only rental tool revenue and no tool sales. Tool revenue for the first quarter 2017 grew as a result of the increase in U.S. drilling activity from 2016 to 2017, and the success of the Company’s shift in business model in May 2016 from a rental tool business to a tool sales business. Contract services revenue increased 124% to approximately $1,100,000 for the three months ended March 31, 2017 compared with approximately $490,000 for the same period in 2016 as a result of the increase in drilling activity in 2017.

Operating Costs and Expenses. Total operating costs and expenses increased approximately $71,000 during the three months ended March 31, 2017 compared with the same period in 2016.

●	Cost of revenue increased approximately $160,000 in the first quarter of 2017 compared with the prior-year period due to an increase in volume. As a percentage of revenue, cost of sales was 35%.

●	Selling, general and administrative expenses increased approximately $207,000 for the three months ended March 31, 2017 compared with the same period in 2016. The increase was due to an increase in sales volume, stock compensation expense, and professional fees.

●	Depreciation and amortization expense decreased approximately $296,000 primarily as a result of the Drill-N-Ream tool being reclassified from property, plant, and equipment to inventory in accordance with the Company’s shift from a rental tool business to a tool sales business, for the three months ended March 31, 2017 compared with the same period in 2016.

Other Income (Expenses). Other income and expense primarily consists of rent income, interest income, interest expense and loss on disposition of assets.

●

Other Income. In the first quarter 2017, we received $44,000 rental income for the lease on the SAB facilities up until it was sold in February 2017. As result of the sale, we will no longer receive this rental income. For the three months ended March 31, 2016, we received $57,000 rental from two real property leases, our SAB facilities and our Vernal campus.

●

Interest Income. For the three months ended March 31, 2017 and 2016 interest income was approximately $82,000 and $78,000, respectively, and relates to interest received from the Tronco related party note receivable.

●

Interest Expense. The interest expense for the three months ended March 31, 2017 and 2016 was approximately $259,000 and $363,000, respectively. The decline in interest expense was due primarily to principal payments associated with the Hard Rock Note.

Liquidity

At March 31 2017, we had working capital of approximately $1.6 million. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. In February 2017, the Company received approximately $2,483,000 related to the sale of the SAB facilities, and we used the proceeds to repay the mortgage related to the SAB property of approximately $2,500,000. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and managing our debt to enhance liquidity. We will continue to work to grow revenue and review additional cost containment measures with the plan to be cash flow positive in the second half of 2017. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

Public Offering: On September 30, 2016, we priced a follow-on public offering of common stock at $1.00 per share. The transaction closed on October 5, 2016. Net of underwriting expenses of $452,500, stock offering expenses of $256,419, net proceeds were approximately $5.0 million. The Company used the proceeds to repay its $1 million bridge financing entered into the summer of 2016, Federal National Commercial Credit (“FNCC”) indebtedness of $868,000 and pay the remaining $500,000 plus accrued interest on the Hard Rock Note. We have used the remaining $2.6 million from the offering to service on going debt obligations, which include real property leases and equipment loans, as well as for general corporate purposes, including growth working capital. The Bridge Financing Agreement and the FNCC lending agreement were both terminated upon the repayment on October 5, 2016.

Hard Rock Note: On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock Solutions, LLC (as so amended and restated, the “Hard Rock Note”). As amended and restated, the Hard Rock Note accrues interest at 5.75% per annum and matures on January 15, 2020. Under the current terms of the Hard Rock Note, we are required to make the following payments: accrued interest only on each of January 15, March 15, May 15 and July 15, 2017; $500,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2019. The remaining principal balance of $2,000,000 and accrued interest on the Hard Rock Note are due on January 15, 2020. During 2017, we have made the accrued interest payments related to the note on January 15, 2017 and March 15, 2017 of $129,808 and $74,356, respectively.

Cash Flow

Operating Cash Flows

For the three months ended March 31, 2017, net cash used by our operating activities was approximately $836,000. The Company had approximately $386,000 of net loss, approximately $1,617,000 increase in accounts receivable, an increase in accounts payable and accrued expenses of approximately $282,000 and a decrease in depreciation and amortization expense of approximately $309,000.

Investing Cash Flows

For the three months ended March 31, 2017, net cash provided by our investing activities was approximately $2,350,575. The Company received approximately $2,483,000 related to the sale of the SAB facilities. The Company used approximately $133,000 in investing activities for property, plant and equipment purchases.

Financing Cash Flows

For the three months ended March 31, 2017, net cash used in our financing activities was approximately $2,727,000 primarily attributable to a $2,500,000 loan repayment related to the SAB property that was sold in February 2017.

Critical Accounting Policies

The discussion of our financial condition and results of operations is based upon our consolidated condensed financial statements, which have been prepared in accordance with U.S. GAAP. During the preparation of our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. While we believe that the estimates and assumptions used in the preparation of our consolidated condensed financial statements are appropriate, actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated condensed financial statements. Our estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in our consolidated condensed financial statements include, but are not limited to: revenue recognition, stock based compensation, determining the allowance for doubtful accounts, valuation of inventories, recoverability of long-lived assets, useful lives used in calculating depreciation and amortization, and valuation of intangible assets.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2017 due to certain material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement in our interim financial statements will not be prevented or detected on a timely basis. During the course of our assessment, management identified that the Company has a lack of staffing and appropriate accounting expertise within its accounting department. Management believes the lack of accounting and financial personnel amounts to a material weakness in its internal control over financial reporting and their ability to adequately prepare financial statements and disclosures, and a lack of accounting expertise to appropriately apply GAAP for complex and non-routine transactions. As a result, at March 31, 2017 and on the date of this Report, its internal control over financial reporting is not effective.

To remediate these issues, management has retained the services of additional third party accounting personnel as well as to modify existing disclosure controls and procedures in a manner designed to ensure future compliance.

Changes in Internal Controls over Financial Reporting

None

Internal Controls and Procedures

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’ s registered public accounting firm due to a transaction period established by the rules of the Securities and Exchange Commission for newly public companies. Under these rules, we will not be required to include an attestation report for so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

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

On May 11, 2017, pursuant to a mediation proceeding, all of the plaintiffs and defendants to the Suit executed a Settlement Agreement whereby each of the parties have released all of their claims against the other parties to the Suit without liability effective as of March 22, 2017.  Such release includes the Company’s two subsidiaries that were a party to the Suit, SDS and MPS, as well as Troy and Annette Meier personally and all of their family trusts named as defendants in the Suit.  As a result of the execution of the Settlement Agreement, a Stipulated Motion for Dismissal with Prejudice has been filed with the Court which includes a form of Order of Dismissal with Prejudice (the “Court Order”).  It is expected the Court Order will be executed by the judge at which time the Suit will be formally dismissed with prejudice.

Item 1A. Risk Factors

Due to reduced commodity prices and the unprecedented rapid decline in the rig count during 2015 and 2016 to historic lows, we had measurably lower operating cash flows. As a result of this situation coupled with pending payments required on our indebtedness, we may be unable to maintain adequate liquidity and make payments on our debt.

At December 31, 2016, we had working capital of approximately $2.1 million. During 2015 and into 2016, our principal sources of liquidity were cash flow from operations and our $3 million credit facility with Federal National Commercial Credit (“FNCC”). In addition, on August 5, 2016, we completed the $1 million bridge financing to provide us with liquidity until we could close the public offering described below. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Given the current environment of the oil and gas industry, our revenue dramatically declined in 2015 and 2016.

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

As amended and restated effective August 10, 2016, the Hard Rock Note accrues interest at 5.75% per annum and matures and is fully payable on January 15, 2020. Under the current terms of Hard Rock Note, and after the payment described below, we are required to make the following payments: accrued interest on each of January 15, March 15, May 15 and July 15, 2017, $500,000 (plus accrued interest) on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 (plus accrued interest) on each of January 15, March 15, May 15 and July 15, 2019, with the remaining balance of principal and accrued interest on the Hard Rock Note due on January 15, 2020. During the first quarter of 2017, we made the accrued interest payments related to the note on January 15, 2017 and March 15, 2017 of $129,808 and $74,356, respectively.

At March 31 2017, we had working capital of approximately $1.6 million. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and managing our debt to enhance liquidity. For example, to conserve cash, we implemented a salary for stock options program during the first quarter of 2016 for senior management and our board of directors. With the recent capital raise, the success we are having with our distributor agreement with DTI and the opportunity with our new CTS tool, we believe we should have sufficient capital to support our opportunities in 2017. We may need additional capital to support additional growth. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

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

As noted above, we are required to make payments on the Hard Rock Note of accrued interest only in 2017, $2.0 million (plus accrued interest) in 2018 and $4.0 million (plus accrued interest) for 2019, with the balance due on maturity in January 2020. Interest will continue to accrue on the Hard Rock Note based on the $1,000,000 value of the shares of common stock until such shares are registered. In addition, we are required to make monthly payments of approximately $135,000 on our other indebtedness. During the first quarter of 2017, we made the accrued interest payments related to the note on January 15, 2017 and March 15, 2017 of $129,808 and $74,356, respectively. During the year ending December 31, 2016, we paid interest of $769,582 and a principal payment of $2,000,000 on the Hard Rock Note, of which $1,000,000 was paid in stock. In addition, we issued 700,000 restricted shares of common stock on August 10, 2016 (having an agreed per share value of $1.43, or $1,000,000 in the aggregate) as payment for the remaining $1,000,000 required principal payment.

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

Item 6. Exhibits

The exhibits listed below are filed as part of this report:

Exhibit No.	Description

10.1	Special Warranty Deed between MPS and SABP dated February 9, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2017).

10.2	Termination of Real Property Lease between MPS and SABP dated February 9, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2017).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier and Christopher D. Cashion.**

101.INS *	XBRL Instance

101.XSD *	XBRL Schema

101.CAL *	XBRL Calculation

101.DEF *	XBRL Definition

101.LAB *	XBRL Label

101.PRE *	XBRL Presentation

** Furnished herewith.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR DRILLING PRODUCTS, INC.

May 15, 2017	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer (Principal Executive Officer)

May 15, 2017	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

