Form 10-Q
period 2017-06-30
Superior Drilling Products, Inc.
filed 2017-08-11
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Yes [  ] No [X]

There were 24,197,148 shares of common stock, $0.001 par value, issued and outstanding as of August 11, 2017.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION.

Item 1. Financial Statements

Superior Drilling Products, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$1,300,891	$2,241,902
Accounts receivable, net	2,875,130	1,038,664
Prepaid expenses	77,589	76,175
Inventories	1,285,738	1,167,692
Asset held for sale	-	2,490,000
Other current assets	163,733	13,598
Total current assets	5,703,081	7,028,031
Property, plant and equipment, net	8,630,237	9,068,359
Intangible assets, net	7,356,111	8,579,444
Related party note receivable	7,746,717	8,296,717
Other noncurrent assets	15,954	15,954
Total assets	$29,452,100	$32,988,505
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$746,606	$1,066,514
Accrued expenses	693,087	449,004
Capital lease obligation	63,582	217,302
Related party debt obligation	197,922	272,215
Current portion of long-term debt, net of discounts	1,926,971	2,905,682
Total current liabilities	3,628,168	4,910,717
Other long term liability	-	820,657
Long-term debt, less current portion, net of discounts	11,583,939	13,288,701
Total liabilities	15,212,107	19,020,075
Commitments and contingencies (Note 7)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 24,197,148 and 24,120,695 shares issued and outstanding, respectively	24,197	24,120
Additional paid-in-capital	38,646,092	38,295,428
Accumulated deficit	(24,430,296)	(24,351,118)
Total shareholders’ equity	14,239,993	13,968,430
Total liabilities and shareholders’ equity	$29,452,100	$32,988,505

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Revenue	$4,049,497	$1,114,469	$7,419,109	$2,559,095

Operating costs and expenses
Cost of revenue	1,491,383	1,331,985	2,672,116	2,352,597
Selling, general and administrative expenses	1,237,335	1,538,824	2,734,852	2,829,427
Depreciation and amortization expense	899,373	1,200,085	1,837,395	2,446,967

Total operating costs and expenses	3,628,091	4,070,894	7,244,363	7,628,991

Operating income (loss)	421,406	(2,956,425)	174,746	(5,069,896)

Other income (expense)
Interest income	82,509	77,952	164,368	156,319
Interest expense	(215,103)	(377,063)	(474,128)	(728,075)
Other income	-	52,225	43,669	108,951
Gain on sale of assets	17,995	104,599	12,167	191,450
Total other expense	(114,599)	(142,287)	(253,924)	(271,355)

Net income (loss)	306,807	$(3,098,712)	$(79,178)	$(5,341,251)

Basic income (loss) earnings per common share	$0.01	$(0.18)	$0.00	$(0.31)
Basic weighted average common shares outstanding	24,197,148	17,464,443	24,196,726	17,462,024
Diluted income (loss) per common share	$0.01	$(0.18)	$0.00	$(0.31)
Diluted weighted average common shares outstanding	24,197,148	17,464,443	24,196,726	17,462,024

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(79,178)	$(5,341,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,837,395	2,446,967
Amortization of debt discount	40,110	69,768
Share based compensation expense	350,741	376,785
Write-off of Strider asset	-	361,903
Gain on sale of assets	(12,167)	(191,450)
Changes in operating assets and liabilities:
Accounts receivable	(1,836,466)	1,387,203
Inventories	(118,046)	(17,514)
Prepaid expenses and other noncurrent assets	(151,549)	(86,281)
Other assets	-	(12,537)
Accounts payable and accrued expenses	(328,992)	134,691
Other long term liabilities	(17,490)	-
Net Cash Used in Operating Activities	(315,642)	(871,716)
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(141,137)	(315,101)
Proceeds from sale of fixed assets	2,483,921	294,242
Net Cash Provided by (Used in) Investing Activities	2,342,784	(20,859)
Cash Flows From Financing Activities
Principal payments on debt	(2,740,140)	(1,031,491)
Principal payments on related party debt	(74,293)	(44,662)
Principal payments on capital lease obligations	(153,720)	(133,403)
Proceeds received from debt borrowings	-	1,000,000
Proceeds from sale of subsidiary	-	50,700
Proceeds from payments on related party note receivable	-	22,534
Debt issuance costs	-	(56,188)
Net Cash Used in Financing Activities	(2,968,153)	(192,510)
Net decrease in Cash	(941,011)	(1,085,085)
Cash at Beginning of Period	2,241,902	1,297,002
Cash at End of Period	$1,300,891	$211,917
Supplemental information:
Cash paid for Interest	$460,842	$689,409
Non-cash payment of other long term liability by offsetting related party note receivable	$550,000	$-
Acquisition of equipment by issuance of note payable	$16,557	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2017

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

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for implementing new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to nonissuers. We have elected to delay such adoption of new or revised accounting standards, and as a result, we may not implement new or revised accounting standards on the relevant dates on which adoption of such standards is required for other issuer companies.

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 and implementing any requirement that may be adopted regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions will apply for a period of five years following the completion of our IPO although if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Revenue Recognition

We are a drilling and completion tool technology company and we generate revenue from the refurbishment, manufacturing, repair, and sale of drilling and completion tools. Our manufactured products are produced in a standard manufacturing operation, even when produced to our customer’s specifications. We earn royalty commission revenue when our customer invoices their customer for the use of our tools. The Company may act as an agent by billing and collecting its customers’ tool rental revenue. When we are an agent for our customer, revenue is presented in the statement of operations on a net basis. At June 30, 2017, there was approximately $300,000 of accounts receivable and approximately $326,000 of accounts payable related to transactions we performed as an agent for our customer.

Unaudited Interim Financial Presentation

These interim consolidated condensed financial statements for the three and six months ended June 30, 2017 and 2016, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations expected for the year ended December 31, 2017. These interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2016 and 2015 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”).

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

Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 for all entities by one year. The Company will adopt this guidance on January 1, 2019. ASU 2015-14 permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor has the effect of the standard on ongoing financial reporting been determined.

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

NOTE 2. INVENTORIES

Inventories is comprised of the following:

	June 30, 2017	December 31, 2016
Raw material	$1,043,037	$952,419
Work in progress	134,363	90,017
Finished goods	108,338	125,256
	$1,285,738	$ 1,167,692

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	June 30, 2017	December 31, 2016
Land	$880,416	$880,416
Buildings	4,847,778	4,847,778
Leasehold improvements	717,232	717,232
Machinery and equipment	5,172,202	5,060,281
Machinery under capital lease	2,322,340	2,322,340
Furniture and fixtures	507,554	507,554
Transportation assets	811,381	882,163
	15,258,903	15,217,764
Accumulated depreciation	(6,628,666)	(6,149,405)
	$8,630,237	$9,068,359

Depreciation expense related to property, plant and equipment for the three and six months ended June 30, 2017 was $287,706 and $614,062, respectively, and for the three and six months ended June 30, 2016 was $588,418 and $1,223,634, respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	June 30, 2017	December 31, 2016
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(7,543,889)	(6,320,556)
	$7,356,111	$8,579,444

Amortization expense related to intangible assets for the three and six months ended June 30, 2017 and June 30, 2016 was $611,667 and $1,223,333, respectively.

Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of June 30, 2017, the Company reviewed the net balance of the intangible assets and determined no impairment was needed.

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

In 2015, the Board of Directors agreed to extend the terms of the Tronco loan to interest only payments due on December 31, 2015 and 2016, with a balloon payment of all unpaid interest and principal due in full maturity on December 31, 2017. The related party note receivable is classified as long term in accordance with management’s estimate of realizability. The interest rate on the note is 4.25%. We earned interest of $81,650 and $163,733 for the three and six months ended June 30, 2017, respectively, and interest of $77,567 and $155,137 for the three and six months ended June 30, 2016, respectively.

On March 28, 2017, the Company and Tronco finalized an agreement with a third party and pursuant to this agreement, the third party acquired all of the Ohio assets of Tronco for $550,000. As Tronco’s senior secured lender, we agreed to release our lien and security interest on these assets in accordance with the agreement. The Company agreed to a non-cash receipt of the $550,000 from Tronco by reducing our bonus accrual liabilities, which was earned by the Meiers in 2014 but not paid, and was recorded in other long-term liability. As a result of this agreement, we reduced both the other long-term liability and the Tronco related party note receivable during the first quarter of 2017.

On August 8, 2017, the Board of Directors agreed to extend the terms of the Tronco loan to interest only payments due December 31, 2017, 2018, 2019, 2020, and 2021, with a balloon payment of all unpaid interest and principal due upon full maturity on December 31, 2022.

We have the direct legal right to enforce the collateral and guaranty agreements entered into in connection with the Tronco loan and to collect Tronco’ s collateral sales proceeds, in order to recover the loan purchase amount. The Tronco loan continues to be secured by the first position liens on all of Tronco assets, as well as by the guarantees of Troy and Annette Meier (the “Meier Guaranties”), which are directly payable to and legally enforceable by us. In addition, the Meiers have provided us with stock pledges in which they pledge all of their shares of our common stock held by their family entities (the “Meier Stock Pledge”), as collateral for the Meiers guaranties until full repayment of Tronco loan. The pledged shares, which are subject to insider timing requirements and volume limitations under Rule 144 of the Securities Act and required periodic black-out periods, are being held in third-party escrow until full repayment of the Tronco loan. The Company holds 8,267,860 shares and 530,725 restricted stock units as collateral for the Tronco note as of June 30, 2017.

NOTE 6. LONG-TERM DEBT

Long-term debt is comprised of the following:

	June 30, 2017	December 31, 2016
Real estate loans	$4,642,880	$7,264,036
Hard Rock Note, net of discount	7,884,705	7,846,497
Machinery loans	600,721	684,921
Transportation loans	382,604	398,929
	13,510,910	16,194,383
Current portion of long-term debt	(1,926,971)	(2,905,682)
Long-term debt, less current portion	$11,583,939	$13,288,701

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

Hard Rock Note

In 2014, the Company purchased all of the interests of Hard Rock Solutions, LLC (“Hard Rock”). Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”). The Hard Rock Note and subsequent amendments are secured by all of the patents, patents pending, other patent rights, and trademarks transferred in the closing of the Hard Rock acquisition. At issuance, the fair value of the Hard Rock Note was determined to be $11,144,000, which is less than the face value due to a below-market interest rate. The resulting discount of $1,356,000 will be amortized to interest expense using the effective interest method, totaling approximately $19,104 and $38,207 for the three and six months ended June 30, 2017, respectively.

On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock. As amended and restated, the Hard Rock Note accrues interest at 5.75% per annum and matures and is fully payable on January 15, 2020. Under the current terms of the Hard Rock Note, we are required to make the following payments: accrued interest only on each of January 15, March 15, May 15 and July 15, 2017; $500,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2019. The remaining balance of principal of $2,000,000 and accrued interest on the Hard Rock Note are due on January 15, 2020. During 2017, we have made the accrued interest payments related to the note on January 15, 2017, March 15, 2017, May 15, 2017, and July 15, 2017 of $129,808, $74,356, $76,877, and $76,877, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. We are not currently involved in any litigation which management believes could have a material effect on our financial position or results of operations, except as follows:

Del Rio Suit

In October 2013, Del-Rio Resources, Inc. (“Del-Rio”) filed suit, on its own behalf and derivatively on behalf of Philco Exploration, LLC (“Philco”), against the following co-defendants (a) Tronco Ohio, LLC and Tronco, (b) the lender on the Tronco loan, ACF Property Management, Inc. (p.k.a. Fortuna Asset Management, LLC,) (“ACF”), (c) Troy and Annette Meier personally, and several of their family trusts, (d) Meier Family Holding Company, LLC and Meier Management Company, LLC, and (e) SDS and MPS in the Eighth Judicial District Court, Uintah County, Utah Cause #130800125 (the “Suit”). On May 11, 2017, pursuant to a mediation proceeding, all of the plaintiffs and remaining defendants in the Suit executed a Settlement Agreement whereby each of the parties have released all of their claims against the other parties to the Suit without liability effective as of March 22, 2017. Such release includes the Company’s two subsidiaries that were a party to the Suit, SDS and MPS, as well as Troy and Annette Meier personally and all of their family trusts named as defendants in the Suit. As a result of the execution of the Settlement Agreement, a Stipulated Motion for Dismissal with Prejudice was filed with the Court which includes a form of Order of Dismissal with Prejudice (the “Court Order”). On May 15, 2017, the Court Order was executed by the judge and the Suit was formally dismissed with prejudice.

NOTE 8. RELATED PARTY TRANSACTIONS

In 2014, the Company issued notes payable to related parties in the amount of $2 million. The notes bear interest at 7.5% and were scheduled to mature on January 2, 2017. The Company made principal payments of $50,000 in January 2017 and $24,000 in May 2017. Based on an informal agreement, the Company will continue to reduce the balance on the note in 2017 against the interest due to the Company on the Tronco related party note receivable (see Note 5 – Related Party Note Receivable) instead of repaying the note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of June 30, 2017, and our results of operations for the three and six months ended June 30, 2017 and 2016. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the years ended December 31, 2016 and 2015, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the “SEC”).

Unless the context requires otherwise, references to the “Company” or to “we,” “us,” or “our” and other similar terms are to Superior Drilling Products, Inc. and all of its subsidiaries.

Jumpstart Our Business Startups Act of 2012

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for implementing new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to nonissuers. We have elected to delay such adoption of new or revised accounting standards, and as a result, we may not implement new or revised accounting standards on the relevant dates on which adoption of such standards is required for other issuer companies.

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 and implementing any requirement that may be adopted regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions will apply for a period of five years following the completion of our IPO, which occurred in May 2014, although if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

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

Overview

Superior Drilling Products, Inc. (the “Company”, “SDPI”, “we”, “our” or “us”) is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling industry. The Company innovates, designs, engineers, manufactures, sells, and repairs drilling and completion tools. Our drilling solutions include the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool”) and the patented Strider™ Drill String Oscillation System technology (“Strider technology”). In addition, the Company is a manufacturer and refurbisher of PDC (polycrystalline diamond compact) drill bits for a leading oil field services company. We operate a state-of-the-art drill tool fabrication facility, where we manufacture solutions for the drilling industry, as well as customers’ custom products. The Company’s strategy for growth is to leverage its expertise in innovative drill tool technology and precision machining in order to broaden its product offerings and solutions for the oil and gas industry.

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

Our co-founder, Troy Meier, developed the first commercially-viable process for refurbishing PDC drill bits after a successful 13-year career with a predecessor of Baker Hughes Inc. For the past 21 years, we have exclusively provided our PDC drill bit refurbishing services for the Rocky Mountain, California and Alaska regions of Baker Hughes’s oilfield operations. In addition, we have expanded our offerings and our customer base by demonstrating our engineering, design and manufacturing expertise to develop our own down-hole drilling tools. We continuously work with our customers to develop new products and enhancements to existing products, improve efficiency and safety, and solve complex drilling tool problems.

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

Oil and Gas Drilling Industry

Overview

Drilling and completion of oil and gas wells are upstream operations in the oil & gas industry served by the oilfield services group within the energy industry. The drilling industry is often segmented into the North American market and the International market. These markets share common exposure to the same macro environment, but also exhibit unique factors that drive the dynamics of each market.

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

Trends in the Industry

Recent Rig Count Improvement and Stabilization; Industry Volatility. Our business is highly dependent upon the vibrancy of the oil and gas drilling operations in the U.S. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Very soon after the completion of our initial public offering in late May 2014 and through early 2016, oil prices dramatically declined in the United States and as a result, the number of operating drill rigs was measurably reduced. The NYMEX-WTI oil price was as low as $26.19 in February 2016, while the NYMEX-Henry Hub natural gas price was as low as $1.49 per MMBtu in March 2016. The Baker Hughes weekly rotary rig count decreased over 70% from the high of 1,931 on September 13, 2014 to a historic low of 404 as of May 27, 2016.

During the downturn in 2015 and 2016, our business with Baker Hughes decreased measurablyas a result of the decline in drilling activity. This severely impacted both pricing and volume for drill bit refurbishment. We are contracted with Baker Hughes to serve the Rocky Mountain region that includes the Bakken shale formation in North Dakota. This region is higher cost production and as such, the drill rig count reduction was more dramatic than the overall U.S rig count decline. During the second half of calendar year 2016 and the first half of 2017, the U.S. rig count began to increase from the historic low in May 2016 to 954 as of August 4, 2017. With this increase in market activity, we have seen an increase in demand for our product and services, however we have not seen an increase in pricing. The rate of growth in rig count has stabilized in July 2017 and is expected to not increase at the same rate as it has over the last twelve months.

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

GE Oil & Gas to merge with Baker Hughes. In October 2016, GE Oil and Gas and Baker Hughes announced an agreement to combine their businesses. Currently, Baker Hughes is our sole customer for our bit refurbishment business and we do not know how this merger may impact our business. Despite this, we intend to continue developing our long-time relationship with Baker Hughes. In January 2016, the Company entered into an agreement with Baker Hughes to supply the Strider technology with our Open Hole Strider tool and related services to Baker Hughes. Tool shipments associated with the agreement are expected to begin in early 2018. The agreement has no set expiration date or minimum shipment requirement. It will remain in force until it is canceled by either us or Baker Hughes, as stipulated in the agreement. The Company’s current agreement with Baker Hughes regarding drill bit refurbishment expires in October 2017. The Company plans to review the agreement with its customer to determine its future opportunity.

RESULTS OF OPERATIONS

The following table represents our condensed consolidated statement of operations for the periods indicated:

	Three-Months Ended June 30,					Six-Months Ended June 30,
(in thousands)	2017			2016		2017		2016
Revenue	$4,049	100%		$1,114	100%	$7,419	100%	$2,559	100%
Operating costs and expenses	3,628	90%		4,071	365%	7,244	98%	7,629	298%
Income (loss) from continuing operations	421	(10)%		(2,956)	(265)%	175	2%	(5,070)	(198)%
Other expense	(115)	(3)%		(142)	(43)%	(254)	(3)%	(271)	(11)%
Net income (loss)	$307	8	8%	$(3,099)	(278)%	$(79)	(1)%	$(209)	(209)%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

During 2016, the Company changed its revenue model from primarily renting tools to primarily selling tools. In May 2016, the Company entered into a distribution agreement with Drilling Tools International, Inc., (“DTI”), under which they purchase our Drill-N-Ream tool for their rental tool business. As part of this agreement, DTI also hired much of our field sales team and the related vehicles associated with our previous rental tool business in the second half of 2016. In order to maintain exclusivity of the Drill-N-Ream Tool in the U.S. and Canada, the agreement required DTI to achieve 10% market share, defined as 10% of the average horizontal rig count in the 30 days prior to June 30, 2017. As a result of DTI’s successful efforts to achieve this 10% market share, our sales grew measurably when compared with the prior-year period.

For the three months ended June 30, 2017, as compared with the three months ended June 30, 2016

Revenue. Our revenue increased approximately $2,935,000, during the three months ended June 30, 2017 compared with the same period in 2016. Tool revenue for second quarter of 2017 was $2,486,000 which was comprised of approximately $1,609,000 of tool rental and sales revenue and approximately $877,000 of other related revenue. Other related revenue includes royalty fees, maintenance and repair of tools and agency fees. Tool revenue for second quarter of 2016 was approximately $850,000 and other related revenue was approximately $42,000 for the same period. Tool revenue in the second quarter of 2016 was comprised of rental tool revenue and tool sales. Tool revenue for the second quarter 2017 grew as a result of the increase in U.S. drilling activity from 2016 to 2017, and the Company’s shift in business model in May 2016 from a rental tool business to a tool sales business. Contract services revenue increased 600% to approximately $1,564,000 for the three months ended June 30, 2017 compared with approximately $223,000 for the same period in 2016 as a result of the increase in drilling activity in the first half of 2017 and the Company receiving overflow drill bit refurbishment work from outside its contracted territory.

Operating Costs and Expenses. Total operating costs and expenses decreased approximately $443,000 during the three months ended June 30, 2017 compared with the same period in 2016.

●	Cost of revenue increased approximately $160,000 in the second quarter of 2017 compared with the prior-year period due to an increase in volume. As a percentage of revenue, cost of sales was 37%, compared with 120% in the prior year period.

●	Selling, general and administrative expenses decreased approximately $301,000 for the three months ended June 30, 2017 compared with the same period in 2016. The decrease was due to a reduction in professional fees and research and development expense.

●	Depreciation and amortization expense decreased approximately $301,000 primarily as a result of the Drill-N-Ream tool being reclassified from property, plant, and equipment to inventory in accordance with the Company’s shift from a rental tool business to a tool sales business, for the three months ended June 30, 2017 compared with the same period in 2016.

Other Income (Expenses). Other income and expense primarily consists of rent income, interest income, interest expense and loss on disposition of assets.

●	Other Income. There was no other income in the second quarter of 2017 due to the sale of SAB facilities in February 2017. As result of the sale, we will no longer receive this rental income.

●	Interest Income. For the three months ended June 30, 2017 and 2016 interest income was approximately $82,000 and $78,000, respectively, and relates to interest received from the Tronco related party note receivable.

●	Interest Expense. The interest expense for the three months ended June 30, 2017 and 2016 was approximately $215,000 and $377,000, respectively. The decline in interest expense was due primarily to principal payments associated with the Hard Rock Note.

For the six months ended June 30, 2017 as compared with the six months ended June 30, 2016

Revenue. Our revenue increased approximately $4,860,000, during the six months ended June 30, 2017 compared with the same period in 2016. Tool revenue for the six months ended June 30, 2017 was approximately $4,756,000 which was comprised of approximately $3,245,000 of tool rental and sales revenue and approximately $1,511,000 of other related revenue. Other related revenue includes royalty fees, maintenance and repair of tools and agency fees. Tool revenue for the six months ended June 30, 2016 was approximately $1,751,000 and other related revenue was approximately $95,000 for the same period. Tool revenue for the first six months of 2016 was comprised of rental tool revenue and tool sales. Tool revenue for the six months of 2017 grew as a result of the increase in U.S. drilling activity from 2016 to 2017, and the Company’s shift in business model in May 2016 from a rental tool business to a tool sales business. Contract services revenue increased 273% to approximately $2,663,000 for the six months ended June 30, 2017 compared with approximately $713,000 for the same period in 2016 as a result of the increase in drilling activity in for the first half of 2017.

Operating Costs and Expenses. Total operating costs and expenses decreased approximately $385,000 during the six months ended June 30, 2017 compared with the same period in 2016.

●	Cost of revenue increased approximately $320,000 for the six months ended June 30, 2017 compared with the prior-year period due to an increase in volume. As a percentage of revenue, cost of sales was 36% compared with 92% in the prior year period.

●	Selling, general and administrative expenses decreased approximately $95,000 for the six months ended June 30, 2017 compared with the same period in 2016. The decrease was due to restructuring the sales and marketing departments.

●	Depreciation and amortization expense decreased approximately $610,000 primarily as a result of the Drill-N-Ream tool being reclassified from property, plant, and equipment to inventory in accordance with the Company’s shift from a rental tool business to a tool sales business, for the six months ended June 30, 2017 compared with the same period in 2016.

Other Income (Expenses). Other income and expense primarily consists of rent income, interest income, interest expense and loss on disposition of assets.

●	Other Income. For the six months ended June 30, 2017 and 2016, other income was approximately $44,000 and $109,000, respectively. The decrease was the result of the sale of the SAB facilities in February 2017. As result of the sale, we will no longer receive this rental income. For the six months ended June 30, 2016, we received $108,951 rental from two real property leases, our SAB facilities and our Vernal campus.

●	Interest Income. For the six months ended June 30, 2017 and 2016, interest income was approximately $164,000 and $156,000, respectively, and relates to interest received from the Tronco related party note receivable.

●	Interest Expense. The interest expense for the six months ended June 30, 2017 and 2016 was approximately $474,000 and $728,000, respectively. The decline in interest expense was due primarily to principal payments associated with the Hard Rock Note.

Liquidity

At June 30, 2017, we had working capital of approximately $2.1 million. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. In February 2017, the Company received approximately $2,483,000 related to the sale of the SAB facilities, and we used the proceeds to repay the mortgage related to the SAB property of approximately $2,500,000. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and managing our debt to enhance liquidity. We will continue to work to grow revenue and review additional cost containment measures with the plan to continue to be cash flow positive in the second half of 2017. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

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

Hard Rock Note: On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock Solutions, LLC (as so amended and restated, the “Hard Rock Note”). As amended and restated, the Hard Rock Note accrues interest at 5.75% per annum and matures on January 15, 2020. Under the current terms of the Hard Rock Note, we are required to make the following payments: accrued interest only on each of January 15, March 15, May 15 and July 15, 2017; $500,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2019. The remaining principal balance of $2,000,000 and accrued interest on the Hard Rock Note are due on January 15, 2020. During 2017, we have made the accrued interest payments related to the note on January 15, 2017, March 15, 2017, May 15, 2017 and July 15, 2017 of $129,808, $74,356, $76,877 and $76,877, respectively.

Cash Flow

Operating Cash Flows

For the six months ended June 30, 2017, net cash used by our operating activities was approximately $316,000. The Company had approximately $79,000 of net loss, approximately $1,836,000 increase in accounts receivable, a decrease in accounts payable and accrued expenses of approximately $329,000 and a decrease in depreciation and amortization expense of approximately $610,000.

Investing Cash Flows

For the six months ended June 30, 2017, net cash provided by our investing activities was approximately $2,343,000. The Company received approximately $2,483,000 related to the sale of the SAB facilities. The Company used approximately $141,000 in investing activities for property, plant and equipment purchases.

Financing Cash Flows

For the six months ended June 30, 2017, net cash used in our financing activities was approximately $2,968,000 primarily attributable to a $2,500,000 loan repayment related to the SAB property that was sold in February 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2017 due to certain material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement in our interim financial statements will not be prevented or detected on a timely basis. During the course of our assessment, management identified that the Company has a lack of staffing and appropriate accounting expertise within its accounting department. Management believes the lack of accounting and financial personnel amounts to a material weakness in its internal control over financial reporting and their ability to adequately prepare financial statements and disclosures, and a lack of accounting expertise to appropriately apply GAAP for complex and non-routine transactions. As a result, at June 30, 2017 and on the date of this Report, its internal control over financial reporting is not effective.

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

In October 2013, Del-Rio Resources, Inc. (“Del-Rio”) filed suit, on its own behalf and derivatively on behalf of Philco Exploration, LLC (“Philco”), against the following co-defendants (a) Tronco Ohio, LLC and Tronco, (b) the lender on the Tronco loan, ACF Property Management, Inc. (p.k.a. Fortuna Asset Management, LLC,) (“ACF”), (c) Troy and Annette Meier personally, and several of their family trusts, (d) Meier Family Holding Company, LLC and Meier Management Company, LLC, and (e) SDS and MPS in the Eighth Judicial District Court, Uintah County, Utah Cause #130800125 (the “Suit”). On May 11, 2017, pursuant to a mediation proceeding, all of the plaintiffs and remaining defendants in the Suit executed a Settlement Agreement whereby each of the parties have released all of their claims against the other parties to the Suit without liability effective as of March 22, 2017. Such release includes the Company’s two subsidiaries that were a party to the Suit, SDS and MPS, as well as Troy and Annette Meier personally and all of their family trusts named as defendants in the Suit. As a result of the execution of the Settlement Agreement, a Stipulated Motion for Dismissal with Prejudice was filed with the Court which includes a form of Order of Dismissal with Prejudice (the “Court Order”). On May 15, 2017, the Court Order was executed by the judge and the Suit was formally dismissed with prejudice.

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

As amended and restated effective August 10, 2016, the Hard Rock Note accrues interest at 5.75% per annum and matures and is fully payable on January 15, 2020. Under the current terms of Hard Rock Note, and after the payment described below, we are required to make the following payments: accrued interest on each of January 15, March 15, May 15 and July 15, 2017, $500,000 (plus accrued interest) on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 (plus accrued interest) on each of January 15, March 15, May 15 and July 15, 2019, with the remaining balance of principal and accrued interest on the Hard Rock Note due on January 15, 2020. During 2017, we made the accrued interest payments related to the note on January 15, 2017, March 15, 2017, May 15, 2017, and July 15, 2017 of $129,808, $74,356, $76,877 and $76,877, respectively.

At June 30, 2017, we had working capital of approximately $2.1 million. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and managing our debt to enhance liquidity. For example, to conserve cash, we implemented a salary for stock options program during the first quarter of 2016 for senior management and our board of directors. With the success we are having with our distributor agreement with DTI and the opportunity with our new CTS tool, we believe we should have sufficient capital to support our opportunities in 2017. However, we may need additional capital to support additional growth. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

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

As noted above, we are required to make payments on the Hard Rock Note of accrued interest only in 2017, $2.0 million (plus accrued interest) in 2018 and $4.0 million (plus accrued interest) for 2019, with the balance due on maturity in January 2020. Interest will continue to accrue on the Hard Rock Note based on the $1,000,000 value of the shares of common stock until such shares are registered. In addition, we are required to make monthly payments of approximately $135,000 on our other indebtedness. During 2017, we made the accrued interest payments related to the note on January 15, 2017, March 15, 2017, May 15, 2017, and July 15, 2017 of $129,808, $74,356, $76,877 and $76,877, respectively. During the year ending December 31, 2016, we paid interest of $769,582 and a principal payment of $2,000,000 on the Hard Rock Note, of which $1,000,000 was paid in stock. In addition, we issued 700,000 restricted shares of common stock on August 10, 2016 (having an agreed per share value of $1.43, or $1,000,000 in the aggregate) as payment for the remaining $1,000,000 required principal payment.

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

SUPERIOR DRILLING PRODUCTS, INC.

August 11, 2017	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer (Principal Executive Officer)

August 11, 2017	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

