Form 10-Q
period 2017-09-30
Superior Drilling Products, Inc.
filed 2017-11-09
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Yes [  ] No [X]

There were 24,313,312 shares of common stock, $0.001 par value, issued and outstanding as of November 9, 2017.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION.

Item 1. Financial Statements

Superior Drilling Products, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$2,705,837	$2,241,902
Accounts receivable, net	2,532,659	1,038,664
Prepaid expenses	154,018	76,175
Inventories	1,176,912	1,167,692
Asset held for sale	-	2,490,000
Other current assets	251,600	13,598
Total current assets	6,821,026	7,028,031
Property, plant and equipment, net	9,039,031	9,068,359
Intangible assets, net	6,744,444	8,579,444
Related party note receivable	7,746,717	8,296,717
Other noncurrent assets	15,954	15,954
Total assets	$30,367,172	$32,988,505
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$658,390	$1,066,514
Accrued expenses	1,125,359	449,004
Capital lease obligation	-	217,302
Related party debt obligation	197,922	272,215
Current portion of long-term debt, net of discounts	6,647,944	2,905,682
Total current liabilities	8,629,615	4,910,717
Other long term liability	-	820,657
Long-term debt, less current portion, net of discounts	6,763,880	13,288,701
Total liabilities	15,393,495	19,020,075
Commitments and contingencies (Note 7)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 24,313,312 and 24,120,695 shares issued and outstanding, respectively	24,313	24,120
Additional paid-in-capital	38,793,619	38,295,428
Accumulated deficit	(23,844,255)	(24,351,118)
Total shareholders’ equity	14,973,677	13,968,430
Total liabilities and shareholders’ equity	$30,367,172	$32,988,505

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016

Revenue	$4,446,540	$2,261,310	$11,865,648	$4,820,405

Operating costs and expenses
Cost of revenue	1,716,740	972,400	4,388,860	3,324,975
Selling, general and administrative expenses	1,102,373	1,319,686	3,837,218	4,149,136
Depreciation and amortization expense	907,837	932,250	2,745,232	3,379,215

Total operating costs and expenses	3,726,950	3,224,336	10,971,310	10,853,326

Operating income (loss)	719,590	(963,026)	894,338	(6,032,921)

Other income (expense)
Interest income	90,959	78,650	255,327	234,969
Interest expense	(224,510)	(373,335)	(698,638)	(1,101,412)
Other income	-	49,975	43,669	158,926
Gain on sale of assets	-	4,003	12,167	195,453
Unrealized gain on warrant derivative	-	28,301	-	28,301
Total other expense	(133,551)	(212,406)	(387,475)	(483,763)

Income (loss) before income taxes	586,039	(1,175,432)	506,863	(6,516,684)
Income tax expense	-	(2,000)	-	(2,000)
Net income (loss)	586,039	$(1,173,432)	$506,863	$(6,514,684)

Basic income (loss) earnings per common share	$0.02	$(0.07)	$0.02	$(0.37)
Basic weighted average common shares outstanding	24,261,272	17,891,786	24,218,477	17,606,324
Diluted income (loss) per common share	$0.02	$(0.07)	$0.02	$(0.37)
Diluted weighted average common shares outstanding	24,261,272	17,891,786	24,218,477	17,606,324

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$506,863	$(6,514,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,745,232	3,379,215
Amortization of debt discount	59,766	93,172
Deferred tax benefit	-	(2,000)
Share based compensation expense	498,384	534,051
Unrealized gain on warrant derivative	-	(28,301)
Write-off of Strider asset	-	361,903
Gain on sale of assets	(12,167)	(195,453)
Changes in operating assets and liabilities:
Accounts receivable	(1,493,995)	648,546
Inventories	(9,220)	(73,733)
Prepaid expenses and other noncurrent assets	(315,845)	(169,981)
Other assets	-	(10,936)
Accounts payable and accrued expenses	(610,936)	496,629
Other long term liabilities	(17,490)	-
Net Cash Provided by (Used in) Operating Activities	1,350,592	(1,481,572)
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(220,101)	(315,101)
Proceeds from sale of fixed assets	2,483,921	483,217
Net Cash Provided by Investing Activities	2,263,820	168,116
Cash Flows From Financing Activities
Principal payments on debt	(2,858,882)	(1,226,339)
Principal payments on related party debt	(74,293)	(44,662)
Principal payments on capital lease obligations	(217,302)	(244,461)
Proceeds received from debt borrowings	-	1,500,000
Net proceeds received from line of credit	-	637,992
Proceeds from sale of subsidiary	-	50,700
Proceeds from payments on related party note receivable	-	22,533
Stock offering expenses	-	(193,418)
Debt issuance costs	-	(153,643)
Net Cash (Used in) Provided by Financing Activities	(3,150,477)	348,702
Net increase (decrease) in Cash	463,935	(964,754)
Cash at Beginning of Period	2,241,902	1,297,002
Cash at End of Period	$2,705,837	$332,248
Supplemental information:
Cash paid for Interest	$617,565	$1,194,498
Non-cash payment of other long term liability by offsetting related party note receivable	$550,000	$-
Acquisition of equipment by issuance of note payable	$16,557	$-
Purchases of property, plant and equipment included in accrued expenses	$626,000	-
Long term debt paid with stock	$-	$1,000,000
Accounts receivable - stock subscription	$-	$5,297,500

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2017

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

Revenue Recognition

We are a drilling and completion tool technology company and we generate revenue from the manufacturing, repair, and sale of drilling and completion tools. Our manufactured products are produced in a standard manufacturing operation, even when produced to our customer’s specifications. We earn royalty commission revenue when our customer invoices their customer for the use of the tools. The Company may act as an agent by billing and collecting its customers’ tool rental revenue. When we are an agent for our customer, revenue is presented in the statement of operations on a net basis. At September 30, 2017, there was approximately $80,850 of accounts receivable and approximately $94,000 of accounts payable related to transactions we performed as an agent for our customer. At September 30, 2016, there was approximately $270,000 of accounts receivable and approximately $321,000 of accounts payable related to transactions we performed as an agent for our customer.

Unaudited Interim Financial Presentation

These interim consolidated condensed financial statements for the three and nine months ended September 30, 2017 and 2016, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations expected for the year ended December 31, 2017. These interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2016 and 2015 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”).

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

NOTE 2. LIQUIDITY

At September 30, 2017, we had a working capital deficit of approximately $1,800,000. The Company’s manufacturing facility is financed by a commercial bank loan with principal of $4,200,000 due August 15, 2018 (see Note 7 – Long-Term Debt). The classification of this debt from long-term to short-term resulted in a working capital deficit at September 30, 2017. The Company plans to work with its lender to refinance its commercial bank loan in the first half of 2018. Additionally, approximately $626,000 is included in accrued liabilities related to the exercise of the option to purchase machinery under our expired capital lease agreement (see Note 7 – Long-Term Debt). Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include managing our operating costs, working capital and debt to enhance liquidity. We will continue to work to grow revenue and review additional cost containment measures and be cash flow positive in 2017. If we are unable to do this and successfully refinance our commercial bank loan that is collateralized by our property, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

NOTE 3. INVENTORIES

Inventories is comprised of the following:

	September 30, 2017	December 31, 2016
Raw material	$1,000,895	$952,419
Work in progress	67,679	90,017
Finished goods	108,338	125,256
	$1,176,912	$1,167,692

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	September 30, 2017	December 31, 2016
Land	$880,416	$880,416
Buildings	4,847,778	4,847,778
Leasehold improvements	717,232	717,232
Machinery and equipment	8,141,746	5,060,281
Machinery under capital lease	-	2,322,340
Furniture and fixtures	507,554	507,554
Transportation assets	811,381	882,163
	15,906,107	15,217,764
Accumulated depreciation	(6,867,076)	(6,149,405)
	$9,039,031	$9,068,359

Depreciation expense related to property, plant and equipment for the three and nine months ended September 30, 2017 was $296,170 and $910,232, respectively, and for the three and nine months ended September 30, 2016 was $320,583 and $1,544,215, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	September 30, 2017	December 31, 2016
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(8,155,556)	(6,320,556)
	$6,744,444	$8,579,444

Amortization expense related to intangible assets for the three and nine months ended September 30, 2017 and September 30, 2016 was $611,667 and $1,835,000, respectively.

Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of September 30, 2017, the Company reviewed the net balance of the intangible assets and determined no impairment was needed.

NOTE 6. RELATED PARTY NOTE RECEIVABLE

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

The interest rate on the note is 4.5%. We earned interest of $87,867 and $251,600 for the three and nine months ended September 30, 2017, respectively, and interest of $78,421 and $233,558 for the three and nine months ended September 30, 2016, respectively.

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

We have the direct legal right to enforce the collateral and guaranty agreements entered into in connection with the Tronco loan and to collect Tronco’ s collateral sales proceeds, in order to recover the loan purchase amount. The Tronco loan continues to be secured by the first position liens on all of Tronco assets, as well as by the guarantees of Troy and Annette Meier (the “Meier Guaranties”), which are directly payable to and legally enforceable by us. In addition, the Meiers have provided us with stock pledges in which they pledge all of their shares of our common stock held by their family entities (the “Meier Stock Pledge”), as collateral for the Meiers guaranties until full repayment of Tronco loan. The pledged shares, which are subject to insider timing requirements and volume limitations under Rule 144 of the Securities Act and required periodic black-out periods, are being held in third-party escrow until full repayment of the Tronco loan. The Company holds 8,267,860 shares and 530,725 restricted stock units as collateral for the Tronco note as of September 30, 2017.

NOTE 7. LONG-TERM DEBT

Long-term debt is comprised of the following:

	September 30, 2017	December 31, 2016
Real estate loans	$4,583,000	$7,264,036
Hard Rock Note, net of discount	7,903,808	7,846,497
Machinery loans	557,368	684,921
Transportation loans	367,648	398,929
	13,411,824	16,194,383
Current portion of long-term debt	(6,647,944)	(2,905,682)
Long-term debt, less current portion	$6,763,880	$13,288,701

Real Estate Loans

Our manufacturing facility is financed by a commercial bank loan requiring monthly payments of approximately $39,000, including principal and interest at 5.25%. A lump sum principal payment of approximately $4.2 million is due at the maturity date of this loan on August 15, 2018.

On February 9, 2017, the Company sold real estate to Superior Auto Body (“SAB”), a related party, for the net proceeds of $2.5 million. The cash received from the sale was used to pay down the $2.5 million loan balance on the property. As part of the sale, the Company released 547,000 shares of the Meiers common stock from the collateral for the Tronco note (see Note 6 – Related Party Note Receivable).

Hard Rock Note

In 2014, the Company purchased all of the interests of Hard Rock Solutions, LLC (“Hard Rock”). Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”). The Hard Rock Note and subsequent amendments are secured by all of the patents, patents pending, other patent rights, and trademarks transferred in the closing of the Hard Rock acquisition. At issuance, the fair value of the Hard Rock Note was determined to be $11,144,000, which is less than the face value due to a below-market interest rate. The resulting discount of $1,356,000 will be amortized to interest expense using the effective interest method, totaling approximately $19,657 and $59,766 for the three and nine months ended September 30, 2017, respectively.

On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock. As amended and restated, the Hard Rock Note accrues interest at 5.75% per annum and matures and is fully payable on January 15, 2020. Under the current terms of the Hard Rock Note, we are required to make the following remaining payments: $2,000,000 in total principal plus accrued interest in 2018 through four $500,000 in principal plus accrued interest payments on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2019 for a total of $4,000,000 in principal and accrued interest. The remaining balance of principal of $2,000,000 and accrued interest on the Hard Rock Note are due on January 15, 2020. During 2017, we made accrued interest payments related to the note on January 15, 2017, March 15, 2017, May 15, 2017, and July 15, 2017 of $129,808, $74,356, $76,877, and $76,877, respectively.

Capital Lease

In 2012, we entered into a lease for machinery which was capitalized by the Company and accordingly, the machinery and the related obligation under the lease were included on the Company’s balance sheet. The lease had a five-year term with an option to buy the asset or renew the lease. On August 31, 2017, the Company exercised the option to purchase the machinery for $690,000, which is due in November 2017. As of September 30, 2017, the Company owed $626,000 to the original lessor which was included in accrued expenses.

NOTE 8. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. We are not currently involved in any litigation which management believes could have a material effect on our financial position or results of operations, except as follows:

Del Rio Suit

In October 2013, Del-Rio Resources, Inc. (“Del-Rio”) filed suit, on its own behalf and derivatively on behalf of Philco Exploration, LLC (“Philco”), against the following co-defendants (a) Tronco Ohio, LLC and Tronco, (b) the lender on the Tronco loan, ACF Property Management, Inc. (p.k.a. Fortuna Asset Management, LLC,) (“ACF”), (c) Troy and Annette Meier personally, and several of their family trusts, (d) Meier Family Holding Company, LLC and Meier Management Company, LLC, and (e) SDS and MPS in the Eighth Judicial District Court, Uintah County, Utah Cause #130800125 (the “Suit”). On May 11, 2017, pursuant to a mediation proceeding, all of the plaintiffs and remaining defendants in the Suit executed a Settlement Agreement whereby each of the parties have released all of their claims against the other parties to the Suit without liability, effective as of March 22, 2017. Such release includes the Company’s two subsidiaries that were a party to the Suit, SDS and MPS, as well as Troy and Annette Meier personally and all of their family trusts named as defendants in the Suit. As a result of the execution of the Settlement Agreement, a Stipulated Motion for Dismissal with Prejudice was filed with the Court which includes a form of Order of Dismissal with Prejudice (the “Court Order”). On May 15, 2017, the Court Order was executed by the judge and the Suit was formally dismissed with prejudice.

NOTE 9. RELATED PARTY TRANSACTIONS

In 2014, the Company issued notes payable to related parties in the amount of $2 million. The notes bear interest at 7.5% and were scheduled to mature on January 2, 2017. The Company made principal payments of $50,000 in January 2017 and $24,000 in May 2017. Based on an informal agreement, the Company will continue to reduce the balance on the note in 2017 against the interest due to the Company on the Tronco related party note receivable (see Note 6 – Related Party Note Receivable) instead of repaying the note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of September 30, 2017, and our results of operations for the three and nine months ended September 30, 2017 and 2016. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the years ended December 31, 2016 and 2015, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the “SEC”).

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

During the downturn in 2015 and 2016, our business with Baker Hughes decreased measurably as a result of the decline in drilling activity. This severely impacted both pricing and volume for drill bit refurbishment. We are contracted with Baker Hughes to serve the Rocky Mountain region that includes the Bakken shale formation in North Dakota. This region is higher cost production and as such, the drill rig count reduction was more dramatic than the overall U.S rig count decline. During the second half of calendar year 2016 and into 2017, the U.S. rig count began to increase from the historic low in May 2016 to 913 as of October 20, 2017. With this increase in market activity, we have seen an increase in demand for our product and services, however we have not seen an increase in pricing. The rate of growth in rig count stabilized in July 2017 and is expected to not increase at the same rate as it has over the last twelve months.

Lower oil and natural gas prices combined with the advent of horizontal drilling requires new technologies. We believe the value of our Drill-N- Ream tool and Strider technology combined with our low market penetration provide us sales opportunities in soft as well as robust markets.

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

GE Oil & Gas to merge with Baker Hughes. In October 2016, GE Oil and Gas and Baker Hughes announced an agreement to combine their businesses. Currently, Baker Hughes is our sole customer for our bit refurbishment business and we do not know how this merger may impact our business. Despite this, we intend to continue developing our long-time relationship with Baker Hughes. In January 2016, the Company entered into an agreement with Baker Hughes to supply them with the Strider technology with our Open Hole Strider tool and related services. Tool shipments associated with the agreement are expected to begin in early 2018. The agreement has no set expiration date or minimum shipment requirement. It will remain in force until it is canceled by either us or Baker Hughes, as stipulated in the agreement. The Company’s current agreement with Baker Hughes regarding drill bit refurbishment has been extended until January 28, 2018. The Company is currently negotiating an agreement renewal with Baker Hughes that is expected to replace the existing agreement.

RESULTS OF OPERATIONS

The following table represents our condensed consolidated statement of operations for the periods indicated:

	Three-Months Ended September 30,				Nine-Months Ended September 30,
(in thousands)	2017		2016		2017		2016
Revenue	$4,447	100%	$2,261	100%	$11,866	100%	$4,820	100%
Operating costs and expenses	3,727	84%	3,224	143%	10,971	92%	10,853	225%
Income (loss) from continuing operations	720	16%	(963)	(43)%	894	8%	(6,033)	(125)%
Other expense	(134)	(3)%	(212)	(9)%	(387)	(3)%	(484)	(10)%
Net income (loss)	$586	13%	$(1,173)	(52)%	$507	4%	$(6,515)	(136)%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

During 2016, the Company changed its revenue model from primarily renting tools to primarily selling tools. In May 2016, the Company entered into a distribution agreement with Drilling Tools International, Inc., (“DTI”), under which they purchase our Drill-N-Ream tool for their rental tool business. As part of this agreement, DTI also hired much of our field sales team and purchased the related vehicles associated with our previous rental tool business in the second half of 2016. In order to maintain exclusivity of the Drill-N-Ream Tool in the U.S. and Canada, the agreement required DTI to achieve 10% market share, defined as 10% of the average horizontal rig count in the 30 days prior to June 30, 2017. As a result of DTI’s successful efforts to achieve this 10% market share, our sales grew measurably when compared with the prior-year period.

For the three months ended September 30, 2017, as compared with the three months ended September 30, 2016

Revenue. Our revenue increased approximately $2,186,000, during the three months ended September 30, 2017 compared with the same period in 2016. Tool revenue for third quarter 2017 was $3,182,000 which was comprised of approximately $2,012,000 of tool rental and sales revenue and approximately $1,170,000 of other related revenue. Other related revenue includes royalty fees, maintenance and repair of tools. Tool revenue for third quarter 2016 was approximately $1,845,000 which was comprised of approximately $1,726,000 of tool rental and sales revenue and approximately $119,000 of other related revenue. Tool revenue for the third quarter 2017 grew as a result of the continued increase in U.S. drilling activity from 2016 to 2017, and the Company’s channel partner’s efforts to retain its exclusivity in the U.S. and Canada by achieving its increasing market share targets. Contract services revenue increased 204% to approximately $1,264,000 for the three months ended September 30, 2017 compared with approximately $417,000 for the same period in 2016 as a result of the increase in drilling activity in 2017, which drove demand for drill bit refurbishment, as well as the Company receiving overflow drill bit refurbishment work from outside its contracted territory.

Operating Costs and Expenses. Total operating costs and expenses increased approximately $503,000 during the three months ended September 30, 2017 compared with the same period in 2016.

●	Cost of revenue increased approximately $744,000 in the third quarter of 2017 compared with the prior-year period due to an increase in volume. As a percentage of revenue, cost of sales was 39%, compared with 43% in the prior year period.

●	Selling, general and administrative expenses decreased approximately $217,000 for the three months ended September 30, 2017 compared with the same period in 2016. The decrease was due to a reduction in professional fees and research and development expense.

●	Depreciation and amortization expense decreased approximately $24,000.

Other Income (Expense). Other income and expense primarily consists of rent income, interest income, interest expense and gain or loss on disposition of assets.

●	Other Income. There was no other income in the third quarter of 2017 due to the sale of SAB facilities in February 2017. As result of the sale, we will no longer receive this rental income.

●	Interest Income. For the three months ended September 30, 2017 and 2016 interest income was approximately $91,000 and $79,000, respectively, and relates to interest received from the Tronco related party note receivable.

●	Interest Expense. The interest expense for the three months ended September 30, 2017 and 2016 was approximately $225,000 and $373,000, respectively. The decline in interest expense was due primarily to principal payments associated with the Hard Rock Note.

For the nine months ended September 30, 2017 as compared with the nine months ended September 30, 2016

Revenue. Our revenue increased approximately $7,046,000, during the nine months ended September 30, 2017 compared with the same period in 2016. Tool revenue for the nine months ended September 30, 2017 was approximately $7,938,000 which was comprised of approximately $5,257,000 of tool rental and sales revenue and approximately $2,681,000 of other related revenue. Other related revenue includes royalty fees, maintenance and repair of tools and agency fees. Tool revenue for the nine months ended September 30, 2016 was approximately $3,687,000 which was comprised of approximately $3,474,000 of tool rental and sales revenue and approximately $213,000 of other related revenue Tool revenue for the nine months of 2017 grew as a result of the Company’s shift in business model in May 2016 from a rental tool business to a tool sales business, the increase in U.S. drilling activity from 2016 to 2017 and the Company’s channel partner’s efforts to retain its exclusivity in the U.S. and Canada by achieving its increasing market share targets. Contract services revenue increased 247% to approximately $3,927,000 for the nine months ended September 30, 2017 compared with approximately $1,133,000 for the same period in 2016 as a result of the increase in drilling activity in 2017 driving demand for its drill bit refurbishment capabilities.

Operating Costs and Expenses. Total operating costs and expenses increased approximately $118,000 during the nine months ended September 30, 2017 compared with the same period in 2016.

●	Cost of revenue increased approximately $1,064,000 for the nine months ended September 30, 2017 compared with the prior-year period due to an increase in volume. As a percentage of revenue, cost of sales was 37% compared with 69% in the prior year period.

●	Selling, general and administrative expenses decreased approximately $312,000 for the nine months ended September 30, 2017 compared with the same period in 2016. The decrease was due to restructuring the sales and marketing departments as a result of the business model change and a decrease in research and development.

●	Depreciation and amortization expense decreased approximately $634,000 primarily as a result of the Drill-N-Ream tool being reclassified from property, plant, and equipment to inventory in accordance with the Company’s shift from a rental tool business to a tool sales business, for the nine months ended September 30, 2017 compared with the same period in 2016.

Other Income (Expenses). Other income and expense primarily consists of rent income, interest income, interest expense and loss on disposition of assets.

●

Other Income. For the nine months ended September 30, 2017 and 2016, other income was approximately $44,000 and $159,000, respectively. The decrease was the result of the sale of the SAB facilities in February 2017. As result of the sale, we will no longer receive this rental income. For the nine months ended September 30, 2016, we received $158,926 rental from two real property leases, our SAB facilities and our Vernal campus.

●	Interest Income. For the nine months ended September 30, 2017 and 2016, interest income was approximately $255,000 and $235,000, respectively, and relates to interest received from the Tronco related party note receivable.

●	Interest Expense. The interest expense for the nine months ended September 30, 2017 and 2016 was approximately $699,000 and $1,101,000, respectively. The decline in interest expense was due primarily to principal payments associated with the Hard Rock Note.

Liquidity

At September 30, 2017, we had a working capital deficit of approximately $1,800,000. The Company’s manufacturing facility is financed by a commercial bank loan with principal of $4,200,000 due August 15, 2018 (see Note 7 – Long-Term Debt). The classification of this debt from long-term to short-term resulted in a working capital deficit at September 30, 2017. The Company plans to work with its lender to refinance its commercial bank loan in the first half of 2018. Additionally, approximately $626,000 is included in accrued liabilities related to the exercise of the option to purchase machinery under our expired capital lease agreement (see Note 7 – Long-Term Debt). Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. In February 2017, the Company received approximately $2,483,000 related to the sale of the SAB facilities, and we used the proceeds to repay the mortgage related to the SAB property of approximately $2,500,000. Our operational and financial strategies include managing our operating costs, working capital and debt to enhance liquidity. We will continue to work to grow revenue and review additional cost containment measures and be cash flow positive in 2017. If we are unable to do this and successfully refinance our commercial bank loan that is collateralized by our property, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

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

Hard Rock Note: On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock Solutions, LLC (as so amended and restated, the “Hard Rock Note”). As amended and restated, the Hard Rock Note accrues interest at 5.75% per annum and matures on January 15, 2020. Under the current terms of the Hard Rock Note, we are required to make the following remaining payments: $500,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2018, and $1,000,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2019. The remaining principal balance of $2,000,000 and accrued interest on the Hard Rock Note are due on January 15, 2020. During 2017, we made accrued interest payments related to the note on January 15, 2017, March 15, 2017, May 15, 2017 and July 15, 2017 of $129,808, $74,356, $76,877 and $76,877, respectively.

Cash Flow

Operating Cash Flows

For the nine months ended September 30, 2017, net cash provided by our operating activities was approximately $1,351,000. The Company had approximately $507,000 of net income, approximately $1,494,000 increase in accounts receivable, a decrease in accounts payable and accrued expenses of approximately $611,000 and a decrease in depreciation and amortization expense of approximately $634,000.

Investing Cash Flows

For the nine months ended September 30, 2017, net cash provided by our investing activities was approximately $2,264,000. The Company received approximately $2,484,000 related to the sale of the SAB facilities. The Company used approximately $220,000 in investing activities for property, plant and equipment purchases.

Financing Cash Flows

For the nine months ended September 30, 2017, net cash used in our financing activities was approximately $3,150,000 primarily attributable to a $2,500,000 loan repayment related to the SAB property that was sold in February 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2017 due to certain material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement in our interim financial statements will not be prevented or detected on a timely basis. During the course of our assessment, management identified that the Company has a lack of staffing and appropriate accounting expertise within its accounting department. Management believes the lack of accounting and financial personnel amounts to a material weakness in its internal control over financial reporting and their ability to adequately prepare financial statements and disclosures, and a lack of accounting expertise to appropriately apply GAAP for complex and non-routine transactions. As a result, at September 30, 2017 and on the date of this Report, its internal control over financial reporting is not effective.

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

At December 31, 2016, we had working capital of approximately $2.1 million. On September 30, 2016, we priced a public offering of common stock at $1.00 per share. The transaction closed on October 5, 2016. Net of underwriting and stock offering expenses of approximately $709,000, proceeds to the Company were approximately $5.0 million. The Company used the proceeds to pay off a $1 million Bridge Financing completed on August 5, 2016, and the $868,000 indebtedness on our $3 million credit facility with Federal National Commercial Credit (“FNCC”) as well as for general corporate purposes, including working capital. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments.

As amended and restated effective August 10, 2016, the Hard Rock Note accrues interest at 5.75% per annum and matures and is fully payable on January 15, 2020. Under the current terms of Hard Rock Note, and after the payment described below, we are required to make the following remaining payments: equal payments totaling $2,000,000 of principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2018, and equal principal payments totaling $4,000,000 (plus accrued interest) on each of January 15, March 15, May 15 and July 15, 2019, with the remaining $2,000,000 balance of principal and accrued interest on the Hard Rock Note due on January 15, 2020. During 2017, we made the accrued interest payments related to the note on January 15, 2017, March 15, 2017, May 15, 2017, and July 15, 2017 of $129,808, $74,356, $76,877 and $76,877, respectively.

The Company’s manufacturing facility is financed by a commercial bank loan with principal of $4,200,000 due August 15, 2018 (see Note 7 – Long-Term Debt). The classification of this debt from long-term to short-term resulted in a working capital deficit of approximately $1.8 million at September 30, 2017. The Company plans to work with its lender to refinance its commercial bank loan in the first half of 2018.

Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and debt to enhance liquidity. For example, to conserve cash, we implemented a salary for stock options program during the first quarter of 2016 for senior management and our board of directors. With the success we are having with our distributor agreement with DTI and the opportunity with our new CTS tool, we believe we should have sufficient capital to support our opportunities in 2017.

We expect to be cash flow positive in 2017. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. In order to make our debt payments in 2018, we may need additional capital to support additional growth. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

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

As noted above, we are required to make payments on the Hard Rock Note of $2.0 million (plus accrued interest) in 2018 and $4.0 million (plus accrued interest) for 2019, with the balance of $2.0 million due on maturity in January 2020. Interest will continue to accrue on the Hard Rock Note based on the $1,000,000 value of the shares of common stock until such shares are registered. In addition, we are required to make monthly payments of approximately $100,000 on our other indebtedness.

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

Our customer base is concentrated and the loss of, or nonperformance by, one or more of our significant customers, or our failure to expand our channels to market and further commercialize could cause our revenue to decline substantially.

We have two large customers that currently comprise 96% of our total revenue. It is likely that we will continue to derive a portion of our revenue from a relatively small number of customers in the future. If a major customer decided not to continue to use our services or significantly reduces its drilling plans, or if we are unable to expand our channels to market or further commercialize, our revenue would decline and our operating results and financial condition could be harmed. In addition, we are subject to credit risk due to the concentration of our customer base. Any increase in the nonpayment of and nonperformance by our counterparties, either as a result of changes in financial and economic conditions or otherwise, could have a material effect on our business, results of operations and financial condition and could adversely affect our liquidity.

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

SUPERIOR DRILLING PRODUCTS, INC.

November 9, 2017	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer (Principal Executive Officer)

November 9, 2017	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

