Form 10-K
period 2017-12-31
Superior Drilling Products, Inc.
filed 2018-03-23
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

The registrant had issued and outstanding 24,535,139 shares of its common stock on March 15, 2018.

Documents incorporated by reference: NONE.

SUPERIOR DRILLING PRODUCTS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Superior Drilling Products, Inc. (the “Company” or “SDPI”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. The forward-looking statements contained in or incorporated by reference into this Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including:

●	the volatility of oil and natural gas prices;

●	the cyclical nature of the oil and gas industry;

●	availability of financing, flexibility in restructuring existing debt and access to capital markets;

●	consolidation within our customers’ industries;

●	competitive products and pricing pressures;

●	our reliance on significant customers;

●	our limited operating history;

●	our ability to develop and commercialize new and/or innovative drilling and completion tool technologies;

●	fluctuations in our operating results;

●	our dependence on key personnel;

●	costs of raw materials;

●	our dependence on third party suppliers;

●	unforeseen risks in our manufacturing processes;

●	the need for skilled workers;

●	our ability to successfully manage our growth strategy;

●	unanticipated risks associated with, and our ability to integrate, acquisitions;

●	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

●	terrorist threats or acts, war and civil disturbances;

●	our ability to protect our intellectual property;

●	impact of environmental matters, including future environmental regulations;

●	implementing and complying with safety policies;

●	breaches of security in our information systems and other cybersecurity risks;

●	related party transactions with our founders; and

●	risks associated with our common stock.

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

PART I

ITEM 1. BUSINESS

Nature of Operations

Superior Drilling Products, Inc. (the “Company”, “SDPI”, “we”, “our” or “us”) is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling and completions industry. Our headquarters and manufacturing operations are located in Vernal, Utah. The Company innovates, designs, engineers, manufactures, sells, and repairs drilling and completion tools. We design and manufacture new drill bit and horizontal drill string enhancement tools and refurbish PDC (polycrystalline diamond compact) drill bits for the oil, natural gas and mining services industry. Our customers are primarily service companies that support companies engaged in domestic and international exploration and production of oil and natural gas.

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

We currently have three basic operations:

●	Our PDC drill bit and other tool refurbishing and manufacturing service,

●	Our emerging technologies business that manufactures the Drill-N-Ream tool, our innovative drill string enhancement tool, the Strider technology and other tools

●	Our new product development business that conducts our research and development, and designs our horizontal drill string enhancement tools, other down-hole drilling technologies, and drilling tool manufacturing technologies.

Our Company

Our strategy for growth is to leverage its expertise in drill tool technology and precision machining in order to broaden our product offerings and solutions for the oil and gas industry. We believe through our patented technologies, as well as technologies under development, that we can offer the industry the solutions it demands to improve drilling efficiencies and reduce production costs.

Our co-founder, Troy Meier, developed the first commercially-viable process for refurbishing PDC drill bits after a successful 13-year career with a predecessor of Baker Hughes Inc. He was also co-inventor of the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool” or “DnR”). We used the proceeds from our IPO to acquire the remaining rights to the tool. While our initial strategy after the acquisition was to be a rental tool company, we made a major strategic shift in 2016 to focus on our core competencies of innovation in manufacturing technologies, creation of solution for the upstream oil and gas industry, drilling tool fleet maintenance and repair and the development engineering and manufacture of new tools and technologies.

For the past 22 years, we have manufactured and refurbished PDC drill bits exclusively for Baker Hughes’s oilfield operations in the Rocky Mountain, California and Alaska regions, as well as other areas as needed to support their internal operations. We have extended our long-standing contract with Baker Hughes until March 31, 2018 in order to ensure there is no disruption of service while we negotiate new terms that broaden our relationship with them.

We have been expanding our offerings and broadening our customer base and the end-users of our technologies by demonstrating our engineering, design and manufacturing expertise of down-hole drilling tools. In addition to the patented Drill-N-Ream tool, our products include the patented Strider™ Drill String Oscillation System technology (“Strider technology”) which is applied to the Open Hole Strider tool (“OHS”) and the CTS (coiled tubing strider), the V-Stream Advanced Conditioning System and the Dedicated Reamer Stinger. We are also developing a suite of other horizontal drill string tools, each of which addresses a different technical challenge presented by today’s horizontal drilling designs. In addition, we work with our customers to develop new products and enhancements to existing products in order to improve efficiency and safety and solve complex drilling tool problems.

We manufacture our solutions, as well as custom products, in our state-of-the-art drill tool fabrication facility where we operate a technologically-advanced PDC drill bit refurbishing facility, as well as a state-of-the-art, high-tech drilling and completion tool engineering design and manufacturing operation. We manufacture our drill string enhancement tools, including the patented Drill- N-Ream tool and the patented Strider technology, and conduct our new product research and development from this facility.

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

In May 2016, the Company entered into an agreement with Drilling Tools International (“DTI”), under which DTI had a requirement to purchase our Drill-N-Ream tool for their rental tool business and achieve market share requirements in order to maintain exclusive marketing rights for the Drill-N-Ream. This agreement began the shift of our business model from a rental tool company to a manufacturer that designs, builds and sells tools. DTI, has exclusive rights to market the Drill-N-Ream in the U.S. and Canada, both onshore and offshore. It must achieve defined market share goals with our tool that started in June 2017 and increase through the end of 2020. We receive revenue from DTI for tool sales, tool repairs and a royalty fee based on the tools usage.

In 2016, the Company entered into a non-exclusive agreement with Baker Hughes to supply them with the Strider technology with our open Hole Strider tool and related services. Tool shipments under the agreement are expected to begin mid-2018. The agreement has no set expiration date or minimum shipment requirement. It will remain in force until it is canceled by either us or Baker Hughes, as stipulated in the agreement. The Company’s current agreement with Baker Hughes regarding drill bit refurbishment has been extended until March 31, 2018. The Company is currently negotiating new terms for a replacement agreement with the intent to broaden the relationship with Baker Hughes and not have any disruption in operations or production.

In December 2017, the Company entered into an agreement with Weatherford U.S., L.P. (“Weatherford”) to launch a joint market development program to introduce our Drill-N-Ream tool in the Middle East. Under the development agreement, Weatherford and SDPI will demonstrate the Drill-N-Ream’s capabilities with large Middle East operators in Saudi Arabia, Kuwait and Oman. The program is planned to continue through June 30, 2018. SDPI and Weatherford each employ a local resident Product Champion to execute the pilot test program of 18 Drill-N-Ream tools. Upon the technology being proven in the region, the parties plan to enter into a long-term commercial agreement.

Our Strategy for Growth

We intend to pursue the following growth strategies as we seek to expand our market share and solidify our position as a competitive drilling tool manufacturer in the drilling industry:

Leverage highly advanced tool technologies. We currently have two differentiated advanced drilling tool technologies that address challenges encountered in the oil and gas drilling marketplace.

● The Strider technology is a patented drill string oscillation system that minimizes drill string friction thereby improving weight on bit for directional drilling. Its technological advancements, including a two-part design, enable the Strider to be placed closer to the drill bit than other oscillation tools. We have two tools that incorporate the Strider technology: the CTS and the OHS.

● The Drill-N-Ream tool has a unique design that provides a cleaner well bore with fewer ledges and a wider drift, while eliminating the need for a dedicated reaming run. As a result, our end users experience fewer drill string tool failures and reduce the number of drilling days per well.

Expand our channels to market. We have strategically shifted from creating a rental tool business to leveraging existing distribution channels in the exploration and production industry. As noted earlier, in May 2016, we entered into an agreement with DTI, establishing DTI as the exclusive distributor of our patented Drill-N-Ream tool in the United States and Canada onshore and offshore markets. As a result of this agreement, we believe our technology will penetrate the market more efficiently as DTI already has developed long-term relationships with end users.

We are expanding our channels to market and our geographic presence with the market development agreement we entered into with Weatherford in December 2017. We expect to add additional distributors as we expand our tool offering. We also expect to leverage our distributor and customer relationships to identify needs for new tool development and to use these channels to market a broadened product offering as it is developed.

We are currently negotiating a new agreement with Baker Hughes to broaden our relationship beyond what we have provided for them the past 22 years. While Baker Hughes continues to use us for its drill bit refurbishment in the Rocky Mountain and other Western regions of the U.S., we have also leveraged our long time relationship to increase our market penetration. In 2016, we added our OHS tool rental agreement to our drill bit refurbishing business with Baker Hughes. Their sales force will now offer the OHS in order to provide a complete offering to their customers. We intend to continue to develop our long-time relationship with Baker Hughes and look for other ways to partner with them.

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

Seek strategic acquisitions to enhance or expand our product lines. While capital constraints are currently requiring us to focus on organic growth, we may identify new technologies to add to our arsenal of tools for the exploration and production industry. In analyzing new acquisitions, we intend to pursue opportunities that complement our existing product line and/or that are geographically situated within our current market. We believe that strategic acquisitions will enable us to exploit economies of scale in the areas of finance, human resources, marketing, administration, information technology, and legal, while also providing cross-marketing opportunities among our drill tool product offerings.

Our Horizontal Drilling Tools and Technologies

Drill-N-Ream Tool. The Drill-N-Ream tool is a dual-section wellbore conditioning tool which is located behind the bottom hole assembly (BHA) to smooth and slightly enlarge the well drift in the curved and horizontal sections of horizontal wells, in both oil and water based mud. The Drill-N-Ream tool is available in multiple sizes and can be custom manufactured to fit any hole size. Concurrently as the well bore is being drilled, the Drill-N-Ream tool conditions the well bore tortuosity brought about from the drill bit geo-steering, and from directional drilling overcorrections and formation interactions which allows the drill string to move through the conditioned well bore left by the drill bit with less friction and stress. As a result, the Drill-N-Ream tool extends the horizontal distance of the well bore by:

(a) smoothing out ledges and doglegs left by the bit, which allows the drill string to move through a conditioned well bore with less friction and stress,

(b) reducing tool joint damages and trip time (i.e. the time required to remove and reinsert the drill string),

(c) enhancing the power available to drive the drill bit assembly,

(d) extending the horizontal distance that can be drilled during a run and making tripping (removal of the drill string), and

(e) the running of casing in the completed well much easier.

This also reduces the number of “trips” required by the operator, or the number of times the drill string has to be removed and reinserted. Each time a drilling operator has to trip the drill string and replace a bit or other drill string component, it costs the operator substantial time and money, so we believe anything that allows each run to extend further without additional tripping is of great value to our customers. Traditional methods for conditioning the well bore entails removing the drill string and running a dedicated reamer through the well bore, typically in two separate runs. The Drill-N-Ream tool eliminates the need for dedicated reamer runs, and therefore reduces the cost of drilling a horizontal well.

We believe that the Drill-N-Ream’s rapid adoption and continued use by operators validates its effectiveness and industry acceptance. In fact, leading operators have begun to standardize their drilling assembly with a Drill-N-Ream tool. In addition, we understand that a number of customers have rented the Drill-N-Ream tool after first trying competitive products. We expect the above factors to support increasing interest in, and revenue from, the Drill-N-Ream tool over the next several years as more well operators’ reports of its effectiveness are transmitted through word-of-mouth by an increasing user base to other well operators globally.

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

The Strider technology is composed of two main parts, a hydraulic channeling chamber (HCC) and a rhythmic pulsation chamber (RPC). The RPC contains a precisely engineered, high speed pulse-valve that systematically restricts flow area. During flow restriction, or “closure”, the ideal amount of fluid is allowed to continue down hole. This perfectly controlled hydraulic flow produces an optimal pulse frequency, which is preferred for bottom hole assembly equipment. The low frequency also allows for placement of the Strider technology closer to the bit than typical oscillation tools.

We believe that our Strider technology is at the forefront of drill string tool technological development for horizontal drilling. We also believe our Strider technology offers significant advantages over our competitors drill string stimulation tools and will be rapidly accepted in the drilling market and completion markets.

We have two tools that we have developed with our Strider technology: the CTS and OHS.

The CTS is used in the completions industry to assist the coiled tube used to complete previously drilled well bores to get to bottom depth. It is used by oil field services companies that specialize in completions, as well as by the operators. We expect to commercialize the redesigned CTS in mid-2018.

The OHS is used as a component of the bottom hole assembly for drilling to create improved drilling efficiencies by reducing friction and adding additional thrust behind the drill bit. The tool is expected to be commercialized and ready for shipment in mid-2018.

V-Stream advanced conditioning system (“V-Stream”). The V-Stream tool is an integral spiral blade stabilizer and is engineered to combine stabilization with reaming. A cavity or plenum in the middle of the blades facilities enhanced fluid flow for cuttings transport and reduces torque when compared with typical stabilizers with similar overall blade length. Non-active cutters at gauge enable the V-Stream to remove formation and condition the hole while controlling deviation. With these unique features, the V-Stream will stabilize the BHA and condition the hole simultaneously to optimize the drilling operations.

Dedicated Reamer Stinger (“DR Stinger”). DR Stinger is designed to optimize dedicated reamer operations. DR Stinger utilized our fully-patented Drill-N-Ream tool with its dual stage eccentric reamers which conditions well bores by increasing well bore drift. The two reamer stages spaced approximately five feet apart act in unison to force each other into the formation while efficiently reducing ledges, doglegs, and well bore tortuosity. With DR Stinger, a tapered stinger is placed just below the Drill-N-Ream tool at the end of the drill string. The DR Stinger eliminates any bit costs during the reamer operation as it is run without a bit, offering a much better indication of hole conditions. Floats are included in the DR Stinger, as well as an anti-plug port system with both features eliminating any plugging of the drill string. With no bit on the DR Stringer, the drill string will find and keep well bore center preventing unplanned side tracks.

Our Drill Bit Refurbishment Business

Our original arrangement with Baker Hughes was an agreement to perform our drill bit refurbishment work exclusively for their Rocky Mountain, California and Alaskan regions. We believe that we continue to lead the industry in PDC drill bit repair technology – continually improving repair techniques to improve drill bit performance and efficiency. We are negotiating a new agreement with Baker Hughes to both deepen and broaden our relationship with them while providing continuity of service.

Oil and Gas Drilling Industry

Overview

Drilling and completion of oil and gas wells are upstream operations in the oil and gas industry served by the oilfield services group within the energy industry. The drilling industry is often segmented into the North American market and the International market. These markets share common exposure to the same macro environment, but also exhibit unique factors that drive the dynamics of each market.

Oilfield services companies drill the wells for hydrocarbon exploration and production (“E&P”) companies. Demand for drilling services is a function of the willingness of E&P companies to make operating and capital expenditures to explore for, develop and produce hydrocarbons. This is highly dependent upon the global demand for oil and gas, the price of the commodities and the cost of drilling services. When oil or natural gas prices increase, E&P companies generally increase their capital expenditures, resulting in greater revenue and profits for both drillers and equipment manufacturers. Likewise, significant decreases in the prices of those commodities may lead E&P companies to reduce their capital expenditures, which decreases the demand for drilling equipment.

Trends in the Industry

Recent Rig Count Improvement; Industry Volatility. Our business is highly dependent upon the vibrancy of the oil and gas drilling operations in the U.S. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Soon after the completion of our IPO in late May 2014 and through early 2016, oil prices dramatically declined in the United States and as a result, the number of operating drill rigs has been measurably reduced. The NYMEX-WTI oil price was as low as $26.19 in February 2016 compared with its current price of $60.51 in February 2018. The NYMEX-Henry Hub natural gas price was as low as $1.49 per MMBtu in March 2016 and in February 2018 rose to $2.63. In concert with the decline in commodity prices, the Baker Hughes weekly rotary rig count decreased over 70% from a high of 1,931 on September 13, 2014 to a historic low of 404 as of May 27, 2016.

The downturn in 2015 and 2016, severely impacted both pricing and volume for drill bit refurbishment. Our contracted areas with Baker Hughes include the higher cost production Bakken shale formation in North Dakota, which had a more dramatic decline in rig count than the overall U.S rig count decline.

The recovery in the industry began during the second half of calendar year 2016 and into 2017, as the U.S. rig count more than doubled from mid-2016 to mid-2017. The rate of growth in rig count stabilized in July 2017 and is still increasing but at a slower rate. Oil and gas production has increased to record levels and grew at a faster rate than the increased rig count because of better rig technology and higher rates of productivity per rig. With the increase in market activity, we have seen an increase in demand for our product and services, although we have not seen an increase in pricing.

Advancing Production Technologies. The oil and gas industry is increasingly using directional (e.g., horizontal) drilling in their exploration and production activities because of significantly improved recovery rates that can be achieved with these methods. With the rise of this type of drilling, traditional drill string tools used for vertical drilling do not necessarily provide the best performance or are not well suited for directional drilling. In addition, lower oil and natural gas prices combined with more technically challenging horizontal drilling has driven the demand for new technologies. We believe the value of our Drill-N-Ream tool and Strider technology have proven to provide significant operational efficiencies and costs savings for horizontal drilling activity and, combined with our low market penetration, provide us sales opportunities in soft as well as robust markets.

GE Oil & Gas merger with Baker Hughes. In October 2016, GE Oil Gas and Baker Hughes announced an agreement to combine their businesses. Currently Baker Hughes is our sole customer for our bit refurbishment business and we expect this merger will impact our collection of accounts receivable from 60 contractual days to 120 contractual days. Despite this, we intend to continue developing our long-time relationship with Baker Hughes including our agreement with Baker Hughes to supply the Strider technology with our OHS tool and related services. As well as the negotiations of an agreement renewal with Baker Hughes that will broaden our relationship beyond the current agreement which was extended to March 31, 2018.

New Product Development and Intellectual Property

Our sales and earnings are influenced by our ability to successfully provide the high-level service that our customers demand, which in turn relies on our ability to develop new processes, technology, and products. We have also historically dedicated additional resources toward the development of new technology and equipment to enhance the effectiveness, safety, and efficiency of the products and services we provide. We expect that with our extensive knowledge and experience in the oilfield industry, we can identify additional challenges with directional drilling, and then design and develop tools that will help our customers with their drilling challenges. Further development of additional drill string components will become increasingly important to our business as we continue to grow through both organic expansion and strategic acquisitions.

During 2016, research and development costs were approximately $1.2 million. In 2017, our research and development costs decreased slightly to $0.7 million, which represented 5% of our 2017 revenue as we continued to maintain our commitment to new product development during the downturn in our industry.

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

In 2016, the Company entered into an agreement with DTI, under which DTI has a requirement to purchase our Drill-N-Ream tool for their rental tool business and achieve market share requirements in order to maintain exclusive marketing rights for the Drill-N-Ream tool. This agreement changed our business model from a rental tool company to a manufacturer that designs, builds and sells tools. DTI, has exclusive rights to market the Drill-N-Ream tool in the U.S., both onshore and offshore, and in Canada. It must achieve defined market share goals with our tool which began in June 2017 and increases through to the end of 2020. We are in the process of evaluating DTI’s market share performance as of December 31, 2017, as well as negotiating an amendment to the agreement with DTI. We receive revenue from DTI for tool sales, tool repairs and a royalty fee based on the tools usage.

Our OHS agreement with Baker Hughes enables us to supply our drill string oscillation tool which reduces drill string friction on horizontal wells, resulting in improved rates of penetration and cost savings. The agreement has no set expiration date or minimum shipment requirement. It will remain in force until either SDP or Baker Hughes cancel it. Subject to certain limitations, the agreement is terminable by Baker Hughes on 30 days prior written notice. The tool is expected to be commercialized and ready for shipment in mid-2018.

In December 2017, the Company entered into an agreement with Weatherford to launch a joint market development program to introduce our Drill-N-Ream tool in the Middle East. Under the development agreement, Weatherford and SDPI will demonstrate the Drill-N-Ream’s capabilities with large Middle East operators in Saudi Arabia, Kuwait and Oman. The program is planned to continue through June 30, 2018. SDPI and Weatherford each employ a local resident Product Champion to execute the pilot test program which originally was for 16 Drill-N-Ream tools and has been expanded since then to 18 DnRs. Upon the technology being proven in the region, the parties plan to enter into a long-term commercial agreement.

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

Industry-recognized expertise and innovation. We believe that we have developed a strong reputation for producing quality products and services based upon our industry-recognized depth of experience, ability to attract and retain quality employees, and innovative processes and applications. We believe that several of the drill bit refurbishing processes and technologies that we developed have raised industry standards.

Experienced management team with proven track record. Our executive officers and senior operational managers have extensive experience both with us and in the oilfield service industry generally. Our chief executive officer and co-founder, Troy Meier, has a 33-year relationship with Baker Hughes, providing innovative ideas to support Baker Hughes in maintaining their leadership role in the drill bit industry. Meier family entities continue to be a significant shareholder of our outstanding stock which we believe aligns their interests with the interests of our public investors.

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

Customers

Distributor/Agent Relationships and Customer Diversification. In 2016, we entered into an agreement with Baker Hughes to be a market channel partner for new customers of our Strider technology, specifically the Open Hole Strider. We engaged with DTI in May 2016 to be the exclusive distributor of the Drill-N-Ream in the United States and Canada onshore and offshore markets. We are also working on additional prospective channel partners, including Weatherford for the Middle East market and for the CTS. While our direct customers are limited and our concentration of revenue is high, the users of our patented technologies continues to increase and represent leading oil and gas producers in North America. Our manufacturing technologies operations also provide us diversification opportunities as we can custom create manufacturing designs and build prototypes for our customers’ new technologies under development.

Drill Bit Refurbishing. Our sole customer for our drill bit refurbishing services is Hughes Christensen, the division of Baker Hughes responsible for drill bits, under our exclusive long-term contract with them. Our current agreement with Baker Hughes regarding drill bit refurbishment has been extended until March 31, 2018. We are currently negotiating an agreement renewal with Baker Hughes that is expected to replace the existing agreement. We work directly with their field engineers, manufacturing and marketing representatives to develop new products and enhancements, improve efficiency and safety, and solve complex drilling tool problems.

Drilling Enhancement Tools. E&P operators, other oil field services companies and distributors are demanding key technologies, such as advanced directional drilling and more complex completion systems in order to reduce costs resource requirements and tie to production. We believe that there will be significant opportunities to bring new products and equipment to market, such as our Drill-N-Ream tool and Strider technology, which have been designed and engineered with these new challenges in mind.

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

Employees

As of December 31, 2017, we had 54 full-time employees compared with 43 full-time employees at the same time in December 2016. We generally have been able to locate and engage highly qualified employees as needed. None of our employees are covered by an ongoing collective bargaining agreement, and we have experienced no work stoppages. We consider our employee relations to be good.

ITEM 1A. Risk Factors

Risks Related to Our Business and Industry

A decline in expenditures by the oil and gas industry could impact our revenue and income and result in an impairment of our assets.

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

At December 31, 2017, we had a working capital deficit of approximately $1,300,000. The Company’s manufacturing facility is financed by a commercial bank mortgage loan with principal of $4,200,000 due August 15, 2018. The classification of this debt from long-term to short-term resulted in a working capital deficit at December 31, 2017. The Company plans to work with its lender to refinance its commercial bank loan in the first half of 2018.

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

On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock Solutions, LLC. As amended and restated, the Hard Rock Note accrues interest at 5.75% per annum and matures on January 15, 2020. In 2016, we paid interest of $769,582 and a principal payment of $2,000,000, of which $1,000,000 was paid with 700,000 restricted shares of common stock on August 10, 2016 (having an agreed per share value of $1.43). During the year ending December 31, 2017, we paid interest of $515,452 and made an advanced principal payment of $500,000. Subsequent to year end, we made the accrued interest payments related to the note on January 15, 2018 of $70,890 and made a $500,000 principal payment. The following remaining payments are required under the current terms of the Hard Rock note: in 2018, $500,000 in principal plus accrued interest is due and payable on each of May 15 and July 15, 2018. In 2019, $1,000,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2019. The remaining balance of principal of $2,000,000 and accrued interest on the Hard Rock Note are due on January 15, 2020.

Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and debt to enhance liquidity. For example, to conserve cash, we implemented a salary for stock options program during the first quarter of 2016 for senior management and our board of directors. With the success we are having with our distributor agreement with DTI and the opportunity with our new OHS and CTS tool, we believe we should have sufficient capital to support our opportunities in 2018.

Our operational and financial strategies include managing our operating costs, working capital and debt to enhance liquidity. We will continue to work to grow revenue and review additional cost containment measures and be cash flow positive in 2018. If we are unable to do this and successfully refinance our commercial bank loan that is collateralized by our property, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

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

We are required to make remaining payments on the Hard Rock Note of $1.0 million (plus accrued interest) in 2018 and $4.0 million (plus accrued interest) for 2019, with the balance of $2.0 million due on maturity in January 2020. We have a commercial bank loan with principal of $4,200,000 due in August 2018. We plan to refinance the loan in the first half of 2018. In addition, we are required to make monthly payments of approximately $68,000 on our other indebtedness.

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

We had two large customers that comprised 97% of our total revenue in 2017. It is likely that we will continue to derive a portion of our revenue from a relatively small number of customers in the future. If a major customer decided not to continue to use our services or has a significant reduction in its business, our revenue would decline and our operating results and financial condition could be harmed. In addition, we are subject to credit risk due to the concentration of our customer base. Any increase in the non-payment of and non-performance by our counterparties, either as a result of changes in financial and economic conditions or otherwise, could have a material effect on our business, results of operations and financial condition and could adversely affect our liquidity.

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

We previously experienced a material weakness in our internal controls over financial reporting.

In connection with the December 31, 2016 audit of our financial statements, we identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to a deficiency in the design and operating effectiveness of our internal controls over financial reporting and our ability to prepare financial statements and disclosures, and a lack of accounting expertise to appropriately apply GAAP for complex and non-routine transactions.

We implemented changes to our disclosure controls and procedures and internal control over financial reporting to remediate the material weakness identified above. We strengthened the operation of our internal controls over the accounting for non-routine, complex equity transactions, including increasing the depth and experience within our accounting and finance organization, as well as designing and implementing improved processes and internal controls to identify such matters.

Although we have taken steps that we believe have addressed the underlying causes of the material weakness described above and although no other material weakness have been identified to date, other material weaknesses or deficiencies in our control environment may be identified in the future and we may be unable to accurately report our financial results, or report them within the time frames required by law or exchange regulations.

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

Cybersecurity breaches and other disruptions could compromise our information and operations, and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including intellectual property, proprietary business information, information regarding our customers, suppliers and business partners, and personally identifiable information of our employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations, damage to our reputation, and loss of confidence in our services, which could adversely affect our business.

Our information technology infrastructure is critical to the efficient operation of our business and essential to our ability to perform day-to-day operations. Breaches in our information technology infrastructure or physical facilities, or other disruptions, could result in damage to our assets, safety incidents, damage to the environment, potential liability or the loss of contracts, and have a material adverse effect on our operations, financial position and results of operations.

Risks Relating to Our Common Stock

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

Currently, we are a “smaller reporting company,” meaning that our outstanding common stock held by non-affiliates had a market value of less than $75 million as of June 15, 2017. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in our SEC filings, including, being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

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

In October 2013, Del-Rio Resources, Inc. (“Del-Rio”) filed suit, on its own behalf and derivatively on behalf of Philco Exploration, LLC (“Philco”), against the following co-defendants (a) Tronco Ohio, LLC and Tronco, (b) the lender on the Tronco loan, ACF Property Management, Inc. (p.k.a. Fortuna Asset Management, LLC,) (“ACF”), (c) Troy and Annette Meier personally, and several of their family trusts, (d) Meier Family Holding Company, LLC and Meier Management Company, LLC, and (e) SDS and MPS in the Eighth Judicial District Court, Uintah County, Utah Cause #130800125 (the “Suit”). On May 11, 2017, pursuant to a mediation proceeding, all of the plaintiffs and remaining defendants in the Suit executed a Settlement Agreement whereby each of the parties have released all of their claims against the other parties to the Suit, without liability, effective as of March 22, 2017. Such release includes the Company’s two subsidiaries that were a party to the Suit, SDS and MPS, as well as Troy and Annette Meier personally and all of their family trusts named as defendants in the Suit. As a result of the execution of the Settlement Agreement, a Stipulated Motion for Dismissal with Prejudice was filed with the Court which includes a form of Order of Dismissal with Prejudice (the “Court Order”). On May 15, 2017, the Court Order was executed by the judge and the Suit was formally dismissed with prejudice.

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

	2017		2016
Fiscal quarter ended:	High	Low	High	Low
March 31,	$1.33	$0.85	$2.60	$0.84
June 30,	$1.08	$0.60	$2.25	$1.25
September 30,	$0.97	$0.59	$2.72	$0.86
December 31,	$1.49	$0.74	$1.41	$0.77

Approximate Number of Equity Security Holders

As of March 15, 2018 there were 23 stockholders of record and 2,254 beneficial owners of the Company’s common stock.

Dividends

The Company does not presently pay dividends on its common stock. The Company intends for the foreseeable future to continue the policy of not paying dividends and retaining earnings, if any, to finance the development and growth of its business.

Securities Authorized for Issuance under Equity Compensation Plans

	Equity Compensation Plan Information
Plan Category	Number of restricted shares and securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,899,515	(1)	1.28	1,264,613	(2)
Equity compensation plans not approved by security holders	-		-	-
Total as of December 31, 2017	1,899,515			1,264,613

(1)	Consists of 1,899,515 shares under the 2015 Employee Stock Incentive Plan.

(2)

Consists of 1,264,613 shares remaining available for future issuance under the 2015 Employee Stock Incentive Plan. The 2014 Employee Stock Incentive Plan was frozen by the Board of Directors such that no future grants of awards will be made and the 2014 Employee Stock Incentive Plan remains effective only with respect to awards outstanding as of June 15, 2015 until they expire according to their terms.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Superior Drilling Products, Inc. is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling and completions industry. The Company innovates, designs, engineers, manufactures, sells, and repairs drilling and completion tools. Our drilling solutions include the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool”) and the patented Strider™ Drill String Oscillation System technology (“Strider technology”). In addition, the Company is a manufacturer and refurbisher of PDC (polycrystalline diamond compact) drill bits for a leading oil field services company. We operate a state-of-the-art drill tool fabrication facility, where we manufacture solutions for the drilling industry, as well as customers’ custom products. The Company’s strategy for growth is to leverage its expertise in drill tool technology and innovative, precision machining in order to broaden its product offerings and solutions for the oil and gas industry.

Industry Trends and Highlights of 2017

Our business is highly dependent upon the vibrancy of the oil and gas drilling operations in the U.S. The reduction in activity has created a more challenging environment in which to market the Company’s drilling products. Beginning in the latter half of 2014 and through early 2016, oil prices dramatically declined in the United States and as a result, the number of operating drill rigs in the U.S. was measurably reduced from the high of 1,931 on September 13, 2014 to a historic low of 404 as of May 27, 2016. The rig count began to recover in the latter half of 2016 and ended December 31, 2017 at 929 rigs. The rate of growth in rig count stabilized in July 2017 and is still increasing but at a slower rate than it did from mid-2016 to mid-2017. Generally, the industry is not expected to return to the record high rig count, but rather to operate more efficiently with fewer rigs.

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

Our leading product is the Drill-N-Ream tool. Other products include the V-Stream Advance Stabilization System and Dedicated Reamer Stringer. We commercialized the redesigned Coiled Tubing Strider in January 2017 and we expect to commercialize the Open Hole Strider, (“OHS”) which also employs the Strider drill string oscillation system technology, mid -2018.

In 2016, the Company changed its go-to-market strategy and business model from a rental tool company to a manufacturer that designs, builds and sells tools. A major step to effect the change was when we entered into an agreement with Drilling Tools International (“DTI”) in May 2016. Under the agreement, DTI had a requirement to purchase our Drill-N-Ream tool for their rental tool business and achieve market share requirements in order to maintain exclusive marketing rights for the Drill-N-Ream tool in the United States and Canada onshore and offshore markets. It must achieve defined market share goals with our tool which began in June 2017 and increases through to the end of 2020 to maintain exclusive rights. We are in the process of evaluating DTI’s market share performance as of December 31, 2017, as well as negotiating an amendment to the agreement with DTI. We receive revenue from DTI for tool sales, tool repairs and a royalty fee based on the tools usage.

Through our agreement with DTI, the Drill-N-Ream has been used by a growing number of operators and has been used in a greater number of basins than its experience prior to our agreement. There are certain customers with whom DTI is in the process of obtaining Master Service Agreements. During this process, we may act as an agent and bill and collect the rental tool usage on DTI’s behalf. When we act as an agent, we record the revenue net (the amount billed less our share of royalty revenue) on our financials and we remit the net amount to DTI.

In January of 2016, we entered into an agreement with Baker Hughes for our OHS. The agreement provides for us to supply to Baker Hughes our drill string oscillation tool to package with their other products. The OHS reduces drill string friction on horizontal wells, resulting in improved rates of penetration and cost savings. The agreement has no set expiration date or minimum shipment requirement. It will remain in force until either the Company or Baker Hughes cancel it. Subject to certain limitations, the agreement is terminable by Baker Hughes on 30 days prior written notice. The tool is expected to be commercialized in mid-2018.

We spent much of 2016 developing the CTS, which was subsequently commercialized in January 2017. This tool also applies the Strider technology, but for the completions industry, a market in which we had not previously competed. We have since re-engineered the CTS in order to more economically manufacture, repair and maintain the tool. Prototype tools are being developed and we expect to commercialize the re-engineered CTS in the first half of calendar year 2018. We are currently considering distribution channel partners for this product and in the meantime are directly renting the tools which require higher maintenance to operators, completion services companies and other customers.

In December 2017, the Company entered into an agreement with Weatherford U.S., L.P. (“Weatherford”) to launch a joint market development program to introduce our Drill-N-Ream tool in the Middle East. Under the development agreement, Weatherford and SDPI will demonstrate the Drill-N-Ream’s capabilities with large Middle East operators in Saudi Arabia, Kuwait and Oman. The program is planned to continue through June 30, 2018. SDPI and Weatherford each employ a local resident Product Champion to execute the pilot test program of 18 Drill-N-Ream tools. Upon the technology being proven in the region, the parties plan to enter into a long-term commercial agreement.

RESULTS OF OPERATIONS

The following table represents our condensed consolidated statement of operations for the periods indicated:

	For the Years Ended December 31,
(in thousands)	2017		2016
Revenue	$15,595	100%	$7,153	100%
Operating costs and expenses	15,371	98%	15,399	215%
Income (Loss) from continuing operations	224	2%	(8,246)	(107)%
Other expense	(503)	(3)%	(885)	(12)%
Income tax benefit	-		2	0%
Net loss	(279)	(2)%	$(9,129)	(114)%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

Revenue

Our revenue increased approximately $8,442,000, during the twelve months ended December 31, 2017 compared with the same period in 2016 and this increase is primarily attributable to the increase in the oil and gas production market as well as the increase in the price of oil. Tool revenue for 2017 was approximately $10,597,000. This was comprised of approximately $6,691,000 of rental tool and tool sales revenue and approximately $3,906,000 of other related revenue (royalty fees and maintenance and repair services). Tool revenue for 2016 was approximately $5,483,000 and was comprised of approximately $4,928,000 of rental tool and tool sales and approximately $556,000 of other related revenue. Tool revenue in 2017 grew as a result of the Company’s shift in business model in May 2016 from a rental tool business to a predominately tool sales business, the increase in the U.S. drilling activity from 2016 to 2017, and the Company’s channel partners efforts to retain its exclusivity in the U.S. and Canada by achieving its increasing market share targets. Contract services revenue increased 200% to approximately $4,998,000 for the twelve months ended December 31, 2017 compared with approximately $1,669,000 for the same period in 2016. The increase in contract services was due to an increase in drilling activity in 2017, which drove demand for drill bit refurbishment services.

Operating Costs and Expenses

Total operating costs and expenses decreased approximately $28,000 during the twelve months ended December 31, 2017 compared with the same period in 2016.

●	Cost of revenue increased approximately $1,469,000 for the twelve months ended December 31, 2017 in comparison with the same period in 2016. As a percentage of revenue, cost of sales was 38% compared with 63% in the prior period demonstrating the strong operating leverage inherent in the Company’s business model. The Company focused on keeping fixed costs controlled while revenue more than doubled.

●	Selling, general and administrative expenses decreased approximately $41,000 for the twelve months ended December 31, 2017 compared with the same period in 2016. In December 2017, the Company incurred a bonus expense of approximately $587,500 in lieu of issuing restricted stock units to the Meiers so that the dollar value of the awards could be used to pay interest and principal on the Tronco related party note receivable by the Meiers. If the Company had issued the restricted stock units to the Meiers, the expense would have been spread out over the three-year vesting period of the units. A restructuring of the sales and marketing departments as a result of the business model change in 2016 and a decrease in research and development also contributed to the decrease in selling, general and administrative expenses.

●	Depreciation and amortization expense decreased approximately $615,000 primarily as a result of the Drill-N-Ream tool being reclassified from property, plant and equipment to inventory in accordance with the Company’s shift from a rental tool business to a tool sales business.

Other Income (Expenses)

Other income and expense primarily consists of rent income, interest income, interest expense and gain on disposition of assets.

●	Other Income. For the twelve months ended December 31, 2017 and 2016, other income was approximately $44,000 and $237,000, respectively. The decrease was the result of the sale of the SAB facilities in February 2017. As a result of the sale, we will no longer receive this rental income.

●	Interest Income. For the twelve months ended December 31, 2017 and 2016, interest income was approximately $347,000 and $314,000, respectively. The increase was mainly due to interest received from the Tronco related party note receivable as the interest rate on the note is tied to the prime lending rate.

●	Interest Expense. Interest expense for the twelve months ended December 31, 2017 and 2016 was approximately $906,000 and $1,613,000, respectively. The decline in interest expense was due to principal payments associated with the Hard Rock Note and not incurring public offering costs or bridge loan expenses that we had in 2016.

Liquidity and Capital Resources

At December 31, 2017, we had a working capital deficit of approximately $1,300,000. The Company’s manufacturing facility is financed by a commercial bank loan with principal of $4,200,000 due August 15, 2018. The classification of this debt from long-term to short-term resulted in a working capital deficit at December 31, 2017. The Company is working to refinance its commercial bank mortgage loan in the first half of 2018.If we are unable to refinance our commercial bank loan that is collateralized by our property, we may disrupt our overall business operations and our ability to generate revenue and we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

Public Offering: On September 30, 2016, we sold 5.75 million shares of common stock in a follow-on public offering of common stock for $1.00 per share. The transaction closed on October 5, 2016. Net of underwriting and stock offering expenses, net proceeds were approximately $5.0 million. The Company used the proceeds to repay debt and used the remaining $2.6 million from the offering to service on going debt obligations, which included real property leases and equipment loans, as well as for general corporate purposes, including growth working capital. The Bridge Financing Agreement and the FNCC lending agreement were both terminated upon the repayment on October 5, 2016.

Hard Rock Note: On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock Solutions, LLC (as so amended and restated, the “Hard Rock Note”). As amended and restated, the Hard Rock Note accrues interest at 5.75% per annum and maturity was extended to January 15, 2020. In addition, we issued 700,000 restricted shares of common stock (having an agreed per share value of $1.43, or $1,000,000 in the aggregate) as payment for $1,000,000 of the $1,500,000 of principal due on October 15, 2016. On October 21, 2016, the Company filed a registration statement with the SEC to register the resale of the 700,000 shares of restricted stock. Additional interest continued to accrue on the Hard Rock Note based on the $1,000,000 value of the shares until the registration statement was declared effective on November 21, 2016.

The Company paid $515,452 in interest in 2017 and made an advanced payment of $500,000 in principal on the Hard Rock Note in November 2017. The accrued interest on the note as of December 31, 2017 was $51,986. Subsequent to the end of 2017, in January 2018, the Company paid $70,890 in interest and another advanced payment of $500,000 in principal on the Hard Rock Note. Remaining payments of the Hard Rock Note for 2018, $500,000 in principal plus accrued interest on each of May 15 and July 15, 2018. For 2019, $1,000,000 in principal plus accrued interest is due and payable on each of January 15, March 15, May 15 and July 15, 2019. The remaining balance of principal of $2,000,000 and accrued interest on the Hard Rock Note are due on January 15, 2020.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2017. Our obligations to make payments in the future may vary due to certain assumptions including the duration of our obligations and anticipated actions by third parties according to the following table (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total

Debt (1)	$6,742	$4,497	$2,232	$87	$63	$145	$13,766
Operating Leases	160	130	77	-	-	-	367

Total	$6,902	$4,627	$2,309	$87	$63	$145	$14,133

(1)	Amounts represent the expected cash payments of principal and interest amounts associated with our long-term debt obligations.

The aggregate outstanding balance of our notes payable and capital lease obligations net of discounts as of December 31, 2017, was approximately $12.8 million with interest rates ranging from 0% to 8.4%.

Cash Flow

Operating Cash Flows

For the year ended December 31, 2017, net cash provided by our operating activities was approximately $2,359,000. The Company had approximately $279,000 of net loss, approximately $1,628,000 increase in accounts receivable, approximately $613,000 of stock-based compensation expense, and depreciation and amortization expense of approximately $3,677,000.

Investing Cash Flows

For the year ended December 31, 2017, net cash provided by our investing activities was approximately $1,548,000. The Company received approximately $2,484,000 related to the sale of the SAB facilities. The Company used approximately $936,000 in investing activities for property, plant and equipment purchases.

Financing Cash Flows

For the year ended December 31, 2017, net cash used in our financing activities was approximately $3,774,000. The Company made a $2,500,000 loan repayment in February 2017 related to the SAB property that was sold. The Company also made approximately $983,000 principal payments on debt during 2017, approximately $74,000 principal payments on related party debt, and approximately $217,000 principal payments on capital lease obligations.

Off Balance Sheet Arrangements

None

Critical Accounting Policies

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. While we believe that the estimates and assumptions used in the preparation of our consolidated financial statements are appropriate, actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements. Our estimates and assumptions are evaluated periodically and adjusted when necessary. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatment under GAAP. We also describe the most significant estimates and assumptions we make in applying these policies. See Note 1 to our consolidated financial statements.

Segment reporting is not applicable to us as we have a single, company-wide management team that administers the Company as a whole, rather than by discrete business units. While we have three business product lines and report the revenues by product line internally and externally, we do not capture expenses by product line and as such, we do not maintain complete separate financial statement information by product line. We evaluate our business performance as a single segment and we report as a single segment.

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

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized ratably as an expense over the vesting period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. Management uses the Black-Scholes option pricing model to value award grants and determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. The Company expects to continue to grant stock-based awards in the future, and to the extent that the Company does, its actual stock-based compensation expense recognized in future periods will likely increase.

Concentration of Credit Risk

Substantially all of our revenue is derived from our refurbishing of PDC drill bits for Baker Hughes and from the sale of our Drill-N-Ream tool to DTI.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally due within 60 days of the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. The allowance for doubtful accounts was $18,450 and $9,000 at December 31, 2017 and 2016, respectively.

Intangible Assets

Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of December 31, 2017, the Company performed an evaluation of the intangible assets. Based on this assessment, we have determined no impairment was needed.

Valuation of Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost, determined using the weighted-average cost method, or net realizable value. Finished goods inventories include raw materials, direct labor and production overhead. The Company regularly reviews inventories on hand and current market conditions to determine if the cost of finished goods inventories exceed current market prices and impairs the cost basis of the inventory accordingly.

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

Concentration of Credit Risk — We are dependent on just a few main customers. The Company had two significant customers that represented 97% of our revenue for the year ended December 31, 2017. These customers had approximately $2,523,000 in accounts receivable at December 31, 2017. We had two customers that represented 63% of our revenue for the year ended December 31, 2016, and had approximately $650,000 in accounts receivable at December 31, 2016.

We are continuing to develop new products and tools which we believe will broaden our customer base, which will have a positive effect on diversifying our concentration of credit risk.

ITEM 8.	FINANCIAL STATEMENTS

SUPERIOR DRILLING PRODUCTS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Superior Drilling Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Superior Drilling Products, Inc. and subsidiaries (the “Company”) as of December 31, 2017 the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP
Dallas, Texas
March 22, 2018

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

Superior Drilling Products, Inc.

We have audited the accompanying consolidated balance sheet of Superior Drilling Products, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Drilling Products, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP
Dallas, Texas
March 31, 2017

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 and 2016

	2017	2016
ASSETS
Current assets
Cash	$2,375,179	$2,241,902
Accounts receivable, net	2,667,042	1,038,664
Prepaid expenses	111,530	76,175
Inventories	1,196,813	1,167,692
Asset held for sale	-	2,490,000
Other current assets	-	13,598
Total current assets	6,350,564	7,028,031
Property, plant and equipment, net	8,809,348	9,068,359
Intangible assets, net	6,132,778	8,579,444
Related party Note receivable	7,367,212	8,296,717
Other noncurrent assets	15,954	15,954
Total assets	$28,675,856	$32,988,505
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,021,469	$1,066,514
Accrued expenses	543,758	449,004
Capital lease obligation	-	217,302
Related party debt obligation	-	272,215
Current portion of long-term debt, net of discounts	6,101,678	2,905,682
Total current liabilities	7,666,905	4,910,717
Other long-term liability	-	820,657
Long-term debt, less current portion, net of discounts	6,706,375	13,288,701
Total liabilities	14,373,280	19,020,075
Commitments and contingencies (Note 9)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 24,535,334 and 24,120,695 shares outstanding, respectively	24,535	24,120
Additional paid-in-capital	38,907,864	38,295,428
Accumulated deficit	(24,629,823)	(24,351,118)
Total shareholders’ equity	14,302,576	13,968,430
Total liabilities and shareholders’ equity	$28,675,856	$32,988,505

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

	2017	2016

Revenue	$15,595,659	$7,153,063

Operating cost and expenses
Cost of revenue	5,960,223	4,491,670
Selling, general, and administrative expenses	5,734,315	5,775,760
Depreciation and amortization expense	3,676,598	4,291,249
Impairment of property, plant and equipment – held for sale	-	840,380

Total operating costs and expenses	15,371,136	15,399,059

Operating income (loss)	224,523	(8,245,996)

Other income (expense)
Interest income	346,926	313,547
Interest expense	(905,990)	(1,613,214)
Other income	43,669	237,203
Gain (loss) on sale of assets	12,167	177,611
Total other expense	(503,228)	(884,853)

Loss before income taxes	(278,705)	(9,130,849)
Income tax benefit	-	(2,000)

Net loss	(278,705)	$(9,128,849)

Basic loss per common share	(0.01)	$(0.48)
Basic weighted average common shares outstanding	24,268,409	19,155,981
Diluted loss per common share	(0.01)	$(0.48)
Diluted weighted average Common shares outstanding	24,268,409	19,155,981

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Par Value	Capital	Deficit	Equity

Balance - December 31, 2015	17,459,605	17,460	31,379,520	(15,222,269)	16,174,711

Share-based compensation expense	211,090	210	783,252	-	783,462
Warrants issued for bridge financing	-	-	112,024	-	112,024
Stock issued for Hard Rock note	700,000	700	999,300	-	1,000,000
Issuance of common stock, net of fees and expenses	5,750,000	5,750	5,021,332	-	5,027,082
Net loss	-	-	-	(9,128,849)	(9,128,849)

Balance - December 31, 2016	24,120,695	$24,120	$38,295,428	$(24,351,118)	$13,968,430

Stock-based compensation expense	414,639	415	612,436	-	612,851
Net loss	-	-	-	(278,705)	(278,705)

Balance - December 31, 2017	24,535,334	$24,535	$38,907,864	$(24,629,823)	$14,302,576

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Cash Flows from Operating Activities
Net loss	$(278,705)	$(9,128,849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	3,676,598	4,291,249
Amortization of debt discount	79,424	107,975
Deferred tax benefit	-	(2,000)
Share based compensation expense	612,851	783,462
Unrealized loss on warrant derivative	-	112,024
Impairment of property, plant and equipment		1,054,482
Impairment of inventories		569,602
Gain on sale of assets	(12,167)	(177,611)
Changes in operating assets and liabilities:
Accounts receivable	(1,628,378)	822,338
Inventories	(29,121)	(115,444)
Prepaid expenses and other current assets	(21,757)	89,677
Other noncurrent assets	-	(60,866)
Accounts payable and accrued expenses	13,990	(218,375)
Other long-term liabilities	(53,355)	(59,375)
Net Cash Provided by (Used In) Operating Activities	2,359,380	(1,931,711)
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(936,118)	(352,751)
Proceeds from sale of fixed assets	2,483,921	517,385
Net Cash Provided by Investing Activities	1,547,803	164,634

Cash Flows from Financing Activities
Principal payments on debt	(3,482,311)	(3,254,971)
Principal payments on capital lease obligations	(217,302)	(360,971)
Principal payments on related party debt	(74,293)	(268,835)
Proceeds received from borrowings on debt	-	1,500,000
Proceeds from line of credit	-	226,885
Proceeds from sale of subsidiary	-	50,700
Proceeds from payments on note receivable	-	22,533
Proceeds received from issuance of common stock, net	-	5,027,082
Debt issuance costs	-	(230,446)
Net Cash Provided by (Used in) Financing Activities	(3,773,906)	2,711,977

Net Increase in Cash	133,277	944,900
Cash at Beginning of Period	2,241,902	1,297,002
Cash at End of Period	2,375,179	$2,241,902
Supplemental information:
Cash paid for Interest	$851,671	$1,563,280
Non-cash payment of other long-term liabilities and interest by offsetting related-party note receivable	$1,267,711	$311,979
Acquisition of equipment by issuance of note payable	$16,557	$-
Warrants issued for bridge financing debt	-	$112,024
Long-term debt paid with stock	-	$1,000,000

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

Other Related Revenue: We receive revenue from the repair of tools upon delivery of the repaired tool to the customer. We earn royalty commission revenue when our customer invoices their customer for the use of our tools. The Company may act as an agent by billing and collecting its customers’ tool rental revenue. When we are an agent for our customer, revenue is presented in the statement of operations on a net basis. At December 31, 2017, our accounts receivable and accounts payable related to transactions we performed as an agent for our customers were not material.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally due within 60 days of the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. The allowance for doubtful accounts was $18,450 and $9,000 as of December 31, 2017, and 2016, respectively.

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost, determined using the weighted-average cost method, or net realizable value. Finished goods inventories include raw materials, direct labor and production overhead. The Company regularly reviews inventories on hand and current market conditions to determine if the cost of finished goods inventories exceed current market prices and impairs the cost basis of the inventory accordingly.

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

Research and Development

We expense research and development costs as they are incurred. For the years ended December 31, 2017 and 2016, these expenses were approximately $746,000 and $1,200,000, respectively, and are included in the selling, general, and administrative expenses in the statement of operations.

Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, including potentially dilutive common share equivalents, if the effect is dilutive. Potentially dilutive common shares equivalents include stock options and warrants. Approximately 250,000 warrants and 144,000 options to purchase our common stock were excluded from this calculation because they were antidilutive for the year ended December 31, 2017.

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

Debt Issuance Costs

Costs related to debt issuance are capitalized and amortized as interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Upon the repayment of debt, the Company accelerates the recognition of an appropriate amount of the costs as interest expense. Debt issuance costs related to the Hard Rock Note are presented as a direct reduction from the carrying amount of the note payable. As of December 31, 2017 and 2016, the debt issuance costs were $77,641 and $153,503, respectively.

Share Based Compensation

Share based compensation expense for share based payments, related to stock option and restricted stock awards, is recognized based on their grant-date fair values. The Company recognizes compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Estimated forfeitures are based on historical experience.

Concentrations and Credit Risk

The Company has two significant customers that represented 97% and 63% of our revenue for the years ended December 31, 2017 and 2016, respectively. These customers had approximately $2,523,000 and $650,000 in accounts receivable at December 31, 2017 and 2016, respectively.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update for “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition.” This accounting standard update provides new guidance concerning recognition and measurement of revenue and requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new guidance permits adoption through the use of either a full retrospective approach or a modified retrospective approach for annual reporting periods beginning on or after December 15, 2016, with early adoption not permitted. In August 2015, FASB delayed the effective date one year, and is effective for the Company’s fiscal year beginning January 1, 2019. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosure and will adopt this standard on January 1, 2019.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which introduces the recognition of lease assets and lease liabilities by lessees for all leases which are not short-term in nature. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. The Company will adopt this guidance on January 1, 2019. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosure and will adopt this standard on January 1, 2019.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting’’, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this guidance in the first quarter of 2018 and we do not expect the adoption of this standard will have a material impact on our consolidated financial statements.

In 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” which requires an entity to measure in scope inventory at the lower of cost and net realizable value. We adopted this guidance in the first quarter of 2018 and we do not expect the adoption of this standard will have a material impact on our consolidated financial statements.

NOTE 2. LIQUIDITY

At December 31, 2017, we had a working capital deficit of approximately $1,300,000. The Company’s manufacturing facility is financed by a commercial bank loan with a lump sum principal payment of approximately $4,200,000 due at the maturity date on August 15, 2018 (see Note 8 – Long-Term Debt). The classification of this debt from long-term to short-term resulted in a working capital deficit at December 31, 2017. The Company plans to work with its lender to refinance its commercial bank mortgage loan in the first half of 2018. If we are unable to refinance our commercial bank loan that is collateralized by our property we may disrupt our overall business operations and our ability to generate revenue and we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms. See Note 8 – Long-Term Debt.

NOTE 3. PUBLIC OFFERING

On September 30, 2016, we sold 5.75 million shares in a follow-on public offering of common stock for $1.00 per share. The transaction closed on October 5, 2016. Net of underwriting and stock offering expenses of approximately $709,000, the net proceeds to the Company were approximately $5.0 million. The Company used the proceeds to repay debt and used the remaining funds from the offering and cash flows from operations to service on going debt obligations, which include real property leases and equipment loans, as well as for general corporate purposes, including growth working capital.

NOTE 4. INVENTORIES

Inventories were comprised of the following:

	December 31, 2017	December 31, 2016
Raw material	$1,040,795	$952,419
Work in progress	77,702	90,017
Finished goods	78,316	125,256
	$1,196,813	$1,167,692

During 2016, the Company entered into a distribution agreement with Drilling Tools International (“DTI”), under which DTI has a requirement to purchase our Drill-N-Ream tool for their rental tool business and achieve market share requirements in order to maintain exclusive marketing rights for the Drill-N-Ream tool in the U.S. and Canada. This agreement began the change of direction of our business from renting tools to selling tools. Due to this change in our business model, we moved tools with a net book value of $225,710 from property, plant and equipment into inventory in 2016.

The Company recorded an impairment loss in the cost of sales of $210,745 during the year ended December 31, 2016 relating to the discontinuation of OrBit, a completion drill bit product line that was fully impaired to a net book value of $0.

The Company recorded an impairment loss in the cost of sales of $147,801 during the year ended December 31, 2016 relating to several Strider technologies which required several parts of these tools to be replaced.

There were no impairment losses recorded by the Company during the year ended December 31, 2017.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	December 31, 2017	December 31, 2016
Land	$880,416	$880,416
Buildings	4,847,778	4,847,778
Leasehold improvements	717,232	717,232
Machinery and equipment	8,216,237	5,060,281
Machinery under capital lease	-	2,322,340
Furniture and fixtures	507,557	507,554
Transportation assets	811,378	882,163
	15,980,598	15,217,764
Accumulated depreciation	(7,171,250)	(6,149,405)
	$8,809,348	$9,068,359

During the year ended December 31, 2016, we sold transportation assets, which were no longer necessary to our business, and rental tools for proceeds of $415,817 and gain of $76,211.

In 2016, the Company recognized an impairment loss in the cost of sales of $211,056 related to the Open Hole Strider tool that had been capitalized as part of fixed assets and inventory. It was determined that the tool design had limited market potential and the Company decided to re-engineer the tool to be offered to a broader market.

Depreciation expense related to property, plant and equipment for the year ended December 31, 2017 and 2016 was $1,229,932 and $1,844,582 respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	December 31, 2017	December 31, 2016
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(8,767,222)	(6,320,556)
	$6,132,778	$8,579,444

Amortization expense related to intangible assets for the years ended December 31, 2017 and 2016 was $2,446,666 and $2,446,667, respectively.

These intangible assets will be amortized over their expected useful lives using the straight-line method, which is a weighted-average amortization period of 6.3 years. As of December 31, 2017, the Company will recognize the following amortization expense for the respective periods ending December 31 noted below:

2018	2,446,667
2019	1,700,000
2020	1,166,667
2021	583,334
Thereafter	236,110
Total	$6,132,778

During the years ended December 31, 2017 and 2016, there were no impairments recognized related to other intangible assets.

NOTE 7. RELATED PARTY NOTE RECEIVABLE

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

The interest rate on the note is 4.5%. We earned interest of $338,204 and $311,979 in the years ending December 31, 2017 and 2016, respectively.

On March 28, 2017, the Company and Tronco finalized an agreement with a third party and pursuant to this agreement, the third party acquired all of the Ohio assets of Tronco for $550,000. As Tronco’s senior secured lender, we agreed to release our lien and security interest on these assets in accordance with the agreement. The Company agreed to a non-cash receipt of the $550,000 from Tronco by reducing our bonus accrual liabilities, which was earned by the Meiers in 2014, but not paid, and was recorded in other long-term liability. As a result of this agreement, we reduced both the other long-term liability and the Tronco related party note receivable during the first quarter of 2017.

On August 8, 2017, the Board of Directors agreed to extend the terms of the Tronco loan to interest only payments due December 31, 2017, 2018, 2019, 2020, and 2021, with a balloon payment of all unpaid interest and principal due upon full maturity on December 31, 2022.

On December 4, 2017, as part of the annual awards made to employees of the Company, the Board of Directors approved grants of restricted stock units to Troy and Annette Meier with an approximate value of $587,500. The Board and the Meiers decided in lieu of making such awards, the dollar value of such awards would be used to pay the annual interest on the Tronco note of $34,992, and the principal on the Tronco note of $379,507 in 2017. The remainder of approximately $173,000 were remitted for taxes on the Meiers behalf. See Note 12 – Share-Based Compensation.

We have the direct legal right to enforce the collateral and guaranty agreements entered into in connection with the Tronco loan and to collect Tronco’s collateral sales proceeds, in order to recover the loan purchase amount. The Tronco loan continues to be secured by the first position liens on all of Tronco assets, as well as by the guarantees of Troy and Annette Meier (the “Meier Guaranties”), which are directly payable to and legally enforceable by us. In addition, the Meiers have provided us with stock pledges in which they pledge all of their shares of our common stock held by their family entities (the “Meier Stock Pledge”), as collateral for the Meiers guaranties until full repayment of Tronco loan. The pledged shares, which are subject to insider timing requirements and volume limitations under Rule 144 of the Securities Act and required periodic black-out periods, are being held in third-party escrow until full repayment of the Tronco loan. The Company holds 8,267,860 shares and 530,725 restricted stock units as collateral for the Tronco note as of December 31, 2017.

NOTE 8. LONG-TERM DEBT

Long-term debt is comprised of the following:

	December 31, 2017	December 31, 2016
Real estate loans	$4,518,424	$7,264,036
Hard Rock Note, net of discount	7,422,912	7,846,497
Machinery loans	513,317	684,921
Transportation loans	353,400	398,929
	12,808,053	16,194,383
Current portion of long-term debt	(6,101,678)	(2,905,682)
	$6,706,375	$13,288,701

Real Estate Loans

Our manufacturing facility was financed by a commercial bank loan requiring monthly payments of approximately $39,000, including principal and interest at 5.25%. A lump sum principal payment of approximately $4,200,000 is due at the maturity date of this loan on August 15, 2018.

In February 2017, the Company sold real estate to Superior Auto Body (“SAB”), a related party, for the net proceeds of $2.5 million. The cash received from the sale was used to pay down the $2.5 million loan balance on the property. As part of the sale, the Company released 541,000 shares of the Meiers common stock from the collateral for the Tronco note (see Note 10 – Related Party Transactions).

Hard Rock Note

In 2014, the Company purchased all of the interests of Hard Rock. Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”). The Hard Rock Note and subsequent amendments are secured by the patents, patents pending, other patent rights, and trademarks transferred to Hard Rock by Hard Rock in the closing of the acquisition. At issuance, the fair value of the Hard Rock Note was determined to be $11,144,000, which was less than the face value due to a below-market interest rate. The resulting discount of $1,356,000 is amortized to interest expense using the effective interest method, totaling approximately $76,000 and $108,000 during 2017 and 2016, respectively.

On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock Solutions, LLC. As amended and restated, the Hard Rock Note accrues interest at 5.75% per annum and matures on January 15, 2020. In 2016, we paid interest of $769,582 and a principal payment of $2,000,000, of which $1,000,000 was paid with 700,000 restricted shares of common stock on August 10, 2016 (having an agreed per share value of $1.43). During the year ending December 31, 2017, we paid interest of $515,452 and made an advanced principal payment of $500,000. Subsequent to year end, we made the accrued interest payments related to the note on January 15, 2018 of $70,890 and made a $500,000 principal payment. The following remaining payments are required under the current terms of the Hard Rock note: in 2018, $500,000 in principal plus accrued interest on each of May 15 and July 15, 2018 and in 2019, $1,000,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2019. The remaining balance of principal of $2,000,000 and accrued interest on the Hard Rock Note are due on January 15, 2020.

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

Transportation Loans

Vehicles

Our loans for Company vehicles and other transportation are with various financing parties we have engaged with in connection with the acquisition of the vehicles. As of December 31, 2017, the loans bear interest ranging from 0%-8.29% with maturity dates ranging from December 2018 through October 2021, and are collateralized by the vehicles. Our cumulative monthly payment under these loans as of December 31, 2017 was approximately $3,200, including principal and interest.

Airplane Loan

Our loan for the Company airplane bears interest at 7.35%, requires monthly payments of principal and interest of approximately $3,500, matures in May of 2026 and is collateralized by the airplane.

Future annual maturities of total debt are as follows (1) :

Year
2018	$6,742,484
2019	4,496,556
2020	2,232,023
2021	87,321
2022	63,451
Thereafter	145,041
Total debt	$13,766,876

(1)	Excludes discounts for debt issuance costs.

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

NOTE 10. RELATED PARTY TRANSACTIONS

Notes Payable

In 2014, the Company issued notes payable to related parties in the amount of $2 million. The notes bear interest at 7.5% and were scheduled to mature on January 2, 2017. The Company did not pay these notes upon maturity as the Company and the related parties informally agreed to offset these notes payable with the related-party note receivable. During the year, the Company made principal payments and interest payments of $80,000 related to the notes payable. Additionally, the Company applied $207,942 in principal and interest due to the Company on the related party note receivable (see Note 6 – Related Party Note Receivable) during the year ended December 31, 2017 and reduced the balance to $0 as of December 31, 2017.

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

In 2016, the Company recognized an impairment loss of $840,380 related to SAB. This loss was recorded in 2016 and the asset was classified as held for sale. In February 2017, the Company sold real estate to SAB for the net proceeds of $2.5 million. The cash received from the sale was used to pay down the $2.5 million loan balance on the property. As part of the sale, the Company released 547,000 shares of the Meiers common stock from the collateral for the Tronco Note. Prior to the sale, the Company held 8,814,860 common stock shares as collateral for the Tronco Note. After the sale in 2017, the Company holds 8,267,860 shares as collateral for the Tronco Note (see Note 7 – Related Party Note Receivable).

NOTE 11. INCOME TAXES

Components of income tax benefit are as follows:

Current income taxes:	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
Federal		$-		$-
State			-	(2,000)
Current provision for income taxes				(2,000)
Deferred provision (benefit) for income taxes:
Federal		-		-
State		-		-
Deferred provision (benefit) for income taxes		-		-
Provision for income taxes	$			$(2,000)

The non-current deferred tax assets and liabilities consist of the following:

Deferred tax assets:
263A adjustment	$14,326	$21,595
Accrued expenses	-	305,024
Stock compensation	48,489	55,624
Stock option	44,922	60,970
Amortization of intangibles	2,796,867	3,791,944
Net operating loss	2,999,467	4,263,351
Others	12,660	11,887
Total non-current deferred tax assets	5,916,731	8,510,395

Deferred tax liabilities:
Prepaid expenses	(23,301)	(24,908)
Depreciation on fixed assets	(853,089)	(1,008,413)
Total non-current deferred tax liabilities	(876,390)	(1,033,321)

Net non-current deferred tax assets/liabilities	5,040,341	7,477,074
Less: Valuation Allowance	(5,040,341)	(7,477,074)
Total deferred tax liabilities	$-	$-

Reconciliation of the tax rate to the U.S. federal statutory tax rate which relate to the year ended December 31, 2017 and 2016 is as follows:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Tax at federal statutory rate	$(80,922)	$(3,104,489)
State income taxes	-	(1,320)
Permanent differences	118,253	196,479
Change in valuation allowance	(2,436,734)	3,191,794
Other - State rate effect	(9,578)	(272,768)
Change in status	2,408,980	14,216
Other	-	(25,912)
Provision for income taxes	$-	$(2,000)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the 2017 Tax Cuts and Jobs Act (“2017 Tax Reform”). The 2017 Tax Reform significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U. S. corporate income tax rates and implementing a territorial tax system.

We have reasonably estimated the effects of the 2017 Tax Reform and recorded provisional amounts in our financial statements as of December 31, 2017. This amount is primarily comprised of the re-measurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%. We also recorded a corresponding decrease in our valuation allowance for the impact of the 2017 Tax Reform of approximately $5.040 million, with minimal to no effect of our current statement of operations.

We will continue to monitor additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, so we may make adjustments to the provisional amounts (if any). However, management’s opinion is that future adjustments due to the 2017 Tax Reform should not have a material impact on the company’s provision for income taxes.

NOTE 12. SHARE-BASED COMPENSATION

In 2014, the Company’ s Board of Directors approved that the Directors stock compensation would be included in the Employee Stock Incentive Plan (“Stock Plan”) that reserves 1,724,128 shares of common stock for issuance. Equity and equity-based compensation plans are intended to make available incentives that will assist us in attracting, retaining, and motivating employees, officers, consultants, and directors by allowing them to acquire an ownership interest in our business, and, as a result, encouraging them to contribute to our success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As a result, we expect to incur non-cash, stock-based compensation expenses in future periods. The Board of Directors has frozen the 2014 Incentive Plan, such that no future grants of awards will be made and the 2014 Incentive Plan shall only remain in effect with respect to awards under that Plan outstanding as of June 15, 2015 until they expire according to their terms.

In 2015, our stockholders approved the Superior Drilling Company, Inc. 2015 Long Term Incentive Plan (the “2015 Incentive Plan”). The purpose of the 2015 Incentive Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and its affiliates and by motivating such persons to contribute to the growth and profitability of the Company and our affiliates. In 2017, the Company’s board of directors approved an additional 1,440,000 shares of the Company’s common stock to be added to the 2015 Incentive Plan. Subject to adjustment as provided in the 2015 Incentive Plan, the maximum aggregate number of shares of the Company’ s common stock that may be issued with respect to awards under the 2015 Incentive Plan is 2,992,905. As of December 31, 2017, there were 1,264,613 shares outstanding with respect to awards granted under the Company’s 2015 Incentive Plan.

Restricted stock units - On November 10, 2016, the Board of Directors granted 600,000 restricted stock units from the Company’ s 2015 Incentive Plan to executive management and directors based on the closing price of the Company’ s common stock on the date of the grant. These restricted units will vest over a three-year period.

On December 4, 2017, the Board of Directors granted 267,443 restricted stock units from the Company’s 2015 incentive plan to executive management and directors based on the closing price of the Company’s common stock on the date of the grant. These restricted units will vest over a three - year period.

During 2017, the Board of Directors granted 15,135 restricted stock units from the Company’s 2015 incentive plan to a contractor based on the closing price of the Company’s common stock on the date of the grant. These restricted units will vest over a three - year period.

On December 4, 2017, the Board of Directors approved grants of restricted stock units to Troy and Annette Meier with an approximate value of $587,500. The Board and the Meiers decided in lieu of making such awards, the dollar value of such awards would be used to pay interest and principal on the Tronco Note (see Note 7-Related Party Note Receivable ).

Compensation expense recognized for grants vesting under the 2014 Incentive Plan was approximately $142,000 and $233,000 for the years ending December 31, 2017 and 2016, respectively. Compensation expense recognized for grants of restricted stock vesting under the 2015 Incentive Plan was approximately $456,000 and $406,000 for the years ending December 31, 2017 and 2016, respectively. The Company recognized compensation expense and recorded it as share-based compensation in the consolidated statement of operations.

Total unrecognized compensation expense related to unvested restricted stock units expected to be recognized over the remaining weighted vesting period of 2.56 years equaled approximately $534,000 at December 31, 2017. These shares vest over three years.

The following table summarizes RSU activity for the years ended December 31, 2017 and 2016:

	2017		2016
	Number of Restricted Stock Units	Weighted - Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted - Average Grant Date Fair Value
Unvested RSU’ s at beginning of period	702,608	$1.31	407,493	$2.48
Granted	282,578	1.27	600,000	0.97
Forfeited	-	-	(17,342)	1.62
Vested	(337,991)	1.64	(287,543)	2.22
Unvested RSU’ s at end of period	647,195	$1.12	702,608	$1.31

Stock Options - On March 4, 2016, the Board of Directors granted options to acquire 78,944 shares of stock from the Company’ s 2015 Incentive Plan to officers and employees based on the closing price of the Company’ s common stock on the date of the grant, which was $1.73. These options vested 100% on the grant date and have a ten-year term expiring on March 4, 2026. The fair value of the vested stock options was calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

On March 18, 2016, the Board of Directors granted options to acquire 81,714 shares of stock from the Company’ s 2015 Incentive Plan to officers and employees based on the closing price of the Company’ s common stock on the date of the grant, which was $1.67. These options vested 100% on the grant date and have a ten-year term expiring on March 18, 2026. The fair value of the vested stock options was calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

On March 31, 2016, the Board of Directors granted options to acquire 148,475 shares of stock from the Company’ s 2015 Incentive Plan to directors, officers and employees based on the closing price of the Company’ s common stock on the date of the grant, which was $1.37. These options vested 100% on the grant date and have a ten-year term expiring on March 31, 2026. The fair value of the vested stock options was calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

These three issuances of options issued during March 2016 were part of decreasing the base salary of employees and directors in exchange for salary for options plan, issued out of the 2015 Incentive Plan.

On December 5, 2016, the Board of Directors granted 5,000 stock options from the Company’ s 2015 Incentive Plan to officers and employees based on the closing price of the Company’ s common stock on the date of the grant, which was $1.20. These options vested 33% on the first anniversary of the grant date, 33% on the second anniversary of the grant date and 34% on third anniversary of the grant date.

On December 22, 2016, the Board of Directors granted 54,200 stock options from the Company’ s 2015 Incentive Plan to officers and employees based on the closing price of the Company’ s common stock on the date of the grant, which was $1.11. These options vested 33% on the first anniversary of the grant date, 33% on the second anniversary of the grant date and 34% on the third anniversary of the grant date.

On December 1, 2017, the Board of Directors granted 67,500 stock options from the Company’s 2015 Incentive plan to officers and employees based on the Company’s common stock on the date of grant, which was $1.30. These options vest 33% on the first anniversary of the grant date, 33% on the second anniversary of the grant date, and 34% on the third anniversary of the grant date.

Compensation expense recognized for option grants vesting under the 2015 Incentive Plan was approximately $15,000 and $145,000 for the years ending December 31, 2017 and 2016. The Company recognized compensation expense and recorded it as share-based compensation in the consolidated condensed statement of operations.

The following table summarizes stock options outstanding and changes during the years ended December 31, 2017 and 2016:

	2017		2016
	Number of Stock Options	Weighted - Average Exercise Price	Number of Stock Options	Weighted - Average Exercise Price
Stock options outstanding at beginning of period	425,000	$1.52	86,500	$1.85
Granted	67,500	1.30	368,333	1.47
Exercised	-	-	-	-
Expired	(6,701)	1.44	(10,325)	1.85
Canceled or forfeited	(26,972)	1.28	(19,508)	1.85
Stock options outstanding at end of period	458,827	1.50	425,000	$1.52
Stock options exercised at end of period	-	$-	-	$-

The fair value of stock options granted to employees and directors in 2017 was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

Expected volatility	59%
Discount rate	1.90%
Expected life (years)	3
Dividend yield	N/A

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’ s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Remediation of Previously Disclosed Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, management identified material weaknesses in internal control over lack of staffing and appropriate accounting expertise within its accounting department. Management believed the lack of accounting and financial personnel amounted to a material weakness in its internal control over financial reporting and their ability to prepare financial statements and disclosures, and a lack of accounting expertise to appropriately apply GAAP for complex and non-routine transactions. Management concluded that our disclosure controls and procedures were not effective as of September 30, 2017 because of this material weakness.

To remediate this identified material weakness and to enhance the Company’s overall financial control environment, management implemented the following beginning in January 2017:

●	Management enhanced the formality and rigor of the reconciliation procedures and the evaluation of certain accounts, transactions and controls.
●	Management improved the lack of staffing and appropriate accounting expertise by hiring additional personnel with requisite expertise to improve financial reporting expertise within its accounting department.

Changes in Internal Controls over Financial Reporting

The aforementioned changes in our internal control over financial reporting had operated for sufficient time to be considered remediated during the quarter ended December 31, 2017, and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning our directors, executive officers and significant employees as of December 31, 2017:

Name	Age	Position
G. Troy Meier	56	Board Chair, Class III Director and Chief Executive Officer
Annette Meier	54	Class II Director, President and Chief Operating Officer
James R.Lines	56	Class II Director
Robert Iversen	63	Class III Director
Michael V. Ronca	64	Class I Director
Christopher D. Cashion	62	Chief Financial Officer

G. Troy Meier. Mr. Meier has served as our Board Chair, one of our Class III Directors and Chief Executive Officer since 2014. Mr. Meier has over 35 years of experience in the oil and gas industry. Mr. Meier and co-founder Annette Meier founded our predecessor company in 1999. Since that time through the present, Mr. Meier has spearheaded the development of our new manufacturing business and our research and development activities. As our chief innovator, Mr. Meier has been responsible for not only inventing, but also designing, engineering and manufacturing industry specific machinery and processes and has several patent applications pending. Previously, in 1993, Mr. Meier started our predecessor company, Rocky Mountain Diamond, after thirteen years with Christensen Diamond and its successors. At Christensen Diamond, Mr. Meier established overseas factories in Ireland, Venezuela and China. In addition, Mr. Meier designed tools to improve efficiency both in the plants and in the field. Previously, Mr. Meier had been Christensen Diamond’s first drill bit fabricator specialist and by age 28, was made the Northern Region design engineer responsible for designing drill bits, core systems, centric bits, nozzle systems and related products. As the co-founder, Mr. Meier for the last six years has focused 100% of his attention on our development and growth.

Mr. Meier was selected to serve on our Board of Directors and as the Board Chair because of his extensive industry experience, his role as our co-founder and chief innovator, and his and Ms. Meier’s majority shareholding. Mr. Meier is married to Annette Meier.

Annette Meier. Ms. Meier has served as our Class II Director, President and Chief Operating Officer since 2014. Ms. Meier has over 22 years of experience in the oil and gas industry. Since our inception in 1999 to the present, Ms. Meier has managed all of our day-to-day operations and business. In 2008, Ms. Meier envisioned and co-created “CHUCK,” our custom shop management and inventory program software. Ms. Meier was also instrumental to the development of the “nucleus grinding system” that is currently utilized in our new manufacturing processes. In 2005, Ms. Meier served as the creator and chief architect of the Ropers Business Park, the state-of-the-art campus that houses our remanufacturing and new manufacturing facilities in Vernal, Utah. Ms. Meier’s understanding of our business processes resulted in her designing and facilitating the SMART FACILITY layout, process and control systems within the manufacturing plant. Previously, in 1993, Ms. Meier co-founded and managed our predecessor company, Rocky Mountain Diamond. As the co-founder, Ms. Meier for the last six years has focused 100% of her attention on our development and growth. In 2015, Ms. Meier was elected to serve on the Governors Office of Economic Development Board (GOED) for the state of Utah. Ms. Meier has been the recipient of numerous state, local and industry awards over the years that recognized her for innovation and leadership.

Ms. Meier was selected to serve on our Board of Directors because of her extensive industry experience, her role as our co-founder and substantial knowledge of our day-to-day operations, and her and Mr. Meier’s majority shareholding. Ms. Meier is married to G. Troy Meier.

James Lines. Mr. Lines has served as a Class II director since December 2016, and is Chairman of the Audit Committee. He also serves on the Compensation Committee and the Nominating and Governance Committee of our Board of Directors. Mr. Lines has served as President and Chief Executive Officer of Graham Corporation since January 2008. Graham designs, manufactures and sells critical equipment for the energy, defense and chemical/petrochemical industries. Previously, Mr. Lines served as Graham’s President and Chief Operating Officer since June 2006. Mr. Lines has served Graham in various capacities since 1984, including Vice President and General Manager, Vice President of Engineering and Vice President of Sales and Marketing. Prior to joining its management team, he served Graham as an application engineer and sales engineer as well as a product supervisor. Mr. Lines holds a B.S. in Aerospace Engineering from the State University of New York at Buffalo.

Mr. Lines was selected by the Board of Directors as a nominee due to his extensive experience in growing a midsize business, as well as his background in manufacturing and engineering in the energy industry.

Robert E. Iversen. Mr. Iversen has served as a Class III Director since 2014, Lead Director since December 2016 and has been the Chairman of the Compensation Committee since joining the Board. He has also been a member of the Audit Committee and the Nominating and Governance Committee since 2014. Mr. Iversen has broad executive and operational management experience in the sales, service, and manufacturing sectors of the global upstream oil and gas industry. Currently, Mr. Iversen is a partner and president of CTI Energy Services, LLC of Springtown, Texas, a drilling services company he started in 2011. Mr. Iversen has strong experience in the development and commercialization of new technology products and in company marketing and advertising programs. Previously, Mr. Iversen collaborated with G. Troy Meier as a partner and senior vice president in Tronco Energy Services from 2008 to 2011. From 2002 to 2008, he served as President and other C-level positions with Ulterra Drilling Technologies (Fort Worth, Texas), INRG (Houston, Texas) and NQL Energy Services (Nisku, Alberta). In 1994, Mr. Iversen and partners purchased the U.S. division of DBS Stratabit, a small, underperforming diamond bit company, where, as President until 2002, he built it into a top tier provider of high technology products. Mr. Iversen previously held numerous executive positions in marketing, technology and engineering at various divisions of the Baker Hughes companies, and their predecessors, from 1980 through 1994. Mr. Iversen holds a Bachelor of Science Petroleum Engineering, Montana Tech, as well as numerous technical and executive post-graduate certifications.

Mr. Iversen was selected to serve on our Board of Directors because of his strong experience with start-up companies and the development and commercialization of new technology products. Mr. Iversen further brings his broad executive and operational management expertise in the oil and gas industry.

Michael Ronca. Mr. Ronca has served as a Class I director since 2014, and is Chairman of the Nominating and Governance Committee. He also serves on the Audit Committee and Compensation Committee of our Board of Directors. Mr. Ronca has over 30 years of experience as an executive building and monetizing businesses. Since 2009, Mr. Ronca has served as President and Chief Executive Officer of EagleRidge Energy, LLC, an oil and gas exploration and development company active in north and central Texas. Previously, he served as Chairman of BAS Oil & Gas, a private company active in developing reserves in the Barnett Shale trend in North Texas. Mr. Ronca has a long history of participating in the energy industry starting with his time at Tenneco Inc., where he served as the Assistant to the Chairman and CEO and later established a new oil and gas division which operated throughout the offshore and onshore Gulf Coast region. He later executed a leveraged buyout with the backing of private equity and soon after took the company public on the NYSE under the name of Domain Energy where he also served as President and CEO. In 1998, Domain Energy merged into Range Resources where Mr. Ronca served as Chief Operating Officer for several years. Mr. Ronca has a BS degree from Villanova University and an MBA in Finance from Drexel University.

Mr. Ronca was selected to serve on our Board of Directors because of his strong experience within the oil and gas industry.

Christopher D. Cashion. Mr. Cashion has over 35 years of experience in the fields of accounting, finance and private equity. Mr. Cashion joined us in March 2014 to serve as our Chief Financial Officer on a full-time basis. Previously, Mr. Cashion worked as an independent financial and business consultant since 1998. From January 2013 through February 2014, Mr. Cashion was the Chief Financial Officer for Surefire Industries USA LLC, a Houston-based hydraulic fracturing equipment manufacturing company. Previously, from January 2005 to August 2012, Mr. Cashion provided chief financial officer services to five start-up portfolio companies owned by the Shell Technology Venture Fund, a private equity fund. Prior to his tenure with the start-up portfolio companies, Mr. Cashion worked for the First Reserve Corporation, a private equity firm, from 1991 to 1993. Mr. Cashion worked with Baker Hughes, Inc. from 1981 to 1991 and with Ernst & Young from 1977 to 1981. Mr. Cashion holds a B.S. in Accounting from the University of Tennessee and an M.B.A. in Finance and International Business from the University of Houston. Mr. Cashion has been a Certified Public Accountant since 1979.

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

Audit Committee

Our Audit Committee is comprised solely of “independent” directors, as defined under and required by Rule 10A-3 of the Exchange Act and the NYSE MKT rules. Our Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm. The oversight of our independent public accounting firm includes reviewing the plans and results of the audit engagement with the firm, approving any additional professional services provided by the firm and reviewing the independence of the firm. Commencing with our first report on internal controls over financial reporting, the Committee will be responsible for discussing the effectiveness of the internal controls over financial reporting with our independent registered public accounting firm and relevant financial management. The members of this Committee are Messrs. Iversen, Ronca, and Lines with Mr. Lines serving as committee chair. Our Board of Directors has determined that Mr. Lines qualifies as an “audit committee financial expert,” as defined by the rules under the Exchange Act. The Audit Committee held five meetings in 2017.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides information concerning compensation paid or accrued during the fiscal years ended December 31, 2017 and 2016, to our principal executive officer, our chief operating officer and our principal financial officer, to whom we sometimes refer together as our “named executive officers.”

Name and Principal Position	Year	Salary		Bonus		Stock Awards (6)		Option Awards		Non-Equity Incentive Plan Compensation	All Other Compensation		Total
G. Troy Meier	2017	$332,500	(1)	$701,219	(3)	$—		$—		$—	$12,271	(10)	$1,045,990
Chief Executive Officer	2016	$297,135	(2)	$—		$200,447	(8)	$35,364	(9)	$—	$9,971	(10)	$542,917
Annette Meier	2017	$297,500	(1)	$584,906	(4)	$—		$—		$—	$7,934	(11)	$890,340
President and Chief Operating Officer	2016	$266,173	(2)	$—		$149,457	(8)	$31,266	(9)	$—	$3,989	(11)	$450,885
Christopher Cashion	2017	$210,000	(1)	$97,031	(5)	$120,000	(7)	$—		$—	$12,003	(12)	$439,034
Chief Financial Officer	2016	$188,769	(2)	$—		$73,849	(8)	$21,231	(9)	$—	$9,678	(12)	$293,527

(1)	For 2017, Mr. Meier, Ms. Meier, and Mr. Cashion’s annual base salaries were $475,000, $425,000 and $300,000, respectively, and were reduced for the entire year by 30% due to the downturn in the Oil and Gas Industry.

(2)	For 2016, Mr. Meier, Ms. Meier, and Mr. Cashion’s annual base salaries were $475,000, $425,000 and $300,000, respectively, and were reduced for the entire year by 30% due to the downturn in the Oil and Gas Industry. Additionally, Mr. Meier, Ms. Meier, and Mr. Cashion received option awards in lieu of cash as part of their salary for 2016.

(3)	Relates to $368,719 bonus earned in 2014 and paid in 2017. Also relates to $332,500 bonus made in 2017 in lieu of granting annual incentive compensation awards. Both bonuses were used to pay down interest and principal on related party note receivable. See Note 7 - Related Party Note Receivable to our consolidated financial statements included herein.

(4)	Relates to $329,906 bonus earned in 2014 and paid in 2017. Also relates to $255,000 bonus made in 2017 in lieu of granting annual incentive compensation awards. Both bonuses were used to pay down interest and principal on related party note receivable. See Note 7 - Related Party Note Receivable to our consolidated financial statements included herein.

(5)	Relates to bonus earned in 2014 and paid in 2017.

(6)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 12 Share-Based Compensation to our consolidated financial statements included herein.

(7)	The grant date fair value for restricted stock awards in 2017 was based on the closing price of our common stock on the grant date (December 4, 2017), which was $1.29 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock will vest on December 4, 2018, 33 1/3% of the shares of restricted common stock will vest on December 4, 2019 and 33 1/3% of the shares of restricted common stock will vest on December 4, 2020.

(8)	The grant date fair value for restricted stock awards in 2016 was based on the closing price of our common stock on the grant date (November 10, 2016), which was $0.97 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on November 10, 2017, 33 1/3% of the shares of restricted common stock will vest on November 10, 2018 and 33 1/3% of the shares of restricted common stock will vest on November 10, 2019.

(9)

During March 2016, each of the named executive officers received three awards of stock options in lieu of base salary. The grant date fair value for the stock option awards was based on the closing price of our common stock on each grant date: a) March 4, 2016, which was $1.73 per share; b) March 18, 2016, which was $1.67 per share; and c) March 31, 2016, which was $1.37 per share. All options vested 100% on the grant date and have a ten year term expiring on March 4, 2026, March 18, 2026 and March 31, 2026, respectively. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

(10)	Represents certain company paid health care costs for G. Troy and Annette Meier, life insurance costs, and personal use of a company vehicle.

(11)	Represents life insurance costs and personal use of a company vehicle.

(12)	Represents certain company paid health care costs and life insurance costs.

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

In addition to the base salaries shown above,

●     Mr. Meier’s form of employment agreement provides for an annual review by our Board of Directors, and a performance bonus of 70% to 110% of his base salary based on criteria to be established by the Compensation Committee and participate in our incentive plans.

●     Ms. Meier’s form of employment agreement provides for an annual review by our Board of Directors, and a performance bonus of 70% to 110% of her base salary based on criteria to be established by the Compensation Committee and participate in our incentive plans.

●     Mr. Cashion’s form of employment agreement entitles him to receive a performance bonus based on criteria established by the Compensation Committee, and to participate in our incentive plans.

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

Outstanding Equity Awards for Year Ended December 31, 2017

The following table shows the number of shares covered by exercisable and unexercisable options awards and stock awards held by our named executive officers on December 31, 2017 that were made under the 2015 Long Term Incentive Plan

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b) (4)	(c)	(d)	(e)	(f)	(g)	(h) (1)		(i)	(j)

G. Troy Meier	—	19,980	—	1.73	03/04/2026
	—	20,681	—	1.67	03/18/2026
	25,081	—	—	1.37	03/31/2026
						137,833	$133,698	(2)	—	—

Annette Meier	—	17,698	—	1.73	03/04/2026
	—	18,319	—	1.67	03/18/2026
	22,217	—	—	1.37	03/31/2026
						102,771	$99,688	(2)	—	—

Christopher Cashion	—	11,995	—	1.73	03/04/2026
	—	12,416	—	1.67	03/18/2026
	15,057	—	—	1.37	03/31/2026
						50,782	$49,259	(2)	—	—
						93,023	$120,000	(3)	—	—

(1)	See Note 12 – Share-Based Compensation in the consolidated financial statements included herein.

(2)	The grant date fair value for restricted stock awards is based on the closing price of our common stock on the grant date (November 10, 2016), which was $0.97 per share. The restricted stock awards have the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on November 10, 2017, 33 1/3% of the shares of restricted common stock will vest on November 10, 2018 and 33 1/3% of the shares of restricted common stock will vest on November 10, 2019.

(3)	The grant date fair value for restricted stock awards is based on the closing price of our common stock on the grant date (December 4, 2017), which was $1.29 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock will vest on December 4, 2018, 33 1/3% of the shares of restricted common stock will vest on December 4, 2019 and 33 1/3% of the shares of restricted common stock will vest on December 4, 2020.

(4)	During March 2016, each of the named executive officers agreed to receive awards of stock options in lieu of base salary. The grant date fair value for the stock option awards was based on the closing price of our common stock on the grant date of a) March 4, 2016, which was $1.73 per share; b) March 18, 2016, which was $1.67 per share; and c) March 31, 2016, which was $1.37 per share. All options vested 100% on the grant date and have a ten year term expiring on March 4, 2026, March 18, 2026 and March 31, 2026, respectively. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

Director Compensation

Our employee directors are not separately compensated for their service as a director. In 2017, each of our non-employee directors received 58,140 shares of restricted common stock for his service as a director. In addition to receiving shares of stock, our non-employee directors received the following cash fees: Mr. Iversen, $76,831; Mr. Ronca, $52,500; Mr. Lines $45,851; and Mr. Cryan, $17,668. The members of our Board of Directors are entitled to reimbursement of their expenses incurred in connection with the attendance at Board and committee meetings in accordance with Company policy.

The following table summarizes the annual compensation for our non-employee directors during 2017.

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards (c) (1)	Option Awards (d) (2)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Terence Cryan (2)	$17,668	—	—	—	—	—	$17,668
James R.Lines (2)	$45,851	$75,000	—	—	—	—	$120,851
Robert Iversen	$76,831	$75,000	—	—	—	—	$151,831
Michael V. Ronca	$52,500	$75,000	—	—	—	—	$127,500

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of awards granted by the Board of Directors. See Note 12 Share-Based Compensation in the consolidated financial statements included herein. The grant date fair value for restricted stock awards is based on the closing price of our common stock on the grant date (December 4, 2017), which was $1.29 per share, respectively. As of December 31, 2017, Mr. Iverson and Mr. Ronca each held an aggregate of 155,004 outstanding shares of restricted stock and Mr. Lines held an aggregate of 58,140 outstanding shares of restricted stock. Mr. Iverson’s and Mr. Ronca’s restricted stock awards have the following vesting schedule: a) for the shares granted on August 10, 2015: 33 1/3% of the shares of restricted common stock vested on the first anniversary of the date of grant, 33 1/3% of the shares of restricted common stock vested on the second anniversary of the date of grant and 33 1/3% of the shares of restricted common stock will vest on the third anniversary of the date of grant , b) for the shares granted on November 10, 2016: 33 1/3% of the shares of restricted common stock vested on the first anniversary of the date of grant, 33 1/3% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 33 1/3% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date, and c) for the shares granted on December 4, 2017: 33 1/3% of the shares of restricted common stock will vest on the first anniversary of the date of grant, 33 1/3% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 33 1/3% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date. Mr. Lines restricted stock awards will vest in accordance with the following vesting schedule: for the shares granted on December 4, 2017: 33 1/3% of the shares of restricted common stock will vest on the first anniversary of the date of grant, 33 1/3% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 33 1/3% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date.

(2)	Mr. Cryan completed his Board tenure on December 15, 2016 and Mr. Lines was elected to the Board on December 15, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 15, 2018, by:

●	each person who is known by us to beneficially own 5% or more of the outstanding class of our capital stock;

●	each member of the Board;

●	each of our executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each of the holders of capital stock listed below has sole voting and investment power as to the capital stock owned unless otherwise noted.

Name and Address of Beneficial Owner	Numbers of Shares of Common Stock Beneficially Owned	% of Common Stock Outstanding (1)
FMR LLC (2)
245 Summer Street Boston, Massachusetts 02210	2,409,569	9.8%
Reid Walker (3)
3953 Maple Avenue, Suite 150 Dallas, Texas 75219	1,689,400	6.9%
G. Troy Meier (4)	10,275,845	41.9%
Annette Meier (5)	10,195,770	41.6%
Christopher D. Cashion (6), (12)	318,626	1.3%
James R.Lines (8), (9)	71,140	*
Robert Iversen (7), (10)	215,525	*
Michael V. Ronca (7), (11)	167,052	*
Executive Officers and Directors as a group (6 persons)	11,048,188	45.1%

*	Less than 1%

(1)	Based on 24,535,139 shares outstanding as of March 15, 2018. Unless otherwise noted, the address for the holder is 1583 South 1700 East, Vernal, Utah 84078.

(2)

Based on a Schedule 13G/A filed with the SEC on February 13, 2018 by FMR LLC, Fidelity Small Cap Growth Fund, Select Energy Services Portfolio, Edward C. Johnson III and Abigail P. Johnson. Mr. Johnson is a Director and the Chairman of FMR LLC and Ms. Johnson is a Director, the Vice Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the family of Mr. Johnson, including Ms. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC.

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

(3)	Based on a Schedule 13D/A filed with the SEC on October 12, 2016 by Reid Walker, D4D LLC, a Texas limited liability company, and Hard 4 Holdings, LLC, a Texas limited liability company of which Mr. Walker is the manager and 100% beneficial owner. Of the total 1,657,143 shares, 1,114,286 shares of common stock and a warrant exercisable for 357,143 shares of common stock held by Hard 4 Holdings, LLC, which Mr. Walker shares dispositive or voting power over, and Mr. Walker personally owns 185,714 additional shares of the Company.

(4)	Includes (i) 5,641,510 shares of common stock indirectly owned through his ownership in Meier Family Holding Company, LLC, and (ii) 3,173,350 shares of common stock indirectly owned through his ownership in Meier Management Company, LLC. Also includes 163,813 shares of vested restricted common stock, 137,833 shares of unvested restricted common stock, and 65,742 shares issuable pursuant to vested stock options. 50% of the unvested restricted stock will vest on November 10, 2018, and the balance will vest on November 10, 2019.

(5)	Includes (i) 5,641,510 shares of common stock indirectly owned through her ownership in Meier Family Holding Company, LLC, and (ii) 3,173,350 shares of common stock indirectly owned through her ownership in Meier Management Company, LLC. Also includes 126,308 shares of vested restricted common stock, 102,771 shares of unvested restricted common stock, and 58,234 shares issuable pursuant to vested stock options. 50% of the unvested restricted stock will vest on November 10, 2018, and the balance will vest on November 10, 2019.

(6)	Includes 76,135 of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on November 10, 2017, 33 1/3% of the shares of restricted common stock will vest on November 10, 2018, and 33 1/3% of the shares of restricted common stock will vest on November 10, 2019. Also includes 93,023 of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock will vest on December 4, 2018, 33 1/3% of the shares of restricted common stock will vest on December 4, 2019, and 33 1/3% of the shares of restricted common stock will vest on December 4, 2020.

(7)	Includes (a) 23,734 shares of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested August 10, 2016, 33 1/3% of the shares of restricted common stock vested on August 10, 2017 and 33 1/3% of the shares of restricted common stock will vest on August 10, 2018 and (b) 54,380 of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on November 10, 2017, 33 1/3% of the shares of restricted common stock will vest on November 10, 2018, and 33 1/3% of the shares of restricted common stock will vest on November 10, 2019. Also includes 58,140 of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock will vest on December 4, 2018, 33 1/3% of the shares of restricted common stock will vest on December 4, 2019, and 33 1/3% of the shares of restricted common stock will vest on December 4, 2020.

(8)	Includes 58,140 of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock will vest on December 4, 2018, 33 1/3% of the shares of restricted common stock will vest on December 4, 2019, and 33 1/3% of the shares of restricted common stock will vest on December 4, 2020.

(9)	The address of Mr. Lines is 1110 Ransom Road, Lancaster, New York 14086.

(10)	The address of Mr. Iversen is 4928 FM 1374 Road, Huntsville, Texas 77340.

(11)	The address of Mr. Ronca is 17318 Chagall Lane, Spring, Texas 77379.

(12)	The address of Mr. Cashion is 20615 Sundance Springs Lane, Spring, Texas 77379

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Notes Payable

In 2014, the Company issued notes payable to related parties in the amount of $2 million. The notes bear interest at 7.5% and were scheduled to mature on January 2, 2017. The Company did not pay these notes upon maturity as the Company and the related parties informally agreed to offset these notes payable with the related-party note receivable. During the year, the Company made principal payments and interest payments of $80,000 related to the notes payable. Additionally, the Company applied $207,942 in principal and interest due to the Company on the related party note receivable (see Note 6 – Related Party Note Receivable) during the year ended December 31, 2017 and reduced the balance to $0 as of December 31, 2017.

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

In 2016, the Company recognized an impairment loss of $840,380 related to SAB. This loss was recorded in 2016 and the asset was classified as held for sale. In February 2017, the Company sold real estate to SAB for the net proceeds of $2.5 million. The cash received from the sale was used to pay down the $2.5 million loan balance on the property. As part of the sale, the Company released 547,000 shares of the Meiers common stock from the collateral for the Tronco Note. Prior to the sale, the Company held 8,814,860 common stock shares as collateral for the Tronco Note. After the sale in 2017, the Company holds 8,267,860 shares as collateral for the Tronco Note (see Note 7 – Related Party Note Receivable).

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

Director Independence

The Board has determined that the following members are independent within the meaning of the listing rules of the NYSE MKT: James Lines, Robert Iversen and Michael Ronca

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accountant Fees

The following table sets forth the fees incurred by us in fiscal years 2017 and 2016 for services performed by Moss Adams LLP and Hein & Associates, LLP:

	December 31, 2017	December 31, 2016
Audit Fees(1)	$128,628	$272,339
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	81,811	80,798
Total	$210,439	$353,137

(1)	Hein & Associates, LLP incurred $24,465 in audit fees and Moss Adams LLP incurred $104,163 in audit fees for the year ended December 31, 2017. All audit fees were incurred by Hein & Associates, LLP for the year ended December 31, 2016.

(2)	All fees were incurred by Hein & Associates, LLP.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accountants

The charter of the Audit Committee and its pre-approval policy require that the Audit Committee review and pre-approve the Company’s independent registered public accounting firm's fees for audit, audit-related, tax and other services. The Chairman of the Audit Committee has the authority to grant pre-approvals, provided such approvals are within the pre-approval policy and are presented to the Audit Committee at a subsequent meeting. For the year ended December 31, 2017, the Audit Committee approved 100% of the services described above under the captions “Audit Fees.”

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

10.45	Exclusive Manufacturing, Marketing, Sales and Consulting Agreement among Hard Rock Solutions, LLC, Extreme Technologies, LLC, Tenax Energy Solutions, LLC and Kevin Jones dated January 9, 2015 (incorporated by reference to Exhibit 10.45 to the Company’ s annual report on form 10-K for the year ended December 31, 2014 filed on March 31, 2015.

10.46	Business Loan Agreement between Meier Properties, Series LLC and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’ s Current Report on Form 8-K filed on April 15, 2015).

10.47	Commercial Guaranty between Superior Drilling Products, Inc. and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company’ s Current Report on Form 8-K filed on April 15, 2015).

10.48	Commercial Guaranty between G. Troy Meier and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.49	Commercial Guaranty between Annette Meier and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.50	Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated April 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’ s Current Report on Form 8-K filed on April 15, 2015).

10.51	Form of Nonstatutory Stock Option Agreement (3 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.52	Form of Nonstatutory Stock Option Agreement (2 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.53	Form of Award of Restricted Stock (3 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.54	Form of Award of Restricted Stock (2 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.55	2015 Long Term Incentive Plan effective June 15, 2015 (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2015).

10.56	Second Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated September 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2015).

10.57++	Business Agreement between Hard Rock Solutions, LLC and Baker Hughes Oilfield Operations, Inc. dated January 25, 2016 (incorporated by reference to Exhibit 10.1 to the Company’ s Form 8-K filed on January 29, 2016).

10.58	Loan and Security Agreement among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock, LLC and Extreme Technologies, LLC as co-Borrowers and Federal National Commercial Credit as Lender date March 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’ s Current Report on Form 8-K filed on March 10, 2016).

10.59	Promissory Note dated March 8, 2016 issued in favor of Federal National Commercial Credit as Lender (incorporated by reference to Exhibit 10.2 to the Company’ s Current Report on Form 8-K filed on March 10, 2016).

10.60	Term Promissory Note dated March 8, 2016 issued in favor of Federal National Commercial Credit as Lender (incorporated by reference to Exhibit 10.3 to the Company’ s Current Report on Form 8-K filed on March 10, 2016).

10.61	Subordination Agreement among Superior Drilling Products, Inc., Meier Management Company, LLC and Federal National Commercial Credit dated March 8, 2016 (incorporated by reference to Exhibit 10.4 to the Company’ s Current Report on Form 8-K filed on March 10, 2016).

10.62	Form of Fully Vested Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

10.63	Amended Loan and Security Agreement among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock, LLC and Extreme Technologies, LLC as co-Borrowers and Federal National Commercial Credit as Lender dated March 28, 2016 (incorporated by reference to Exhibit 10.1 to the Company’ s Current Report on Form 8-K filed on March 30, 2016).

10.64	Distribution Agreement between Hard Rock Solutions, LLC and Drilling Tools International, Inc. dated May 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’ s Current Report on Form 8-K filed on May 13, 2016).

10.65	Second Amendment to Loan and Security Agreement among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock, LLC and Extreme Technologies, LLC as co-Borrowers and Federal National Commercial Credit as Lender dated May 12, 2016 (incorporated by reference to Exhibit 10.3 to the Company’ s Current Report on Form 8-K filed on May 16, 2016).

10.66	Promissory Note from Superior Drilling Products Inc. in favor of the Donald A. Foss Revocable Living Trust dated August 5, 2016 (incorporated by reference to Exhibit 10.1 to the Company’ s Current Report on Form 8-K filed on August 11, 2016).

10.67	Warrant issued by Superior Drilling Products, Inc. in favor of the Donald A. Foss Revocable Living Trust dated August 5, 2016 (incorporated by reference to Exhibit 10.2 to the Company’ s Current Report on Form 8-K filed on August 11, 2016).

10.68	Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated August 10, 2016 (incorporated by reference to Exhibit 10.3 to the Company’ s Current Report on Form 8-K filed on August 11, 2016).

10.69	Modification and Forbearance Agreement dated August 16, 2016 by and among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock Solutions, LLC, Extreme Technologies, LLC and Federal National Payables, Inc. (incorporated by reference to Exhibit 10.1 to the Company’ s Current Report on Form 8-K filed on August 17, 2016).

10.70	Guaranty dated August 16, 2016 among G. Troy Meier, Annette Meier, and Federal National Payables, Inc. (incorporated by reference to Exhibit 10.2 to the Company’ s Current Report on Form 8-K filed on August 17, 2016).

10.71	Amended and Restated Distribution Agreement between Hard Rock Solutions, LLC and Drilling Tools International, Inc. dated August 30, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’ s Current Report on Form 8-K filed on August 31, 2016).

10.72	Special Warranty Deed between MPS and SABP dated February 9, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2017).

10.73

Termination of Real Property Lease between MPS and SABP dated February 9, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2017).

10.74	Second Amended and Restated Loan Agreement between the Company and Tronco Energy Corporation dated August 8, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2017).

10.75	Second Amended and Restated Promissory Note between the Company and Tronco Energy Corporation dated August 8, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2017).

10.76	Letter Agreement between Superior Drilling Solutions, LLC and Baker Hughes Oilfield Operations LLC dated October 27, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2017).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Moss Adams LLP

23.2*	Consent of Hein & Associates LLP

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier and Christopher D. Cashion.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

*	Filed herewith.
**	Furnished herewith.

†	Indicates a management contract or compensatory plan, contract or arrangement.
++	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR DRILLING PRODUCTS, INC.

March 22, 2018	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer (Principal Executive Officer)

March 22, 2018	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer (Principal Financial Officer and PrincipalAccounting Officer)

March 22, 2018	By:	/s/ ANNETTE MEIER
Annette Meier, President, Chief Operating Officer and Director

March 22, 2018	By:	/s/ JAMES LINES
James Lines, Director

March 22, 2018	By:	/s/ ROBERT IVERSEN
Robert Iversen, Director

March 22, 2018	By:	/s/ MICHAEL RONCA
Michael Ronca, Director

