Form 10-Q
period 2018-03-31
Superior Drilling Products, Inc.
filed 2018-05-11
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Yes [  ] No [X]

There were 24,535,155 shares of common stock, $0.001 par value, issued and outstanding as of May 11, 2018.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION.

Item 1. Financial Statements

Superior Drilling Products, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash	$2,175,342	$2,375,179
Accounts receivable, net	3,223,046	2,667,042
Prepaid expenses	80,934	111,530
Inventories	1,162,462	1,196,813
Other current assets	86,287	-
Total current assets	6,728,071	6,350,564
Property, plant and equipment, net	8,578,802	8,809,348
Intangible assets, net	5,521,111	6,132,778
Related party note receivable	7,367,212	7,367,212
Other noncurrent assets	15,254	15,954
Total assets	$28,210,450	$28,675,856
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,086,383	$1,021,469
Accrued expenses	416,731	543,758
Current portion of long-term debt, net of discounts	7,552,460	6,101,678
Total current liabilities	9,055,574	7,666,905
Long-term debt, less current portion, net of discounts	4,646,749	6,706,375
Total liabilities	13,702,323	14,373,280
Commitments and contingencies (Note 8)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 24,535,155 shares issued and outstanding	24,535	24,535
Additional paid-in-capital	39,044,881	38,907,864
Accumulated deficit	(24,561,289)	(24,629,823)
Total shareholders’ equity	14,508,127	14,302,576
Total liabilities and shareholders’ equity	$28,210,450	$28,675,856

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended March 31,
	2018	2017

Revenue	$4,600,293	$3,369,612

Operating costs and expenses
Cost of revenue	1,798,944	1,180,733
Selling, general and administrative expenses	1,697,663	1,497,517
Depreciation and amortization expense	936,027	938,022

Total operating costs and expenses	4,432,634	3,616,272

Operating income (loss)	167,659	(246,660)

Other income (expense)
Interest income	92,428	81,859
Interest expense	(191,553)	(259,025)
Other income	-	43,669
Loss on sale of assets	-	(5,828)
Total other expense	(99,125)	(139,325)

Net income (loss)	$68,534	$(385,985)

Basic income (loss) earnings per common share	$0.00	$(0.02)
Basic weighted average common shares outstanding	24,535,155	24,196,299
Diluted income (loss) per common share	$0.00	$(0.02)
Diluted weighted average common shares outstanding	25,140,646	24,196,299

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	For the Three Months
	Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$68,534	$(385,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	936,027	938,022
Amortization of debt discount	17,061	20,452
Share based compensation expense	137,017	175,380
Impairment of inventories	41,396	-
Gain on sale of assets	-	5,828
Changes in operating assets and liabilities:
Accounts receivable	(556,004)	(1,617,149)
Inventories	(6,079)	(183,963)
Prepaid expenses and other noncurrent assets	(54,991)	(53,229)
Accounts payable and accrued expenses	(62,113)	282,329
Other long-term liabilities	-	(17,490)
Net Cash Provided by (Used in) Operating Activities	520,848	(835,805)
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(94,780)	(132,583)
Proceeds from sale of fixed assets	-	2,483,158
Net Cash Provided by (Used in) Investing Activities	(94,780)	2,350,575
Cash Flows From Financing Activities
Principal payments on debt	(625,905)	(2,616,815)
Principal payments on related party debt	-	(49,716)
Principal payments on capital lease obligations	-	(60,297)
Net Cash Used in Financing Activities	(625,905)	(2,726,828)
Net decrease in Cash	(199,837)	(1,212,058)
Cash at Beginning of Period	2,375,179	2,241,902
Cash at End of Period	$2,175,342	$1,029,844
Supplemental information:
Cash paid for Interest	$210,065	$295,910
Non-cash payment of other long-term liability by offsetting related-party note receivable	$-	$550,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2018

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Superior Drilling Products, Inc. (the “Company”, “SDPI”, “we”, “our” or “us”) is a drilling and completion tool technology company providing solutions for the oil and natural gas drilling industry. The Company, designs, engineers, manufactures, sells, and repairs drilling and completion tools.

Our subsidiaries include (a) Superior Drilling Solutions, LLC (previously known as Superior Drilling Products, LLC), a Utah limited liability company (“SDS”), together with its wholly owned subsidiary Superior Design and Fabrication, LLC, a Utah limited liability company (“SDF”), (b) Extreme Technologies, LLC, a Utah limited liability company (“ET”), (c) Meier Properties Series, LLC, a Utah limited liability company (“MPS”), (d) Meier Leasing, LLC, a Utah limited liability company (“ML”), and (e) Hard Rock Solutions, LLC (“HR” or “Hard Rock”).

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

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 and implementing any requirement that may be adopted regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of June 30, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1.0 billion in non-convertible debt in a three-year period or (iv) January 1, 2020.

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

Unaudited Interim Financial Presentation

These interim consolidated condensed financial statements for the three months ended March 31, 2018 and 2017, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations expected for the year ended December 31, 2018. These interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2017 and 2016 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”).

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which introduces the recognition of lease assets and lease liabilities by lessees for all leases which are not short-term in nature. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosure and will adopt this standard on January 1, 2020.

NOTE 2. LIQUIDITY

At March 31, 2018, we had a working capital deficit of approximately $2,300,000. The Company’s manufacturing facility is financed by a commercial bank loan with principal of $4,200,000 due August 15, 2018 (see Note 7 – Long-Term Debt). The classification of this debt from long-term to short-term resulted in a working capital deficit at March 31, 2018. The Company is working with its lender and others to refinance or restructure its commercial bank loan in the first half of 2018. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include managing our operating costs, working capital and debt to enhance liquidity. We will continue to work to grow revenue and review additional cost containment measures and expect to be cash flow positive in 2018. If we are unable to manage our working capital requirements and successfully refinance our commercial bank loan that is collateralized by our property, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

NOTE 3. INVENTORIES

Inventories are comprised of the following:

	March 31, 2018	December 31, 2017
Raw material	$973,923	$1,040,795
Work in progress	135,487	77,702
Finished goods	53,052	78,316
	$1,162,462	$1,196,813

The Company recorded an impairment loss in the cost of sales of $41,396 during the three month period ended March 31, 2018 relating to steel inventory unrelated to the Company’s primary operations. On May 4, 2018, the Company sold this unrelated inventory to a third party wholesaler for approximately $248,000.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	March 31, 2018	December 31, 2017
Land	$880,416	$880,416
Buildings	4,847,778	4,847,778
Building improvements	719,619	717,232
Machinery and equipment	8,258,789	8,216,237
Furniture and fixtures	510,181	507,557
Transportation assets	811,378	811,378
	16,028,161	15,980,598
Accumulated depreciation	(7,449,359)	(7,171,250)
	$8,578,802	$8,809,348

Depreciation expense related to property, plant and equipment for the three months ended March 31, 2018 and 2017 was $324,360 and $326,356, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	March 31, 2018	December 31, 2017
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(9,378,889)	(8,767,222)
	$5,521,111	$6,132,778

Amortization expense related to intangible assets was $611,667 and $611,666 for the three months ended March 31, 2018 and 2017, respectively.

Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of March 31, 2018, the Company reviewed the net balance of the intangible assets and determined no impairment was needed.

NOTE 6. RELATED PARTY NOTE RECEIVABLE

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco Energy Corporation (“Tronco”), a party related to us through common control, in order to take over the legal position as Tronco’s senior secured lender. That agreement provided that, upon our full repayment of the Tronco loan from the proceeds of the Offering, the lender would assign to us all of its rights under the Tronco loan, including all of the collateral documents. On May 30, 2014, we closed our purchase of the Tronco loan for a total payoff of $8.3 million, which included principal, interest, and early termination fees. As a result of that purchase, we became Tronco’s senior secured lender, and as a result are entitled to receive all proceeds from sales of the Tronco-owned collateral, as discussed below.

The interest rate on the note is 4.75%. We earned interest of $86,287 and $81,831 in the three months ending March 31, 2018 and 2017, respectively, and these amounts are included in other current assets in the consolidated balance sheets.

On August 8, 2017, the Board of Directors agreed to extend the terms of the Tronco loan to interest only payments due December 31, 2017, 2018, 2019, 2020, and 2021, with a balloon payment of all unpaid interest and principal due upon full maturity on December 31, 2022.

We have the direct legal right to enforce the collateral and guaranty agreements entered into in connection with the Tronco loan and to collect Tronco’s collateral sales proceeds, in order to recover the loan purchase amount. The Tronco loan continues to be secured by the first position liens on all of Tronco assets, as well as by the guarantees of Troy and Annette Meier (the “Meier Guaranties”), which are directly payable to and legally enforceable by us. In addition, the Meiers have provided us with stock pledges in which they pledge all of their shares of our common stock held by their family entities (the “Meier Stock Pledge”), as collateral for the Meiers guaranties until full repayment of Tronco loan. The pledged shares, which are subject to insider timing requirements and volume limitations under Rule 144 of the Securities Act and required periodic black-out periods, are being held in third-party escrow until full repayment of the Tronco loan, the balance of which is $7,367,212. The Company holds 8,267,860 shares and 530,725 restricted stock units as collateral for the Tronco note as of March 31, 2018. On April 27, 2018, the Company released the 530,725 restricted stock units as collateral for the Tronco note. The Company believes the market value of the 8,267,860 shares is sufficient collateral for the note.

NOTE 7. LONG-TERM DEBT

Long-term debt is comprised of the following:

	March 31, 2018	December 31, 2017
Real estate loans	$4,454,030	$4,518,424
Hard Rock Note, net of discount	6,939,420	7,422,912
Machinery loans	466,932	513,317
Transportation loans	338,827	353,400
	12,199,209	12,808,053
Current portion of long-term debt	(7,552,460)	(6,101,678)
Long-term debt, less current portion	$4,646,749	$6,706,375

Real Estate Loans

Our manufacturing facility is financed by a commercial bank loan requiring monthly payments of approximately $39,000, including principal and interest at 5.25%. A lump sum principal payment of approximately $4.2 million is due at the maturity date of this loan on August 15, 2018.

Hard Rock Note

In 2014, the Company purchased all of the interests of Hard Rock Solutions, LLC (“Hard Rock”). Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”). The Hard Rock Note and subsequent amendments are secured by all of the patents, patents pending, other patent rights, and trademarks transferred to Hard Rock. At issuance, the fair value of the Hard Rock Note was determined to be $11,144,000, which is less than the face value due to a below-market interest rate. The resulting discount of $1,356,000 will be amortized to interest expense using the effective interest method, totaling $17,061 and $20,452 for the three months ended March 31, 2018 and 2017, respectively.

On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock. As amended and restated, the Hard Rock Note accrues interest at 5.75% per annum and matures on January 15, 2020. The following remaining payments are required under the current terms of the Hard Rock Note: in 2018, $500,000 in principal plus accrued interest on each of May 15 and July 15, 2018 and in 2019, $1,000,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2019. The remaining $2,000,000 balance of principal plus accrued interest on the Hard Rock Note are due on January 15, 2020. In December 2017, we made a $500,000 payment for the principal due in January 2018. In January 2018, we made a $500,000 payment for the principal due in March 2018. On May 7, 2018, we made a $500,000 payment for the principal due on May 15, 2018. Additionally in 2018, we have made the accrued interest payments related to the note on January 15, 2018, March 16, 2018, and May 7, 2018 of $70,890, $65,062, and $57,342, respectively.

NOTE 8. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. We are not currently involved in any litigation which management believes could have a material effect on our financial position or results of operations.

NOTE 9. SUBSEQUENT EVENTS

On May 7, 2018, the Company sold inventory at book value to a third party wholesaler.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of March 31, 2018, and our results of operations for the three months ended March 31, 2018 and 2017. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the years ended December 31, 2017 and 2016, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (the “SEC”).

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

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 and implementing any requirement that may be adopted regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of June 30, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1.0 billion in non-convertible debt in a three-year period or (iv) January 1, 2020.

Forward - Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of the Company. You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

●	future operating results and cash flow;

●	scheduled, budgeted and other future capital expenditures;

●	working capital requirements;

●	the availability of expected sources of liquidity;

●	the transition of our business to primarily selling tools;

●	the introduction into the market of the Company’s future products;

●	the market for the Company’s existing and future products;

●	the Company’s ability to develop new applications for its technologies;

●	the exploration, development and production activities of the Company’s customers;

●	compliance with present and future environmental regulations and costs associated with

●	future operations, financial results, business plans and cash needs

●	environmentally related penalties, capital expenditures, remedial actions and proceedings;

●	effects of potential legal proceedings;

●	changes in customers’ future product and service requirements that may not be cost effective or within the Company’s capabilities; and

●	future operations, financial results, business plans and cash needs

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

While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and the following:

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

Overview

Superior Drilling Products, Inc. (the “Company”, “SDPI”, “we”, “our” or “us”) is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling industry. The Company innovates, designs, engineers, manufactures, sells, and repairs drilling and completion tools. Our drilling solutions include the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool”) and the patented Strider™ Drill String Oscillation System technology (“Strider technology” or “Strider”). In addition, the Company is a manufacturer and refurbisher of PDC (polycrystalline diamond compact) drill bits for a leading oil field services company. We operate a state-of-the-art drill tool fabrication facility, where we manufacture solutions for the drilling industry, as well as customers’ custom products.

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

Our strategy for growth is to leverage our expertise in drill tool technology and precision machining in order to broaden our product offerings and solutions for the oil and gas industry. We believe through our patented technologies, as well as technologies under development, that we can offer the industry the solutions it demands to improve drilling efficiencies and reduce production costs.

Our co-founder, Troy Meier, developed the first commercially-viable process for refurbishing PDC drill bits after a successful 13-year career with a predecessor of Baker Hughes Inc. He was also co-inventor of the Drill-N-Ream tool. We made a major strategic shift in 2016 to focus on our core competencies of innovation in manufacturing technologies, creation of solution for the upstream oil and gas industry, drilling tool fleet maintenance and repair and the development engineering and manufacture of new tools and technologies.

For the past 22 years, we have manufactured and refurbished PDC drill bits exclusively for Baker Hughes’s oilfield operations in the Rocky Mountain, California and Alaska regions, as well as other areas as needed to support their internal operations. Effective April 1, 2018, we entered into a new Vendor Agreement (the “Agreement”) with Baker Hughes Oilfield Operations LLC (“Baker Hughes”), replacing our existing Vendor Agreement, which expired on March 31, 2018. Under the agreement, we will now serve an expanded market throughout the U.S., receive a base minimum volume in drill bit refurbishment and continue to provide our drill bit refurbishment services for Baker Hughes exclusively. The agreement has a four year term and allows for modifications in the event of market deterioration and either party has the right to cancel the agreement with 6-months’ notice.

We have been expanding our offerings and broadening our customer base and the end-users of our technologies by demonstrating our engineering, design and manufacturing expertise of down-hole drilling tools. In addition to the patented Drill-N-Ream tool, our products include the Strider technology, the V-Stream Advanced Conditioning System and the Dedicated Reamer Stinger. We are also developing a suite of other horizontal drill string tools, each of which addresses a different technical challenge presented by today’s horizontal drilling designs. In addition, we work with our customers to develop new products and enhancements to existing products in order to improve efficiency and safety and solve complex drilling tool problems.

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

We employ a senior work force with specialized training and extensive experience related to drill bit refurbishing and drill and completion tool manufacturing. They produce our products and services using a suite of highly technical, purpose-built equipment, much of which we designed and manufactured for our proprietary use. Our manufacturing equipment and products use advanced technologies that enable us to increase efficiency, enhance product integrity, improve safety, and solve complex drilling tool problems.

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

Also in 2016, the Company entered into a non-exclusive agreement with Baker Hughes to supply them with the Strider technology and related services. Tool shipments under the agreement are expected to begin mid-2018. The agreement has no set expiration date or minimum shipment requirement. It will remain in force until it is canceled by either us or Baker Hughes, as stipulated in the agreement.

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

Trends in the Industry

Recent Rig Count Improvement; Industry Volatility. Our business is highly dependent upon the vibrancy of the oil and gas drilling operations in the U.S. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Soon after the completion of our initial public offering in late May 2014 and through early 2016, oil prices dramatically declined in the United States and as a result, the number of operating drill rigs was measurably reduced. The Baker Hughes weekly U.S. rotary rig count decreased over 70% from the high of 1,931 on September 13, 2014 to a historic low of 404 as of May 27, 2016.

The recovery in the industry began during the second half of calendar year 2016 and into 2017, as the U.S. rig count more than doubled from mid-2016 to mid-2017. The rate of growth in rig count stabilized in July 2017 and has increased at a slower rate from then to approximately 1,013 rigs as of April 20, 2018. Production of oil and gas in the U.S. has increased to record levels and has grown at a faster rate than the increased rig count because of better rig technology and higher rates of productivity per rig. With the increase in market activity, we have seen an increase in demand for our product and services, although we have not seen an increase in pricing.

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

GE Oil & Gas merger with Baker Hughes. On July 3, 2017, GE Oil Gas and Baker Hughes announced they had combined their businesses. Currently Baker Hughes is our sole customer for our bit refurbishment business. We intend to continue developing our long-time relationship with Baker Hughes including our agreement with Baker Hughes to supply the Strider technology with our OHS tool and related services.

RESULTS OF OPERATIONS

The following table represents our condensed consolidated statement of operations for the periods indicated:

	Three-Months Ended March 31,
(in thousands)	2018		2017
Revenue	$4,600	100%	$3,369	100%
Operating costs and expenses	4,433	96%	3,616	107%
Income (loss) from continuing operations	167	5%	(247)	(7)%
Other expense	99	2%	139	4%
Net income (loss)	$68	1%	$(386)	(11)%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

For the three months ended March 31, 2018 (first quarter 2018), as compared with the three months ended March 31, 2017 (first quarter 2017)

Revenue. Our revenue increased approximately $1,231,000, during the three months ended March 31, 2018 compared with the same period in 2017. Tool revenue for first quarter 2018 was $3,525,000 which was comprised of approximately $1,992,000 of tool rental and sales revenue and approximately $1,533,000 of other related revenue. Other related revenue includes royalty fees, maintenance and repair of tools. Tool revenue for first quarter 2017 was approximately $2,269,000 which was comprised of approximately $1,634,000 of tool rental and sales revenue and approximately $635,000 of other related revenue.

Tool revenue for the first quarter 2018 grew as a result of an increase in purchases from DTI, the increase in sales of other tools and technologies, supported by the increase in U.S. drilling activity from 2017 to 2018, and the continued success of the Company’s shift in business model in 2016 from a rental tool business to a tool sales business.

Contract services revenue remained consistent at approximately $1,075,000 for the three months ended March 31, 2018 compared with approximately $1,100,000 for the three months ended March 31, 2017.

Operating Costs and Expenses. Total operating costs and expenses increased approximately $816,000 during the three months ended March 31, 2018 compared with the same period in 2017.

●	Cost of revenue increased approximately $618,000 in the first quarter of 2018 compared with the prior-year period due to an increase in volume. As a percentage of revenue, cost of sales was 39%.

●	Selling, general and administrative expenses increased approximately $200,000 for the three months ended March 31, 2018 compared with the same period in 2017. The increase was primarily due to an increase in research and development expense and payroll for officers being restored to 2016 rates partially offset by a reduction in professional fees.

Other Income (Expenses). Other income and expense primarily consists of rent income, interest income, interest expense and loss on disposition of assets.

●	Other Income. In the first quarter 2017, we received $44,000 rental income for the lease on the SAB facilities up until it was sold in February 2017. As result of the sale, we did not have other income for the three months ended March 31, 2018.

●	Interest Income. For the three months ended March 31, 2018 and 2017 interest income was approximately $92,000 and $82,000, respectively, and relates to interest received from the Tronco related party note receivable.

●	Interest Expense. The interest expense for the three months ended March 31, 2018 and 2017 was approximately $192,000 and $259,000, respectively. The decline in interest expense was due primarily to the reduction in the balance outstanding on the Hard Rock Note.

Liquidity

At March 31, 2018, we had a working capital deficit of approximately $2,300,000. The Company’s manufacturing facility is financed by a commercial bank loan with principal of $4,200,000 due August 15, 2018 (see Note 7 – Long-Term Debt in our consolidated financial statements). The classification of this debt from long-term to short-term resulted in a working capital deficit at March 31, 2018. The Company is working with its lender and others to refinance or restructure its commercial bank loan in the first half of 2018. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include managing our operating costs, working capital and debt to enhance liquidity. We will continue to work to grow revenue and review additional cost containment measures and expect to be cash flow positive in 2018. If we are unable to manage our working capital requirements and successfully refinance our commercial bank loan that is collateralized by our property, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock. As amended and restated, the Hard Rock Note accrues interest at 5.75% per annum and matures on January 15, 2020. The following remaining payments are required under the current terms of the Hard Rock Note: in 2018, $500,000 in principal plus accrued interest on each of May 15 and July 15, 2018 and in 2019, $1,000,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2019. The remaining $2,000,000 balance of principal plus accrued interest on the Hard Rock Note are due on January 15, 2020. In December 2017, we made a $500,000 payment for the principal due in January 2018. In January 2018, we made a $500,000 payment for the principal due in March 2018. On May 7, 2018, we made a $500,000 payment for the principal due on May 15, 2018. Additionally in 2018, we have made the accrued interest payments related to the note on January 15, 2018, March 16, 2018, and May 7, 2018 of $70,890, $65,062, and $57,342, respectively.

Cash Flow

Operating Cash Flows

For the three months ended March 31, 2018, net cash provided by our operating activities was approximately $520,000. The Company had approximately $68,000 of net income and approximately $556,000 increase in accounts receivable, which was offset by a decrease in accounts payable and accrued expenses of approximately $62,000.

Investing Cash Flows

For the three months ended March 31, 2018, net cash used in our investing activities was approximately $94,000 and related to property, plant and equipment purchases.

Financing Cash Flows

For the three months ended March 31, 2018, net cash used in our financing activities was approximately $626,000 and related to principal payments on debt.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

PART II

Item 1. Legal Proceedings

We are subject to litigation that arises from time to time in the ordinary course of our business activities. We are not currently involved in any litigation which management believes could have a material effect on our financial position or results of operations.

Item 1A. Risk Factors

We may be unable to maintain adequate liquidity and make payments on our debt.

At March 31, 2018, we had a working capital deficit of approximately $2,300,000. The Company’s manufacturing facility is financed by a commercial bank mortgage loan with principal of $4,200,000 due August 15, 2018. The classification of this debt from long-term to short-term resulted in a working capital deficit at December 31, 2017. The Company plans to work with its lender and others to refinance or restructure its commercial bank loan in the first half of 2018.

As amended and restated effective August 10, 2016, the Hard Rock Note accrues interest at 5.75% per annum and matures and is fully payable on January 15, 2020. Under the current terms of Hard Rock Note, and after the payment described below, we are required to make the following remaining payments: equal payments totaling $2,000,000 of principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2018, and July 15, 2018, and equal principal payments totaling $4,000,000 (plus accrued interest) on each of January 15, March 15, May 15 and July 15, 2019, with the remaining $2,000,000 balance of principal and accrued interest on the Hard Rock Note due on January 15, 2020. In December 2017, we made a $500,000 payment for the principal due in January 2018. In January 2018, we made a $500,000 payment for the principal due in March 2018. On May 7, 2018, we made a $500,000 payment for the principal due on May 15, 2018. Additionally in 2018, we have made the accrued interest payments related to the note on January 15, 2018, March 16, 2018, and May 7, 2018 of $70,890, $65,062, and $57,342, respectively.

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

We expect to be cash flow positive in 2018. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. In order to make our debt payments in 2018, we may need additional capital to support additional growth. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

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

We are required to make remaining payments on the Hard Rock Note of $500,000 (plus accrued interest) in 2018 and $4.0 million (plus accrued interest) for 2019, with the balance of $2.0 million due on maturity in January 2020. We have a commercial bank loan with principal of $4,200,000 due in August 2018. We plan to refinance the loan in the first half of 2018. In addition, we are required to make monthly payments of approximately $68,000 on our other indebtedness.

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

We have two large customers that currently comprise 97% of our total revenue. It is likely that we will continue to derive a portion of our revenue from a relatively small number of customers in the future. If a major customer decided not to continue to use our services or significantly reduces its drilling plans, or if we are unable to expand our channels to market or further commercialize, our revenue would decline and our operating results and financial condition could be harmed. In addition, we are subject to credit risk due to the concentration of our customer base. Any increase in the nonpayment of and nonperformance by our counterparties, either as a result of changes in financial and economic conditions or otherwise, could have a material effect on our business, results of operations and financial condition and could adversely affect our liquidity.

Item 6. Exhibits

The exhibits listed below are filed as part of this report:

Exhibit No.	Description

10.1*++	Vendor Agreement dated effective April 1, 2018 between Superior Drilling Solutions, LLC and Baker Hughes Oilfield Operations LLC.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.**

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.**

101.INS *	XBRL Instance

101.XSD *	XBRL Schema

101.CAL *	XBRL Calculation

101.DEF *	XBRL Definition

101.LAB *	XBRL Label

101.PRE *	XBRL Presentation

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

SUPERIOR DRILLING PRODUCTS, INC.

May 11, 2018	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer (Principal Executive Officer)

May 11, 2018	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

