Form 10-Q
period 2018-06-30
Superior Drilling Products, Inc.
filed 2018-08-02
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36453

Superior Drilling Products, Inc.

(Exact name of registrant as specified in its charter)

Utah	46-4341605
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No)

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

Yes [  ] No [X]

There were 24,535,155 shares of common stock, $0.001 par value, issued and outstanding as of August 2, 2018.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION.

Item 1. Financial Statements

Superior Drilling Products, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash	$3,083,897	$2,375,179
Accounts receivable, net	3,208,598	2,667,042
Prepaid expenses	152,818	111,530
Inventories	945,015	1,196,813
Other current assets	178,125	-
Total current assets	7,568,453	6,350,564
Property, plant and equipment, net	8,285,721	8,809,348
Intangible assets, net	4,909,444	6,132,778
Related party note receivable	7,367,212	7,367,212
Other noncurrent assets	15,889	15,954
Total assets	$28,146,719	$28,675,856
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$340,094	$1,021,469
Accrued expenses	603,502	543,758
Current portion of long-term debt, net of discounts	8,001,810	6,101,678
Total current liabilities	8,945,406	7,666,905
Long-term debt, less current portion, net of discounts	3,585,061	6,706,375
Total liabilities	12,530,467	14,373,280
Commitments and contingencies (Note 8)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 24,535,155 shares issued and outstanding	24,535	24,535
Additional paid-in-capital	39,148,208	38,907,864
Accumulated deficit	(23,556,491)	(24,629,823)
Total shareholders’ equity	15,616,252	14,302,576
Total liabilities and shareholders’ equity	$28,146,719	$28,675,856

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Revenue	$5,398,923	$4,049,497	$9,999,216	$7,419,109

Operating costs and expenses
Cost of revenue	1,942,671	1,491,383	3,741,615	2,672,116
Selling, general and administrative expenses	1,426,985	1,237,335	3,124,648	2,734,852
Depreciation and amortization expense	941,683	899,373	1,877,710	1,837,395

Total operating costs and expenses	4,311,339	3,628,091	8,743,973	7,244,363

Operating income	1,087,584	421,406	1,255,243	174,746

Other income (expense)
Interest income	99,711	82,509	192,139	164,368
Interest expense	(182,497)	(215,103)	(374,050)	(474,128)
Other income	-	-	-	43,669
Loss on sale of assets	-	17,995	-	12,167
Total other expense	(82,786)	(114,599)	(181,911)	(253,924)

Net income (loss)	$1,004,798	$306,807	1,073,332	$(79,178)

Basic income earnings per common share	$0.04	$0.01	0.04	$0.00
Basic weighted average common shares outstanding	24,535,155	24,197,148	24,535,155	24,196,726
Diluted income per common share	$0.04	$0.01	0.04	$0.00
Diluted weighted average common shares outstanding	25,140,467	24,197,148	25,140,467	24,196,726

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	For the Six Months
	Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$1,073,332	$(79,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,877,711	1,837,395
Amortization of debt discount	31,281	40,110
Share based compensation expense	240,344	350,741
Impairment of inventories	41,396	-
Gain on sale of assets	-	(12,167)
Changes in operating assets and liabilities:
Accounts receivable	(541,556)	(1,836,466)
Inventories	211,368	(118,046)
Prepaid expenses and other noncurrent assets	(219,348)	(151,549)
Accounts payable and accrued expenses	(621,631)	(328,992)
Other long-term liabilities	-	(17,490)
Net Cash Provided by (Used in) Operating Activities	2,092,897	(315,642)
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(131,716)	(141,137)
Proceeds from sale of fixed assets	-	2,483,921
Net Cash Provided by (Used in) Investing Activities	(131,716)	2,342,784
Cash Flows From Financing Activities
Principal payments on debt	(1,252,463)	(2,740,140)
Principal payments on related party debt	-	(74,293)
Principal payments on capital lease obligations	-	(153,720)
Net Cash Used in Financing Activities	(1,252,463)	(2,968,153)
Net increase (decrease) in Cash	708,718	(941,011)
Cash at Beginning of Period	2,375,179	2,241,902
Cash at End of Period	$3,083,897	$1,300,891
Supplemental information:
Cash paid for Interest	$340,891	$460,842
Non-cash payment of other long-term liability by offsetting related-party note receivable	$-	$550,000
Acquisition of equipment by issuance of note payable	$-	$16,557

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2018

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

Unaudited Interim Financial Presentation

These interim consolidated condensed financial statements for the three and six months ended June 30, 2018 and 2017, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations expected for the year ended December 31, 2018. These interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2017 and 2016 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”).

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update for “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition.” This accounting standard update provides new guidance concerning recognition and measurement of revenue and requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, FASB delayed the effective date one year, which is now effective for the Company’s fiscal year beginning January 1, 2019. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosure and will adopt this standard on January 1, 2019.

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

NOTE 2. LIQUIDITY

At June 30, 2018, we had a working capital deficit of approximately $1,400,000. The Company’s manufacturing facility is financed by a commercial bank loan mortgage with principal of $4,200,000 due August 15, 2018 (see Note 7 – Long-Term Debt). The classification of this debt from long-term to short-term resulted in a working capital deficit at June 30, 2018. On August 1, 2018, the Company entered into an agreement with its lender to extend the due date of the commercial real estate loan to February 15, 2019. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. We continue to expect to be cash flow positive in 2018. If we are unable to manage our working capital requirements and successfully refinance our commercial bank loan that is collateralized by our property, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

NOTE 3. INVENTORIES

Inventories are comprised of the following:

	June 30, 2018	December 31, 2017
Raw material	$766,751	$1,040,795
Work in progress	113,525	77,702
Finished goods	64,739	78,316
	$945,015	$1,196,813

The Company recorded an impairment loss in the cost of sales of $41,396 in the first quarter of 2018 relating to steel inventory unrelated to the Company’s primary operations. During the second quarter of 2018, the Company sold this unrelated inventory to a third-party wholesaler for approximately $248,000. No gain or loss was recorded upon the sale.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	June 30, 2018	December 31, 2017
Land	$880,416	$880,416
Buildings	4,847,778	4,847,778
Building improvements	719,619	717,232
Machinery and equipment	8,295,727	8,216,237
Furniture and fixtures	510,181	507,557
Transportation assets	811,378	811,378
	16,065,099	15,980,598
Accumulated depreciation	(7,779,378)	(7,171,250)
	$8,285,721	$8,809,348

Depreciation expense related to property, plant and equipment for the three and six months ended June 30, 2018 was $330,016 and $654,377, respectively, and for the three and six months ended June 30, 2017 was $287,706 and $614,062, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	June 30, 2018	December 31, 2017
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(9,990,556)	(8,767,222)
	$4,909,444	$6,132,778

Amortization expense related to intangible assets for the three and six months ended June 30, 2018 and June 30, 2017, was $611,667 and $1,223,334, respectively.

Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of June 30, 2018, the Company reviewed the net balance of the intangible assets and determined no impairment was needed.

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

The interest rate on the note is 5.00%. We earned interest of $91,838 and $178,125 for the three and six months ending June 30, 2018, respectively, and interest of $81,650 and $163,733 for the three and six months ended June 30, 2017, respectively. These amounts are included in other current assets in the consolidated balance sheets.

On August 8, 2017, the Board of Directors agreed to extend the terms of the Tronco loan to interest only payments due December 31, 2017, 2018, 2019, 2020, and 2021, with a balloon payment of all unpaid interest and principal due upon full maturity on December 31, 2022.

We have the direct legal right to enforce the collateral and guaranty agreements entered into in connection with the Tronco loan and to collect Tronco’s collateral sales proceeds, in order to recover the loan purchase amount. The Tronco loan continues to be secured by the first position liens on all of Tronco assets, as well as by the guarantees of Troy and Annette Meier (the “Meier Guaranties”), which are directly payable to and legally enforceable by us. In addition, the Meiers have provided us with stock pledges in which they pledge all of their shares of our common stock held by their family entities (the “Meier Stock Pledge”), as collateral for the Meiers guaranties until full repayment of Tronco loan. The pledged shares, which are subject to insider timing requirements and volume limitations under Rule 144 of the Securities Act and required periodic black-out periods, are being held in third-party escrow until full repayment of the Tronco loan, the balance of which is $7,367,212. The Company holds 8,267,860 shares as collateral for the Tronco note as of June 30, 2018. On April 27, 2018, the Company released the 530,725 restricted stock units we previously held as additional collateral for the Tronco note. The Company believes the market value of the 8,267,860 shares is sufficient collateral for the note.

NOTE 7. LONG-TERM DEBT

Long-term debt is comprised of the following:

	June 30, 2018	December 31, 2017
Real estate loans	$4,387,695	$4,518,424
Hard Rock Note, net of discount	6,453,640	7,422,912
Machinery loans	421,289	513,317
Transportation loans	324,247	353,400
	11,586,871	12,808,053
Current portion of long-term debt	(8,001,810)	(6,101,678)
Long-term debt, less current portion	$3,585,061	$6,706,375

Real Estate Loans

Our manufacturing facility is financed by a commercial bank loan requiring monthly payments of approximately $39,000, including principal and interest at 5.25%. On August 1, 2018, we entered into an agreement with our lender to extend the due date of the commercial real estate loan from August 15, 2018 to February 15, 2019, and changed the interest rate to 7.1% (see Note 9 – Subsequent Events).

Hard Rock Note

In 2014, the Company purchased all of the interests of Hard Rock Solutions, LLC (“Hard Rock”). Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”). The Hard Rock Note and subsequent amendments are secured by all of the patents, patents pending, other patent rights, and trademarks transferred to Hard Rock. At issuance, the fair value of the Hard Rock Note was determined to be $11,144,000, which is less than the face value due to a below-market interest rate. The resulting discount of $1,356,000 will be amortized to interest expense using the effective interest method, totaling $14,220 and $31,281 for the three and six months ended June 30, 2018, respectively, and $19,104 and $38,207 for the three and six months ended June 30, 2017, respectively.

On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock. As amended and restated, the Hard Rock Note accrues interest at 5.75% per annum and matures on January 15, 2020. We have made all the required payments related to the note in 2018 which included $500,000 principal payments made in December 2017, January 2018, May 2018, and July 2018. Additionally, we have made the accrued interest payments related to the note on January 15, 2018, March 16, 2018, May 7, 2018 and July 13, 2018 of $70,890, $60,062, $57,342, and $68,606, respectively. We are required to pay $1,000,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2019. The remaining $2,000,000 balance of principal plus accrued interest on the Hard Rock Note is due on January 15, 2020.

NOTE 8. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. We are not currently involved in any litigation which management believes could have a material effect on our financial position or results of operations.

NOTE 9. SUBSEQUENT EVENTS

As described in Note 7, on August 1, 2018, we entered into an agreement with our lender to extend the due date of the commercial real estate loan to February 15, 2019. The interest rate for this loan extension is 7.1%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of June 30, 2018, and our results of operations for the three and six months ended June 30, 2018 and 2017. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the years ended December 31, 2017 and 2016, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (the “SEC”).

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

Many of such factors are beyond the Company’s ability to control or predict. Any of the factors, or a combination of these factors, could materially affect the Company’s future results of operations and the ultimate accuracy of the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or based on current financial performance. Every forward-looking statement speaks only as of the date of the particular statement, and the Company undertakes no obligation to publicly update or revise any forward-looking statement.

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

For the past 22 years, we have manufactured and refurbished PDC drill bits exclusively for Baker Hughes’s oilfield operations in the Rocky Mountain, California and Alaska regions, as well as other areas as needed to support their internal operations. Effective April 1, 2018, we entered into a new Vendor Agreement (the “Agreement”) with Baker Hughes Oilfield Operations LLC (“Baker Hughes”), replacing our former Vendor Agreement, which expired on March 31, 2018. Under the agreement, we will now serve an expanded market throughout the U.S., receive a base minimum volume in drill bit refurbishment and continue to provide our drill bit refurbishment services exclusively for Baker Hughes. The agreement has a four-year term and allows for modifications in the event of market deterioration. Either party has the right to cancel the agreement with 6-months’ notice.

We have been expanding our offerings and broadening our customer base and the end-users of our technologies by demonstrating our engineering, design and manufacturing expertise of down-hole drilling tools. In addition to the patented Drill-N-Ream tool, our products include the Strider technology, the V-Stream Advanced Conditioning System and the Dedicated Reamer Stinger. We have a pipeline of concepts of more horizontal drill string tools, each of which addresses a different technical challenge presented by today’s horizontal drilling designs. We are developing our relationships with our customers and the industry to understand the markets needs in order to develop new products and design enhancements to existing products in order to improve efficiency and safety and solve complex drilling tool problems.

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

In May 2016, the Company entered into an agreement with Drilling Tools International (“DTI”), under which DTI had a requirement to purchase our Drill-N-Ream tool for their rental tool business and achieve market share requirements in order to maintain exclusive marketing rights for the Drill-N-Ream. This agreement changed our business model from a rental tool company to a manufacturer that designs, builds and sells tools. DTI, has exclusive rights to market the Drill-N-Ream in the U.S. and Canada, both onshore and offshore. It must achieve defined market share goals with our tool that started in June 2017 and increase through the end of 2020. We receive revenue from DTI for tool sales, tool repairs and a royalty fee based on the tools usage. We are currently developing a new agreement and metrics with DTI to grow the market share of the Drill-N-Ream.

Also in 2016, the Company entered into a non-exclusive agreement with Baker Hughes to supply them with the Strider technology and related services. Tool shipments under the agreement are dependent upon the timing of the commercialization of the Strider technology. The agreement has no set expiration date or minimum shipment requirement. It will remain in force until it is canceled by either us or Baker Hughes, as stipulated in the agreement.

In December 2017, the Company entered into an agreement with Weatherford U.S., L.P. (“Weatherford”) to launch a joint market development program to introduce our Drill-N-Ream tool in the Middle East. Under the development agreement, Weatherford and SDPI will demonstrate the Drill-N-Ream’s capabilities with large Middle East operators in Saudi Arabia, Kuwait and Oman. The program was initially planned through June 30, 2018, and we are currently negotiating an extension of the program through December 31, 2018. SDPI and Weatherford each employ a local resident Product Champion to execute the pilot test program of 18 Drill-N-Ream tools. Upon the technology being proven in the region, the parties plan to enter into a long-term commercial agreement.

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

The oil and natural gas industry has been in a recovery since the second half of calendar year 2016 and into 2017, as the U.S. rig count more than doubled from mid-2016 to mid-2017. The rate of growth in rig count stabilized in July 2017 and has increased at a slower rate from then to approximately 1,054 rigs as of July 13, 2018. Production of oil and gas in the U.S. has increased to record levels and has grown at a faster rate than the increased rig count because of better rig technology and higher rates of productivity per rig. With the increase in market activity, we have seen an increase in demand for our product and services, although we have not seen an increase in pricing.

Advancing Production Technologies. The oil and gas industry is increasingly using directional (e.g., horizontal) drilling in their exploration and production activities because of significantly improved recovery rates that can be achieved with these methods. With the rise of this type of drilling, traditional drill string tools used for vertical drilling do not necessarily provide the best performance or are not well suited for directional drilling. In addition, current and expected oil and natural gas prices combined with more technically challenging horizontal drilling has driven the demand for new technologies. We believe the value of our Drill-N-Ream tool has proven to provide significant operational efficiencies and costs savings for horizontal drilling activity and, combined with our low market penetration, provide us sales opportunities in soft as well as robust markets. Early results of our Strider technology have also delivered a similar outcome.

RESULTS OF OPERATIONS

The following table represents our condensed consolidated statement of operations for the periods indicated:

	Three-Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2018		2017		2018		2017
Tool revenue	$4,053	75%	$2,486	61%	$7,601	76%	$4,756	64%
Contract services	1,346	25%	1,563	39%	2,398	24%	2,663	36%
Revenue	$5,399	100%	$4,049	100%	$9,999	100%	$7,419	100%
Operating costs and expenses	4,311	80%	3,628	90%	8,744	87%	7,244	98%
Income from continuing operations	1,088	20%	421	10%	1,255	13%	175	2%
Other expense	83	1%	115	3%	182	2%	254	3%
Net income (loss)	$1,005	19%	$307	7%	$1,073	11%	$(79)	(1)%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

For the three months ended June 30, 2018, as compared with the three months ended June 30, 2017

Revenue. Our revenue increased approximately $1,350,000, during the three months ended June 30, 2018. Tool revenue increased 63% to $4,053,000 from approximately $2,486,000 in the prior-year period. Tool revenue in the second quarter of 2018 was comprised of approximately $2,506,000 of tool rental and sales revenue and approximately $1,547,000 of other related revenue. Other related revenue includes royalty fees, maintenance and repair of tools. Tool revenue in the prior-year period was comprised of approximately $1,609,000 of tool rental and sales revenue and approximately $877,000 of other related revenue.

Tool revenue for the second quarter 2018 grew as a result of higher sales of the Drill-N-Ream, the increase in sales of other tools and technologies, which was driven by the increase in U.S. drilling activity from 2017 to 2018.

Contract services revenue was approximately $1,346,000 for the three months ended June 30, 2018 compared with approximately $1,563,000 for the three months ended June 30, 2017. The decrease in contract services revenue was due to a reduction in manufacturing custom orders which was somewhat offset by higher drill bit refurbishment activity.

Operating Costs and Expenses. Total operating costs and expenses increased approximately $683,000 during the three months ended June 30, 2018 compared with the same period in 2017.

●	Cost of revenue increased approximately $451,000 in the second quarter of 2018 compared with the prior-year period due to an increase in volume. As a percentage of revenue, cost of sales was 36% compared with 37% in the prior-year period.

●	Selling, general and administrative expenses increased approximately $190,000 for the three months ended June 30, 2018. The increase was primarily due to costs associated with our international market development and salaries which was partially offset by a reduction in professional fees.

Other Income (Expenses). Other income and expense primarily consists of interest income, interest expense and gain or loss on disposition of assets.

●	Interest Income. For the three months ended June 30, 2018 and 2017, interest income was approximately $100,000 and $82,000, respectively, and related primarily to interest received from the Tronco related party note receivable.

●	Interest Expense. Interest expense for the three months ended June 30, 2018 and 2017 was approximately $182,000 and $215,000, respectively. Lower interest expense was due primarily to the reduction in the balance outstanding on the Hard Rock Note.

For the six months ended June 30, 2018 as compared with the six months ended June 30, 2017

Revenue. Our revenue increased approximately $2,580,000, or 35% as a result of the $2,845,000, or 60%, increase in tool revenue, which more than offset the decline in Contract Services. Tool revenue grew to $7,601,000 primarily due to the $1,592,000 increase in Other related revenue and the $1,253,000 increase in tool rental and sales. Tool rental and sales were approximately $4,498,000 and Other related revenue was approximately $3,103,000. Other related revenue includes royalty fees, maintenance and repair of tools. Tool revenue for the six months ended June 30, 2017 was approximately $4,756,000 which was comprised of approximately $3,245,000 of tool rental and sales revenue and approximately $1,511,000 of other related revenue.

Tool revenue for the six months ended June 30, 2018 grew as a result of an increase in purchases from DTI, the increase in sales of other tools and technologies, supported by the increase in U.S. drilling activity from 2017 to 2018, and the continued success of the Company’s shift in business model in 2016 from a rental tool business to a tool sales business.

Contract services revenue was approximately $2,398,000 compared with approximately $2,663,000 for the six months ended June 30, 2017. The decrease in contract services revenue was the result of a reduction in manufacturing custom orders.

Operating Costs and Expenses. Total operating costs and expenses increased approximately $1,500,000 during the six months ended June 30, 2018 compared with the same period in 2017.

●	Cost of revenue increased approximately $1,070,000 as a result of higher volume. As a percentage of revenue, cost of sales was 37% compared with 36% in the prior period.

●	Selling, general and administrative expenses increased approximately $390,000. The increase was primarily due to an increase in research and development expense, costs associated with our international market development and higher salaries partially offset by a reduction in professional fees.

Other Income (Expenses). Other income and expense primarily consists of rent income, interest income, interest expense and loss on disposition of assets.

●	Other Income. In the first quarter 2017, we received $44,000 rental income for the lease on the SAB facilities up until it was sold in February 2017. As result of the sale, we did not have other income for the six months ended June 30, 2018.

●	Interest Income. For the six months ended June 30, 2018 and 2017 interest income was approximately $192,000 and $164,000, respectively, and related primarily to interest received from the Tronco related party note receivable.

●	Interest Expense. Interest expense for the six months ended June 30, 2018 and 2017 was approximately $374,000 and $474,000, respectively. Lower interest expense was due primarily to the reduction in the balance outstanding on the Hard Rock Note.

Liquidity

At June 30, 2018, we had a working capital deficit of approximately $1,400,000. The Company’s manufacturing facility is financed by a commercial bank loan mortgage with principal of $4,200,000 due August 15, 2018 (see Note 7 – Long-Term Debt). The classification of this debt from long-term to short-term resulted in a working capital deficit at June 30, 2018. On August 1, 2018, the Company entered into an agreement with its lender to extend the due date of the commercial real estate loan to February 15, 2019.

Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. We continue to expect to be cash flow positive in 2018. If we are unable to manage our working capital requirements and successfully refinance our commercial bank loan that is collateralized by our property, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock. As amended and restated, the Hard Rock Note accrues interest at 5.75% per annum and matures on January 15, 2020. We have made all the required payments related to the note in 2018 which included $500,000 principal payments made in December 2017, January 2018, May 2018, and July 2018. Additionally, we have made the accrued interest payments related to the note on January 15, 2018, March 16, 2018, May 7, 2018 and July 13, 2018 of $70,890, $60,062, $57,342, and $68,606, respectively. We are required to pay $1,000,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2019. The remaining $2,000,000 balance of principal plus accrued interest on the Hard Rock Note is due on January 15, 2020.

Cash Flow

Operating Cash Flows

For the six months ended June 30, 2018, net cash provided by our operating activities was approximately $2,093,000. The Company had approximately $1,073,000 of net income and approximately $542,000 increase in accounts receivable, which was offset by a decrease in accounts payable and accrued expenses of approximately $622,000.

Investing Cash Flows

For the six months ended June 30, 2018, net cash used in our investing activities was approximately $132,000 and related to property, plant and equipment purchases.

Financing Cash Flows

For the six months ended June 30, 2018, net cash used in our financing activities was approximately $1,252,000 and related to principal payments on debt.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

At June 30, 2018, we had a working capital deficit of approximately $1,400,000. The Company’s manufacturing facility is financed by a commercial bank mortgage loan with principal of $4,200,000 due August 15, 2018. On August 1, 2018, the Company entered into an agreement with its lender to extend the due date of the commercial real estate loan to February 15, 2019.

As amended and restated effective August 10, 2016, the Hard Rock Note accrues interest at 5.75% per annum and matures and is fully payable on January 15, 2020. Under the current terms of Hard Rock Note, and after the payment described below, we are required to pay equal payments totaling $2,000,000 of principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2018, and July 15, 2018, and equal principal payments totaling $4,000,000 (plus accrued interest) on each of January 15, March 15, May 15 and July 15, 2019, with the remaining $2,000,000 balance of principal and accrued interest on the Hard Rock Note due on January 15, 2020. We have made all the required payments related to the note in 2018 which included $500,000 principal payments made in December 2017, January 2018, May 2018, and July 2018. Additionally, we have made the accrued interest payments related to the note on January 15, 2018, March 16, 2018, May 7, 2018 and July 13, 2018 of $70,890, $60,062, $57,342, and $68,606, respectively.

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

We are required to make remaining payments on the Hard Rock Note of $4.0 million (plus accrued interest) for 2019, with the balance of $2.0 million due on maturity in January 2020. We have a commercial bank mortgage loan with principal of $4,200,000 due in August 2018. On August 1, 2018, the Company entered into an agreement with its lender to extend the due date of the commercial real estate loan to February 15, 2019. In addition, we are required to make monthly payments of approximately $68,000 on our other indebtedness.

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

We have two large customers that currently comprise 95% of our total revenue. It is likely that we will continue to derive a portion of our revenue from a relatively small number of customers in the future. If a major customer decided not to continue to use our services or significantly reduces its drilling plans, or if we are unable to expand our channels to market or further commercialize, our revenue would decline and our operating results and financial condition could be harmed. In addition, we are subject to credit risk due to the concentration of our customer base. Any increase in the nonpayment of and nonperformance by our counterparties, either as a result of changes in financial and economic conditions or otherwise, could have a material effect on our business, results of operations and financial condition and could adversely affect our liquidity.

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

SUPERIOR DRILLING PRODUCTS, INC.

August 2, 2018	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer (Principal Executive Officer)

August 2, 2018	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

