Form 10-Q
period 2018-09-30
Superior Drilling Products, Inc.
filed 2018-11-09
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Yes [  ] No [X]

There were 24,550,979 shares of common stock, $0.001 par value, issued and outstanding as of November 9, 2018.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION.

Item 1. Financial Statements

Superior Drilling Products, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash	$4,275,063	$2,375,179
Accounts receivable, net	2,628,892	2,667,042
Prepaid expenses	224,833	111,530
Interest receivable	275,614	-
Inventories	1,034,899	1,196,813
Other current assets	161,996	-
Total current assets	8,601,297	6,350,564
Property, plant and equipment, net	8,006,462	8,809,348
Intangible assets, net	4,297,778	6,132,778
Related party note receivable	7,367,212	7,367,212
Other noncurrent assets	48,727	15,954
Total assets	$28,321,476	$28,675,856
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$658,561	$1,021,469
Accrued expenses	725,151	543,758
Current portion of long-term debt, net of discounts	8,443,430	6,101,678
Total current liabilities	9,827,142	7,666,905
Long-term debt, less current portion, net of discounts	2,521,021	6,706,375
Total liabilities	12,348,163	14,373,280
Commitments and contingencies (Note 8)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 24,550,979 and 24,535,155 shares, respectively	24,551	24,535
Additional paid-in-capital	39,280,059	38,907,864
Accumulated deficit	(23,331,297)	(24,629,823)
Total shareholders’ equity	15,973,313	14,302,576
Total liabilities and shareholders’ equity	$28,321,476	$28,675,856

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Revenue	$4,765,361	$4,446,540	$14,764,577	$11,865,648

Operating costs and expenses
Cost of revenue	1,665,774	1,716,740	5,407,389	4,388,860
Selling, general and administrative expenses	1,866,833	1,102,373	4,991,481	3,837,218
Depreciation and amortization expense	942,473	907,837	2,820,183	2,745,232

Total operating costs and expenses	4,475,080	3,726,950	13,219,053	10,971,310

Operating income	290,281	719,590	1,545,524	894,338

Other income (expense)
Interest income	113,555	90,959	305,694	255,327
Interest expense	(178,642)	(224,510)	(552,692)	(698,638)
Other income	-	-	-	43,669
Loss on sale of assets	-	-	-	12,167
Total other expense	(65,087)	(133,551)	(246,998)	(387,475)

Net income	$225,194	$586,039	1,298,526	$506,863

Basic income earnings per common share	$0.01	$0.02	0.05	$0.02
Basic weighted average common shares outstanding	24,542,551	24,261,272	24,537,647	24,218,477
Diluted income per common share	$0.01	$0.02	0.05	$0.02
Diluted weighted average common shares outstanding	25,162,445	24,261,272	25,156,629	24,218,477

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	For the Nine Months
	Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$1,298,526	$506,863
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,820,183	2,745,232
Amortization of debt discount	43,459	59,766
Share based compensation expense	372,211	498,384
Impairment of inventories	41,396	-
Gain on sale of assets	-	(12,167)
Changes in operating assets and liabilities:
Accounts receivable	38,150	(1,493,995)
Interest receivable	(275,614)	(251,600)
Inventories	121,484	(9,220)
Prepaid expenses and other assets	(308,072)	(64,245)
Accounts payable and accrued expenses	(181,515)	(610,936)
Other long-term liabilities	-	(17,490)
Net Cash Provided by Operating Activities	3,970,208	1,350,592
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(183,263)	(220,101)
Proceeds from sale of fixed assets	-	2,483,921
Net Cash Provided by (Used in) Investing Activities	(183,263)	2,263,820
Cash Flows From Financing Activities
Principal payments on debt	(1,887,061)	(2,858,882)
Principal payments on related party debt	-	(74,293)
Principal payments on capital lease obligations	-	(217,302)
Net Cash Used in Financing Activities	(1,887,061)	(3,150,477)
Net increase in Cash	1,899,884	463,935
Cash at Beginning of Period	2,375,179	2,241,902
Cash at End of Period	$4,275,063	$2,705,837
Supplemental information:
Cash paid for Interest	$488,112	$617,565
Non-cash payment of other long-term liability by offsetting related-party note receivable	$-	$550,000
Acquisition of equipment by issuance of note payable	$-	$16,557
Purchases of property, plant and equipment included in accrued expenses	$-	$626,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2018

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

Unaudited Interim Financial Presentation

These interim consolidated condensed financial statements for the three and nine months ended September 30, 2018 and 2017, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations expected for the year ended December 31, 2018. These interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2017 and 2016 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”).

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

NOTE 2. LIQUIDITY

At September 30, 2018, we had a working capital deficit of approximately $1,200,000. The Company’s manufacturing facility is financed by a commercial bank loan mortgage with principal of $4,200,000 due February 15, 2019 (see Note 7 – Long-Term Debt). The classification of this debt from long-term to short-term resulted in a working capital deficit at September 30, 2018. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. We continue to expect to be cash flow positive in 2018. If we are unable to manage our working capital requirements and successfully refinance our commercial bank loan that is collateralized by our property, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

NOTE 3. INVENTORIES

Inventories are comprised of the following:

	September 30, 2018	December 31, 2017
Raw material	$778,570	$1,040,795
Work in progress	208,194	77,702
Finished goods	48,135	78,316
	$1,034,899	$1,196,813

The Company recorded an impairment loss in the cost of sales of $41,396 in the first quarter of 2018 relating to steel inventory unrelated to the Company’s primary operations. During the second quarter of 2018, the Company sold this unrelated inventory to a third-party wholesaler for approximately $248,000. No gain or loss was recorded upon the sale.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	September 30, 2018	December 31, 2017
Land	$880,416	$880,416
Buildings	4,847,778	4,847,778
Building improvements	719,619	717,232
Machinery and equipment	8,341,098	8,216,237
Furniture and fixtures	510,181	507,557
Transportation assets	811,378	811,378
	16,110,470	15,980,598
Accumulated depreciation	(8,104,008)	(7,171,250)
	$8,006,462	$8,809,348

Depreciation expense related to property, plant and equipment for the three and nine months ended September 30, 2018 was $330,806 and $985,183, respectively, and for the three and nine months ended September 30, 2017 was $296,170 and $910,232, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	September 30, 2018	December 31, 2017
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(10,602,222)	(8,767,222)
	$4,297,778	$6,132,778

Amortization expense related to intangible assets for the three and nine months ended September 30, 2018 and September 30, 2017, was $611,667 and $1,835,000, respectively.

Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of September 30, 2018, the Company reviewed the net balance of the intangible assets and determined no impairment was needed.

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

The interest rate on the note is 5.25%. We earned interest of $97,489 and $275,614 for the three and nine months ending September 30, 2018, respectively, and interest of $87,867 and $251,000 for the three and nine months ended September 30, 2017, respectively.

On August 8, 2017, the Board of Directors agreed to extend the terms of the Tronco loan to interest only payments due December 31, 2018, 2019, 2020, and 2021, with a balloon payment of all unpaid interest and principal due upon full maturity on December 31, 2022.

We have the direct legal right to enforce the collateral and guaranty agreements entered into in connection with the Tronco loan and to collect Tronco’s collateral sales proceeds, in order to recover the loan purchase amount. The Tronco loan continues to be secured by the first position liens on all of Tronco assets, as well as by the guarantees of Troy and Annette Meier (the “Meier Guaranties”), which are directly payable to and legally enforceable by us. In addition, the Meiers have provided us with stock pledges in which they pledge all of their shares of our common stock held by their family entities (the “Meier Stock Pledge”), as collateral for the Meiers guaranties until full repayment of Tronco loan. The pledged shares, which are subject to insider timing requirements and volume limitations under Rule 144 of the Securities Act and required periodic black-out periods, are being held in third-party escrow until full repayment of the Tronco loan, the balance of which is $7,367,212. The Company holds 8,267,860 shares as collateral for the Tronco note as of September 30, 2018. On April 27, 2018, the Company released the 530,725 restricted stock units we previously held as additional collateral for the Tronco note. The Company believes the market value of the 8,267,860 shares is sufficient collateral for the note.

NOTE 7. LONG-TERM DEBT

Long-term debt is comprised of the following:

	September 30, 2018	December 31, 2017
Real estate loans	$4,313,510	$4,518,424
Hard Rock Note, net of discount	5,965,818	7,422,912
Machinery loans	374,955	513,317
Transportation loans	310,168	353,400
	10,964,451	12,808,053
Current portion of long-term debt	(8,443,430)	(6,101,678)
Long-term debt, less current portion	$2,521,021	$6,706,375

Real Estate Loans

Our manufacturing facility is financed by a commercial bank loan requiring monthly payments of approximately $43,000, including principal and interest. On August 1, 2018, we entered into an agreement with our lender to extend the due date of the commercial real estate loan from August 15, 2018 to February 15, 2019. The interest rate for the loan extension is 7.1%.

Hard Rock Note

In 2014, the Company purchased all of the interests of Hard Rock Solutions, LLC (“Hard Rock”). Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”). The Hard Rock Note and subsequent amendments are secured by all of the patents, patents pending, other patent rights, and trademarks transferred to Hard Rock. At issuance, the fair value of the Hard Rock Note was determined to be $11,144,000, which is less than the face value due to a below-market interest rate. The resulting discount of $1,356,000 will be amortized to interest expense using the effective interest method, totaling $12,178 and $43,459 for the three and nine months ended September 30, 2018, respectively, and $19,657 and $59,766 for the three and nine months ended September 30, 2017, respectively.

On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock. As amended and restated, the Hard Rock Note accrues interest at 5.75% per annum and matures on January 15, 2020. We have made all the required principal and accrued interest payments related to the note for 2018. For 2019, we are required to pay $1,000,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2019. The remaining $2,000,000 balance of principal plus accrued interest on the Hard Rock Note is due on January 15, 2020.

NOTE 8. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. We are not currently involved in any litigation which management believes could have a material effect on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of September 30, 2018, and our results of operations for the three and nine months ended September 30, 2018 and 2017. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the years ended December 31, 2017 and 2016, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (the “SEC”).

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

While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and in our subsequent Exchange Act filings and the following:

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

In May 2016, the Company entered into an agreement with Drilling Tools International (“DTI”), under which DTI had a requirement to purchase our Drill-N-Ream tool for their rental tool business and achieve market share requirements in order to maintain exclusive marketing rights for the Drill-N-Ream. DTI, has exclusive rights to market the Drill-N-Ream in the U.S. and Canada, both onshore and offshore. It must achieve defined market share goals with our tool that started in June 2017 and increase through the end of 2020. We receive revenue from DTI for tool sales, tool repairs and a royalty fee based on the tools usage. We are currently negotiating a new agreement and metrics with DTI to grow the market share of the Drill-N-Ream.

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

In December 2017, the Company entered into an agreement with Weatherford U.S., L.P. (“Weatherford”) to launch a joint market development program to introduce our Drill-N-Ream tool in the Middle East. Under the development agreement, Weatherford and SDPI will demonstrate the Drill-N-Ream’s capabilities with large Middle East operators in Saudi Arabia, Kuwait and Oman. The program was extended through December 31, 2018. SDPI and Weatherford each employ a local resident Product Champion to execute the pilot test program of 18 Drill-N-Ream tools. Upon the technology being proven in the region, the parties plan to enter into a long-term commercial agreement.

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

Trends in the Industry

Recent Rig Count Improvement; Industry Volatility. Our business is highly dependent upon the vibrancy of the oil and gas drilling operations in the U.S. As we expand into international markets, we will become more subject to changes in the industry in the countries in which we operate, such as Saudi Arabia, Kuwait and Oman. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future.

The oil and natural gas industry has recovered from its low in January 2016 when prices were just about $26 per barrel to today’s prices of nearly $70 per barrel. Correspondingly, the U.S. rig count increased from its low 404 rigs in May of 2016 to 1,067 as of October 19, 2018. The rate of growth in rig count stabilized in July 2017 and has increased at a slower rate from then to approximately 1,068 rigs as of October 26, 2018. Production of oil and gas in the U.S. has increased to record levels and has grown at a faster rate than the increased rig count because of better rig technology and higher rates of productivity per rig. With the increase in market activity, we have seen an increase in demand for our product and services, although we have not seen an increase in pricing.

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

RESULTS OF OPERATIONS

The following table represents our condensed consolidated statement of operations for the periods indicated:

	Three-Months Ended September 30,				Nine-Months Ended September 30,
(in thousands)	2018		2017		2018		2017
Tool revenue	$3,361	71%	$3,182	72%	$10,962	74%	$7,938	67%
Contract services	1,404	29%	1,265	28%	3,803	26%	3,928	33%
Revenue	$4,765	100%	$4,447	100%	$14,765	100%	$11,866	100%
Operating costs and expenses	4,475	94%	3,727	84%	13,219	90%	10,971	92%
Income from continuing operations	290	6%	720	16%	1,546	10%	894	8%
Other expense	65	1%	134	3%	247	2%	387	4%
Net income	$225	5%	$586	13%	$1,299	8%	$507	4%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

For the three months ended September 30, 2018, as compared with the three months ended September 30, 2017

Revenue. Our revenue increased approximately $318,000, during the three months ended September 30, 2018. Tool revenue increased $179,000 to $3,361,000 from approximately $3,182,000 in the prior-year period. Tool revenue in the third quarter of 2018 was comprised of approximately $1,655,000 of tool rental and sales revenue and approximately $1,706,000 of other related revenue. Tool revenue in the prior-year period was comprised of approximately $2,012,000 of tool rental and sales revenue and approximately $1,170,000 of other related revenue.

Tool revenue for the third quarter 2018 grew as a result of an increase in other related revenue, which includes royalty fees and repair of tools, which was driven by the increase in U.S. drilling activity from 2017 to 2018 and our distributor’s increase in market share. This increase was partially offset by a decline in tool sales/rental revenue.

Contract services revenue was approximately $1,404,000 for the three months ended September 30, 2018 compared with approximately $1,265,000 for the three months ended September 30, 2017. The increase in contract services revenue was due to an increase in drill bit refurbishment activity.

Operating Costs and Expenses. Total operating costs and expenses increased approximately $748,000 during the three months ended September 30, 2018 compared with the same period in 2017.

●

Cost of revenue decreased approximately $51,000 in the third quarter of 2018 compared with the prior-year period due to a decrease in tool sales/rental volume. As a percentage of revenue, cost of sales was 35% compared with 39% in the prior-year period. The improvement in the margin was the result of higher contract services volume and the associated operating leverage as well as higher other related tool revenue, which includes royalty fees that have no associated cost of revenue.

●	Selling, general and administrative expenses increased approximately $764,000 for the three months ended September 30, 2018. The increase was primarily due to an increase in research and development costs, costs associated with our international market development, and higher salaries.

Other Income (Expenses). Other income and expense primarily consists of interest income, interest expense and gain or loss on disposition of assets.

●	Interest Income. For the three months ended September 30, 2018 and 2017, interest income was approximately $114,000 and $91,000, respectively, and related primarily to interest received from the Tronco related party note receivable.

●	Interest Expense. Interest expense for the three months ended September 30, 2018 and 2017 was approximately $179,000 and $225,000, respectively. Lower interest expense was due primarily to the reduction in the balance outstanding on the Hard Rock Note.

For the nine months ended September 30, 2018 as compared with the nine months ended September 30, 2017

Revenue. Our revenue increased approximately $2,899,000, or 24% as a result of the $3,024,000, or 38%, increase in tool revenue, which more than offset the decline in Contract Services. Tool revenue grew to $10,962,000 primarily due to the $2,127,000 increase in Other related revenue and the $897,000 increase in tool rental and sales. Tool rental and sales were approximately $6,153,000 and Other related revenue was approximately $4,809,000. Tool revenue for the nine months ended September 30, 2017 was approximately $7,938,000 which was comprised of approximately $5,257,000 of tool rental and sales revenue and approximately $2,681,000 of other related revenue.

Tool revenue for the nine months ended September 30, 2018 grew as a result of an increase in Drill-N-Ream purchases from our distributor, the increase in other related revenue, which was driven by the increase in U.S. drilling activity from 2017 to 2018 and our distributor’s increase in market share.

Contract services revenue was approximately $3,803,000 compared with approximately $3,928,000 for the nine months ended September 30, 2017. The decrease in contract services revenue was the result of a reduction in manufacturing custom orders.

Operating Costs and Expenses. Total operating costs and expenses increased approximately $2,248,000 during the nine months ended September 30, 2018 compared with the same period in 2017.

●	Cost of revenue increased approximately $1,019,000 as a result of higher volume. As a percentage of revenue, cost of sales was 37% for each of the nine months ended September 30, 2018 and 2017.

●	Selling, general and administrative expenses increased approximately $1,154,000. The increase was primarily due to an increase in research and development expense, costs associated with our international market development, and higher salaries.

Other Income (Expenses). Other income and expense primarily consists of rent income, interest income, interest expense and loss on disposition of assets.

●	Other Income. In the first quarter 2017, we received $44,000 rental income for the lease on the SAB facilities up until it was sold in February 2017. As result of the sale, we did not have other income for the nine months ended September 30, 2018.

●	Interest Income. For the nine months ended September 30, 2018 and 2017 interest income was approximately $306,000 and $255,000, respectively, and related primarily to interest received from the Tronco related party note receivable.

●	Interest Expense. Interest expense for the nine months ended September 30, 2018 and 2017 was approximately $553,000 and $699,000, respectively. Lower interest expense was due primarily to the reduction in the balance outstanding on the Hard Rock Note.

Liquidity

At September 30, 2018, we had a working capital deficit of approximately $1,200,000. The Company’s manufacturing facility is financed by a commercial bank loan mortgage with principal of $4,200,000 due February 15, 2019 (see Note 7 – Long-Term Debt). The classification of this debt from long-term to short-term resulted in a working capital deficit at September 30, 2018.

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

On August 10, 2016, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock. As amended and restated, the Hard Rock Note accrues interest at 5.75% per annum and matures on January 15, 2020. We have made all the required principal and accrued interest payments related to the note for 2018. For 2019, we are required to pay $1,000,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2019. The remaining $2,000,000 balance of principal plus accrued interest on the Hard Rock Note is due on January 15, 2020.

Cash Flow

Operating Cash Flows

For the nine months ended September 30, 2018, net cash provided by our operating activities was approximately $3,970,000. The Company had approximately $1,299,000 of net income and approximately $244,000 increase in prepaid expenses and other assets, which was offset by a decrease in accounts payable and accrued expenses of approximately $429,000.

Investing Cash Flows

For the nine months ended September 30, 2018, net cash used in our investing activities was approximately $183,000 and related to property, plant and equipment purchases.

Financing Cash Flows

For the nine months ended September 30, 2018, net cash used in our financing activities was approximately $1,887,000 and related to principal payments on debt.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Controls Over Financial Reporting

None

Internal Controls and Procedures

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’ s registered public accounting firm due to a transaction period established by the rules of the Securities and Exchange Commission for newly public companies. Under these rules, we will not be required to include an attestation report as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

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

At September 30, 2018, we had a working capital deficit of approximately $1,200,000. The Company’s manufacturing facility is financed by a commercial bank mortgage loan with principal of $4,200,000 due February 15, 2019. If we are unable to refinance the mortgage, the bank could foreclose on our property.

As amended and restated effective August 10, 2016, the Hard Rock Note accrues interest at 5.75% per annum and matures and is fully payable on January 15, 2020. Under the current terms of Hard Rock Note, we are required to pay equal principal payments totaling $4,000,000 (plus accrued interest) on each of January 15, March 15, May 15 and July 15, 2019, with the remaining $2,000,000 balance of principal and accrued interest on the Hard Rock Note due on January 15, 2020. We have made all the required principal and accrued interest payments related to the note for 2018. For 2019, we are required to pay $1,000,000 in principal plus accrued interest on each of January 15, March 15, May 15 and July 15, 2019. If we are unable to make the payments required, we could lose our rights to market the Drill-N-Ream.

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

We are required to make remaining payments on the Hard Rock Note of $4.0 million (plus accrued interest) for 2019, with the balance of $2.0 million due on maturity in January 2020. We have a commercial bank mortgage loan with principal of $4,200,000 due in February 2019. In addition, we are required to make monthly payments of approximately $68,000 on our other indebtedness.

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

Possible new tariffs could have a material adverse effect on our business.

The United States has recently announced the implementation of new tariffs on imported steel, and is also considering tariffs on additional items. There is a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by other countries as well. Any resulting trade war could negatively impact the global market for oil field products and services and could have a significant adverse effect on our business. While it is too early to predict how the recently enacted tariffs on steel will impact our business, the imposition of tariffs on items we import from other countries could increase our costs and could result in lowering our gross margin on products sold.

Item 6. Exhibits

The exhibits listed below are filed as part of this report:

Exhibit No.	Description

10.1

Commercial Lease between Alan Pitts & Mikaela Allmand and Hard Rock Solutions, LLC dated August 27,2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on August 30, 2018).

10.2*	Form of Stock Option Agreement under 2015 Long Term Incentive Plan.

10.3*	Form of Restricted Stock Unit Agreement under 2015 Long Term Incentive Plan.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.**

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.**

101.INS *	XBRL Instance

101.XSD *	XBRL Schema

101.CAL *	XBRL Calculation

101.DEF *	XBRL Definition

101.LAB *	XBRL Label

101.PRE *	XBRL Presentation

** Furnished herewith.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR DRILLING PRODUCTS, INC.

November 9, 2018	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer (Principal Executive Officer)

November 9, 2018	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

