Form 10-K
period 2018-12-31
Superior Drilling Products, Inc.
filed 2019-03-13
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had issued and outstanding 25,018,098 shares of its common stock on March 13, 2019.

Documents incorporated by reference: NONE.

SUPERIOR DRILLING PRODUCTS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Superior Drilling Products, Inc. (the “Company” or “SDPI”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. The forward-looking statements contained in or incorporated by reference into this Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including:

●	the volatility of oil and natural gas prices;

●	the cyclical nature of the oil and gas industry;

●	availability of financing, flexibility in restructuring existing debt and access to capital markets;

●	our reliance on significant customers;

●	consolidation within our customers’ industries;

●	competitive products and pricing pressures;

●	our ability to develop and commercialize new and/or innovative drilling and completion tool technologies;

●	fluctuations in our operating results;

●	our dependence on key personnel;

●	costs of raw materials;

●	our dependence on third party suppliers;

●	unforeseen risks in our manufacturing processes;

●	the need for skilled workers;

●	our ability to successfully manage our growth strategy;

●	unanticipated risks associated with, and our ability to integrate, acquisitions;

●	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries, specifically the Middle East region;

●	terrorist threats or acts, war and civil disturbances;

●	our ability to protect our intellectual property;

●	impact of environmental matters, including future environmental regulations;

●	implementing and complying with safety policies;

●	breaches of security in our information systems and other cybersecurity risks;

●	related party transactions with our founders; and

●	risks associated with our common stock.

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

PART I

ITEM 1. BUSINESS

Our Company

Superior Drilling Products, Inc. (the “Company”, “SDPI”, “we”, “our” or “us”) is an innovative drilling and completion tool technology company providing cost saving solutions that drive drilling efficiencies for the oil and natural gas drilling and completions industry. Our headquarters and manufacturing operations are located in Vernal, Utah. Our drilling solutions include the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool”) and the patented Strider™ Drill String Oscillation System technology (“Strider technology” or “Strider”). In addition, the Company is a manufacturer and refurbisher of PDC (polycrystalline diamond compact) drill bits for a leading oil field services company. We operate a state-of-the-art drill tool fabrication facility, where we manufacture solutions for the drilling industry, as well as customers’ custom products.

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

We innovate, design, engineer, manufacture, sell, and repair drilling and completion tools in the United States, Canada, and the Middle East region.

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

Our co-founder, Troy Meier, developed the first commercially-viable process for refurbishing PDC drill bits after a successful 13-year career with a predecessor of Baker Hughes Inc. He was also co-inventor of the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool” or “DnR”). We made a major strategic shift in 2016 to focus on our core competencies of innovation in manufacturing technologies, creation of solutions for the upstream oil and gas industry, drilling tool fleet maintenance and repair and the development engineering and manufacture of new tools and technologies.

For the past 24 years, we have manufactured and refurbished PDC drill bits exclusively for Baker Hughes’s oilfield operations in the Rocky Mountain, California and Alaska regions, as well as other areas as needed to support their internal operations. Effective April 1, 2018, we entered into a new Vendor Agreement (the “Agreement”) with Baker Hughes Oilfield Operations LLC (“Baker Hughes”), replacing our former Vendor Agreement, which expired on March 31, 2018. Under the agreement, we will now serve an expanded market throughout the U.S., receive a base minimum volume in drill bit refurbishment and continue to provide our drill bit refurbishment services exclusively for Baker Hughes. The agreement has a four-year term and allows for modifications in the event of market deterioration. Either party has the right to cancel the agreement with 6-months’ notice.

We have been expanding our offerings and broadening our customer base and the end-users of our technologies by demonstrating our engineering, design and manufacturing expertise of down-hole drilling tools. In addition to the patented Drill-N-Ream tool, our products include the patented Strider™ Drill String Oscillation System (“Strider technology”), the V-Stream Advanced Conditioning System and the Dedicated Reamer Stinger. We have under design and development a suite of other horizontal drill string tools, each of which addresses a different technical challenge presented by today’s horizontal drilling designs. In addition, we work with our customers to develop new products and enhancements to existing products in order to improve efficiency and safety and solve complex drilling tool problems.

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

Also in 2016, the Company entered into a non-exclusive agreement with Baker Hughes to supply them with the Strider technology and related services. Tool shipments under the agreement are expected to begin late 2019. The agreement has no set expiration date or minimum shipment requirement. It will remain in force until it is canceled by either us or Baker Hughes, as stipulated in the agreement.

In December 2017, the Company entered into an agreement with Weatherford U.S., L.P. (“Weatherford”) to launch a joint market development program to introduce our Drill-N-Ream tool in the Middle East. Under the development agreement, Weatherford and SDPI will demonstrate the Drill-N-Ream’s capabilities with large Middle East operators in Saudi Arabia, Kuwait and Oman. The program ended January 31, 2019 and the companies are currently discussing next steps. SDPI and Weatherford each employ a local resident Product Champion to execute the pilot test program of 20 Drill-N-Ream tools. In November 2018, we entered into a joint market development agreement with Odfjell Drilling. Similar to the Weatherford agreement, this program will further the introduction of our Drill-N-Ream tool to large Middle East operators in Kuwait.

Our Products

Drill-N-Ream Tool. The Drill-N-Ream tool is a dual-section wellbore conditioning tool which is located approximately 150 feet behind the bottom hole assembly (BHA). The Drill-N-Ream smooths and slightly enlarges the well drift in all sections of horizontal wells, in both oil and water based mud. The Drill-N-Ream tool is available in multiple sizes and can be custom manufactured to accommodate most drill hole sizes. Concurrently as the well bore is being drilled, the Drill-N-Ream tool conditions the well bore. It reduces tortuosity resulting from the geo-steering drill bit, and the overcorrections and formation interactions that occur during directional drilling. With the well bore conditioned by the Drill-N-Ream, the drill string is then able to move through the conditioned well bore with less friction and stress. In effect, the Drill-N-Ream accelerates drilling speed and extends the horizontal distance of the well bore by:

(a) Smoothing out ledges and doglegs left by the bit, which allows the drill string to move through a conditioned well bore with less friction and stress,

(b) Reducing tool joint damages and trip time (i.e. the time required to remove and reinsert the drill string),

(c) Enhancing the power available to drive the drill bit assembly,

(d) Extending the horizontal distance that can be drilled during a run,

(e) Improving the running of casing in the completed well much easier, and

(f) Tripping out of the hole on elevators, rotation not required.

The number of “trips” required by the operator, or the number of times the drill string has to be removed and reinserted, is reduced as a result of the Drill-N-Ream. Each time a drilling operator has to trip the drill string and replace a bit or other drill string component, it costs the operator substantial time and money, so we believe anything that allows each run to extend further without additional tripping is of great value to our customers. Traditional methods for conditioning the well bore entails removing the drill string and running a dedicated reamer through the well bore, typically in two separate runs. The Drill-N-Ream tool eliminates the need for dedicated reamer runs, and therefore reduces the cost of drilling a horizontal well.

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

The Strider technology is composed of two main parts, a hydraulic channeling chamber (HCC) and a rhythmic pulsation chamber (RPC). The RPC contains a precisely engineered, high speed pulse-valve that systematically restricts flow area. During flow restriction, or “closure”, the ideal amount of fluid is allowed to continue down hole. This perfectly controlled hydraulic flow produces an optimal pulse frequency, which is preferred for bottom hole assembly equipment. The optimal pulse frequency also allows for placement of the Strider technology closer to the bit than typical oscillation tools.

We believe that our Strider technology is at the forefront of drill string tool technological development for horizontal drilling. We also believe our Strider technology offers significant advantages over our competitors drill string stimulation tools and will be rapidly accepted in both the drilling and completion markets.

V-Stream advanced conditioning system (“V-Stream”). The V-Stream tool is an integral spiral blade stabilizer and is engineered to combine stabilization with reaming. A cavity or plenum in the middle of the blades facilitates enhanced fluid flow for cuttings transport and reduces torque when compared with typical stabilizers with similar overall blade length. Non-active cutters at gauge enable the V-Stream to remove formation and condition the hole while controlling deviation. With these unique features, the V-Stream will stabilize the BHA and condition the hole simultaneously to optimize the drilling operations.

Dedicated Reamer Stinger (“DR Stinger”). DR Stinger is designed to optimize dedicated reamer operations. DR Stinger utilized our fully-patented Drill-N-Ream tool with its dual stage eccentric reamers which conditions well bores by increasing well bore drift. The two reamer stages spaced approximately five feet apart act in unison to force each other into the formation while efficiently reducing ledges, doglegs, and well bore tortuosity. With DR Stinger, a tapered stinger is placed just below the Drill-N-Ream tool at the end of the drill string. The DR Stinger eliminates the cost of bits during the reamer operation because it is run without a bit, offering a much better indication of hole conditions. Floats are included in the DR Stinger, as well as an anti-plug port system with both features eliminating any plugging of the drill string. With no bit on the DR Stringer, the drill string will find and keep well bore center preventing unplanned side tracks.

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

Expand our channels to market. We are leveraging existing distribution channels in the exploration and production industry. As noted earlier, in May 2016, we entered into an agreement with DTI, establishing DTI as the exclusive distributor of our patented Drill-N-Ream tool in the United States and Canada onshore and offshore markets. As a result of this agreement, our technology has penetrated the market more efficiently leveraging DTI’s long-term relationships with end users. We are also evaluating opportunities to further our reach into North America market.

We are expanding our channels to market and our geographic presence, especially in the Middle East as evidenced by our joint market development agreements we entered into with Weatherford in December 2017 and Odfjell Drilling in November 2018. We expect to add additional distributors as we expand our tool offering. We also expect to leverage our distributor and customer relationships to identify needs for new tool development and to use these channels to market a broadened product offering as it is developed.

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

New Product Development and Intellectual Property

Our sales and earnings are influenced by our ability to successfully provide the high-level service and state-of-the-art products that our customers demand, which in turn relies on our ability to develop new processes, technology, and products. We have also historically dedicated additional resources toward the development of new technology and equipment to enhance the effectiveness, safety, and efficiency of the products and services we provide. We expect that with our extensive knowledge and experience in the oilfield industry, we can identify additional challenges with directional drilling, and then design and develop tools that will help our customers with their drilling challenges. Further development of additional drill string components will become increasingly important to our business as we continue to grow through both organic expansion and strategic acquisitions.

Research and development costs were approximately $1,265,000 for the year ended December 31, 2018, compared with $746,000 for the year ended December 31, 2017. Costs included in research and development included payroll for engineers, materials for Strider, and third party engineering costs. Research and development costs represented 7% of our 2018 revenue as we continued to maintain our commitment to new product development.

Although we highly value our proprietary products and technology, we also depend on our technological capabilities, customer service-oriented culture, and application of our know-how to distinguish ourselves from our competitors. We also consider the services and products we provide to our customers, our customer relationships, and the technical knowledge and skill of our personnel, to be more important than our registered intellectual property in our ability to compete. While we stress the importance of our research and development programs, the technical challenges and market uncertainties associated with the development and successful introduction of new and updated products are such that we cannot assure investors that we will realize any particular amount of future revenue from the services and related products resulting from our research and development programs.

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

Our ability to obtain suitable quality raw materials and components, such as PDC’s, steel and flux, solder and heating elements, is critical to our ability to remanufacture Baker Hughes drill bits, and to manufacture the Drill-N-Ream tool and Strider technology tools and other future drill line products. In order to purchase raw materials and components in timely and cost-effective manner, we have developed both domestic and international sourcing connections and arrangements. We maintain quality assurance and testing programs to analyze and test these raw materials and components in order to assure their compliance with our rigorous specifications and standards. We generally try to purchase our raw materials from multiple suppliers, so we are not dependent on any one supplier, but this is not always possible.

The price and availability of commodities and components, in particular steel, can have an impact on our operations. We have no assurance that we will be able to continue to purchase these raw materials on a timely basis or at historical prices.

Proprietary Rights

We rely primarily on a combination of patent, trade secret, copyright and trademark laws, confidentiality procedures, and other intellectual property protection methods to protect our proprietary technology. Mr. Meier currently has U.S. patent applications pending, and related international patent applications pending as co-inventor, and individually with respect to the Strider technology and other pending drilling tools. There is no assurance that our patent applications will result in issued patents, that the existing patents or that any future patents issued to us will provide any competitive advantages for their products or technology, or that, if challenged, the patents issued to us will be held valid and enforceable. Despite our precautions, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Existing intellectual property laws afford only limited protection and policing violations of such laws is difficult. The laws of certain countries in which our products are or may be used by our customers do not protect our products and intellectual property rights to the same extent as do the laws of the United States. There is no assurance that these protections will be adequate or that our competitors will not independently develop similar technology, gain access to our trade secrets or other proprietary information, or design around our patents.

We may be required to enter into costly litigation to enforce our intellectual property rights or to defend infringement claims by others. Such infringement claims could require us to license the intellectual property rights of third parties. There is no assurance that such licenses would be available on reasonable terms, or at all.

In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana Lafayette Division asserting Stabil Drill Specialties, LLC (“Stabil Drill”) infringed on our patent that covers the Company’s well bore conditioning tool, the Drill-N-Ream. Stabil Drill has not yet responded to the lawsuit. As of the date of this annual report, the lawsuit is in initial stages. We cannot predict the outcome of this matter, but our legal costs could have a material effect on our financial position or results of operations in future periods.

Competition

Drill Bit Refurbishing. The primary competitors for our drill bit refurbishing services are the in-house units at Hughes Christensen, the division of Baker Hughes responsible for drill bits. Other drill bit manufacturers also have in-house refurbishing units, but they are not our competitors because of our exclusive contract with Baker Hughes.

Drilling Enhancement Tools. The primary competitors for our Drill-N-Ream tool are several single-section reaming tool manufacturers, including Baker Oil Tools (a division of Baker Hughes), NOV, Schlumberger and Tercel, and one dual-section reaming tool manufactured by Stabil Drill. We believe that the Drill-N-Ream tool is the only patented dual-section or dual cutting structure drill string reamer on the market today. We believe that distinction will allow us to continue building on the Drill-N-Ream tool’s first-mover advantage.

We believe that our Strider technology is at the forefront of drill string tool technological development for horizontal drilling. There are existing tools that would compete with our drill string stimulation tool, such as the Agitator tool marketed by NOV. However, we believe our technology in the drill string stimulation tool offers significant advantages over the Agitator and we believe our Strider technology will be rapidly accepted in the drilling market.

Customers

Our customer agreements provide certain exclusive rights in our U.S. and Canada markets and therefore result in a high concentration of revenue dependent upon a limited number of customers. For the years ended December 31, 2018 and 2017, two customers represented 95% and 97% of our total revenue, respectively.

Manufacturing

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

Cyclicality

We are substantially dependent on conditions in the oil and gas industry, including the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which has historically been volatile, and by capital spending discipline imposed by customers.

Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of these activities and capital spending, which could adversely affect demand for our products and services and, in certain instances, result in the cancellation, modification or rescheduling of existing and expected orders and the ability of our customers to pay us for our products and services. These factors could have an adverse effect on our revenue and profitability.

Seasonality

Our business is not significantly impacted by seasonality, although our fourth quarter has historically been negatively impacted by holidays and our clients’ budget cycles. A small portion of the revenue we generate from selected operations may benefit from higher first quarter activity levels, as operators take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, some of our revenue in Alaska has declined during the second quarter due to warming weather conditions that resulted in thawing, softer ground, difficulty accessing drill sites and road bans that curtailed drilling activity.

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

Hazardous Substances and Waste. The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. We are required to manage hazardous and non-hazardous wastes in compliance with RCRA and its state counterparts.

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

Water Discharges. The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into “Waters of the United States,” including wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. A responsible party includes the owner or operator of a facility from which a discharge occurs. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges. Further, proposed revisions to the definition of “Waters of the United States” have been subject to judicial challenges and administrative action, resulting in uncertainty as to the scope of the regulatory definition.  Our obligations under the Clean Water Act could be expanded when the definition of “Waters of the United States” is ultimately resolved.

Employee Health and Safety. We are subject to a number of federal and state laws and regulations, including OSHA and comparable state statutes, establishing requirements to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used, stored, produced or released in our operations and that this information be provided to employees, state and local government authorities and the public. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to worker health and safety.

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

Employees

As of December 31, 2018, we had 65 full-time employees compared with 54 full-time employees at the same time in December 2017. We generally have been able to locate and engage highly qualified employees as needed. None of our employees are covered by an ongoing collective bargaining agreement, and we have experienced no work stoppages. We consider our employee relations to be good.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and certain other information with the SEC.

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. Any documents filed by us with the SEC, including this Annual Report, can be downloaded from the SEC’s website at www.SEC.gov.

Our principal executive offices are located at 1583 South 1700 East, Vernal, Utah, 84078, and our telephone number at that address is (435) 789-0594. Our website address is www.sdpi.com. Our periodic reports and other information filed with or furnished to the SEC are available, free of charge, through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Information on our website or any other website is not incorporated by reference into this Annual Report and does not constitute a part of this Annual Report.

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

Our business depends upon the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations. The level of capital expenditures is generally dependent on the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including:

●	worldwide economic activity;

●	the level of exploration and production activity;

●	interest rates and the cost of capital;

●	new tariffs by the United States or other countries;

●	environmental regulation;

●	federal, state and foreign policies regarding exploration and development of oil and gas;

●	the ability of OPEC to set and maintain production levels and pricing;

●	governmental regulations regarding future oil and gas exploration and production;

●	the cost of exploring and producing oil and gas;

●	the cost of developing alternative energy sources;

●	the availability, expiration date and price of leases;

●	the discovery rate of new oil and gas reserves;

●	the success of drilling for oil and gas in unconventional resource plays such as shale formations;

●	technological advances;

●	weather conditions.

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

At December 31, 2018, we had working capital of approximately $1,700,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and debt to enhance liquidity.

Our operational and financial strategies include managing our operating costs, working capital and debt to enhance liquidity. We will continue to work to grow revenue and review additional cost containment measures and be cash flow positive in 2019. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

As amended and restated effective November 21, 2018, the Hard Rock Note accrues interest at 7.25% per annum and matures and is fully payable on October 5, 2020. Under the current terms of Hard Rock Note, we are required to pay principal payments of $750,000 (plus accrued interest) on each January 5, April 5, July 5 and October 5 in 2019 and 2020. If we are unable to make the payments required, we could lose our rights to market the Drill-N-Ream.

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

We are required to make remaining payments on the Hard Rock Note of $3.0 million per year (plus accrued interest) in 2019 and 2020. In addition, we are required to make monthly payments of approximately $70,000 on our other indebtedness.

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

We had two large customers that comprised 95% of our total revenue in 2018 and 97% in 2017. It is likely that we will continue to derive a portion of our revenue from a relatively small number of customers in the future. If a major customer decided not to continue to use our services or has a significant reduction in its business, our revenue would decline and our operating results and financial condition could be harmed. In addition, we are subject to credit risk due to the concentration of our customer base. Any increase in the non-payment of and non-performance by our counterparties, either as a result of changes in financial and economic conditions or otherwise, could have a material effect on our business, results of operations and financial condition and could adversely affect our liquidity.

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

The oil and gas industry is rapidly consolidating and, as a result, some of our largest customers have consolidated and are using their size and purchasing power to seek economies of scale and pricing concessions. This consolidation may result in reduced capital spending by some of our customers or the acquisition of one or more of our primary customers, which may lead to decreased demand for our products and services. We cannot assure you that we will be able to maintain our level of sales to a customer that has consolidated or replace that revenue with increased business activity with other customers. As a result, the acquisition of one or more of our primary customers, such as Baker Hughes and DTI , may have a significant negative impact on our results of operations, financial position or cash flows. We are unable to predict what effect consolidations in the industry may have on price, capital spending by our customers, our market share and selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

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

We rely on the availability of volume and quality of synthetic diamond cutters for drill bit refurbishment and manufacturing and for our drill string tool manufacturing business. In addition, we must have a reliable source of steel available for manufacturing which is both of sufficient quality, and available at a cost-effective price. We do not have fixed price contracts or arrangements for all of the raw materials and other supplies that we purchase. Baker Hughes provides the diamond cutters for our drill bit refurbishment. However, sourcing cost-effective supplies of quality steel in the relatively low volumes that our tool manufacturing requires can be challenging. Shortages of, and price increases for, steel and other raw materials and supplies that we use in our business may occur. Future shortages or price fluctuations in synthetic diamond cutters or steel could have a material adverse effect on our ability to conduct either our drill bit refurbishment or our drill tool manufacturing in a timely and cost-effective manner.

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

We operate our business from our Vernal, Utah headquarters. A natural disaster, extended utility failure or other significant event at our facility could significantly affect our ability to manufacture sufficient quantities of key products or otherwise deliver products to meet customer demand or contractual requirements which may result in a loss of revenue and other adverse business consequences. In addition, the equipment and management systems necessary for our operations are subject to wear and tear, break down and obsolescence, which could cause them to perform poorly or fail, resulting in fluctuations in manufacturing efficiencies and production costs. Significant manufacturing fluctuations may affect our ability to deliver products to our customers on a timely basis and we may suffer financial penalties and a diminution of our commercial reputation and future product orders. Additionally, some of our business may in the future be conducted under fixed price contracts. Fluctuations in our manufacturing process, or inaccurate estimates and assumptions used in pricing our contracts, even if due to factors out of our control, may result in cost overruns which we may be required to absorb. Any shut down of our manufacturing facility, reductions in our manufacturing process or efficiency, or cost overruns could adversely affect our business, financial condition and results of operations.

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

Our operations and the operations of our customers are also subject to federal, state, local and foreign laws and regulations relating to the protection of human health and the environment. These environmental laws and regulations affect the products and services we design, market and sell, as well as the facilities where we manufacture our products. For example, our operations are subject to numerous and complex laws and regulations that, among other things, may regulate the management and disposal of hazardous and non-hazardous wastes; require acquisition of environmental permits related to our operations; restrict the types, quantities and concentrations of various materials that can be released into the environment; limit or prohibit operation activities in certain ecologically sensitive and other protected areas; regulate specific health and safety criteria addressing worker protection; require compliance with operational and equipment standards; impose testing, reporting and record-keeping requirements; and require remedial measures to mitigate pollution from former and ongoing operations at our facilities or at facilities where wastes generated by our operations have been disposed. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties or other enforcement, and criminal prosecution. We are required to invest financial and managerial resources to comply with such environmental, health and safety laws and regulations and anticipate that we will continue to be required to do so in the future. In addition, environmental laws and regulations could limit our customers’ exploration and production activities. These laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations. For example, there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of greenhouse gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the annual United Nations Climate Change Conferences. Following a finding by the EPA that certain greenhouse gases represent a danger to human health, the EPA has expanded its regulations relating to those emissions and has adopted rules imposing permitting and reporting obligations. The results of the permitting and reporting requirements could lead to further regulation of these greenhouse gases by the EPA. To date, there has been no significant legislative progress in cap and trade proposals or greenhouse gas emission reductions. The adoption of legislation or regulatory programs to reduce greenhouse gas emissions could also increase the cost of consuming, and thereby reduce demand for, the hydrocarbons that our customers produce. Consequently, such legislation or regulatory programs could have an adverse effect on our financial condition and results of operations. It is too early to determine whether, or in what form, further regulatory action regarding greenhouse gas emissions may ultimately be adopted or what specific impact a new regulatory action might have on us or our customers. Generally, the anticipated regulatory actions do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies that are our competitors. However, our business and prospects could be adversely affected to the extent laws are enacted or modified or other governmental action is taken that prohibits or restricts our customers’ exploration and production activities or imposes environmental protection requirements that result in increased costs to us or our customers.

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

Currently, we are a “smaller reporting company,” meaning that our outstanding common stock held by non-affiliates had a market value of less than $250 million as of June 30, 2018. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in our SEC filings, including, being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

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

As long as we are substantially controlled by the Meiers, the ability of our stockholders to influence the outcome of matters will be limited.

The Meiers continue to own a substantial portion of our outstanding common stock and serve on our Board of Directors. As long as they have substantial voting control of our company, SDPI will have the ability to take many stockholder actions, including the election or removal of directors, irrespective of the vote of, and without prior notice to, any other stockholder. As a result, the Meiers will have the ability to influence or control all matters affecting us, including:

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

Our articles of incorporation authorize us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

Certain provisions in our organizational documents could delay or prevent a change in control.

The existence of some provisions in our organizational documents could delay or prevent a change in control of our company, even if that change would be beneficial to our shareholders. Our articles of incorporation and bylaws contain provisions that may make acquiring control of our company difficult, including:

●	provisions regulating the ability of our shareholders to nominate directors for election or to bring matters for action at annual meetings of our shareholders;

●	limitations on the ability of our shareholders to call a special meeting and act by written consent;

●	the authorization given to our board of directors to issue and set the terms of preferred stock; and

●	establishment of a classified board of directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies

ITEM 2.	PROPERTIES

The Company owns five buildings as part of its Vernal, Utah offices, which are used for manufacturing and executive offices. The Company’s management believes its current manufacturing and office facility is sufficient for its current operations. The Company leases a commercial property in Abilene, Texas. This lease term will expire in August 2021.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana Lafayette Division asserting Stabil Drill Specialties, LLC (“Stabil Drill”) infringed on our patent that covers the Company’s well bore conditioning tool, the Drill-N-Ream. Stabil Drill has not yet responded to the lawsuit. As of the date of this annual report, the lawsuit is in initial stages and, as we cannot predict the outcome of this matter, our legal costs could have a material effect on our financial position or results of operations in future periods. We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Approximate Number of Equity Security Holders

As of February 22, 2019 there were 2,551 stockholders of record and 2,551 beneficial owners of the Company’s common stock.

The Company’s common stock trades on the NYSE MKT market under the symbol “SDPI”.

Dividends

The Company does not presently pay dividends on its common stock. The Company intends for the foreseeable future to continue the policy of not paying dividends and retaining earnings, if any, to finance the development and growth of its business.

Securities Authorized for Issuance under Equity Compensation Plans

	Equity Compensation Plan Information
Plan Category	Number of restricted shares and securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,229,016	(1)	1.44	845,679	(2)
Equity compensation plans not approved by security holders	-		-	-
Total as of December 31, 2018	1,229,016			845,679

(1)	Consists of 1,229,016 shares under the 2015 Employee Stock Incentive Plan.

(2)

Consists of 845,679 shares remaining available for future issuance under the 2015 Employee Stock Incentive Plan. The 2014 Employee Stock Incentive Plan was frozen by the Board of Directors such that no future grants of awards will be made and the 2014 Employee Stock Incentive Plan remains effective only with respect to awards outstanding as of June 15, 2015 until they expire according to their terms.

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

Industry Trends and Market Factors

Our business is highly dependent upon the vibrancy of the oil and gas drilling operations primarily in the U.S. Oil and gas prices have historically been volatile. The total U.S. rig count for 2018 as reported by Baker Hughes based on a monthly average was 1,078 rigs, an increase relative to the 2017 monthly average of 930 rigs. Production of oil in the U.S. has increased to record levels of roughly 11.7 million barrels per day which makes the U.S. the number one oil producing country in the world. Oil production in the U.S. has grown at a faster rate than the increased rig count because of better rig technology and higher rates of productivity per rig. With the increase in market activity, we have seen an increase in demand for our product and services, while we have seen only a slight increase in pricing. As we expand into international markets, we will become more subject to changes in the industry in the countries in which we operate, such as Saudi Arabia, Kuwait and Oman. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future.

Although the Company has seen demand for its oil and gas related products and services in the United States and Canada impacted by these industry conditions, we continue to aggressively market our drilling products. The oil and gas industry is increasingly using directional (e.g., horizontal) drilling in their exploration and production activities because of significantly improved recovery rates that can be achieved with these methods. With the rise of this type of drilling, traditional drill string tools used for vertical drilling do not necessarily provide the best performance or are not well suited for directional drilling. In addition, current and expected oil and natural gas prices combined with more technically challenging horizontal drilling has driven the demand for new technologies. We believe the value of our Drill-N-Ream tool has proven to provide significant operational efficiencies and costs savings for horizontal drilling activity and, combined with our low market penetration, provide us sales opportunities in soft as well as robust markets. Early results of our Strider technology has also delivered a similar outcome.

How We Generate our Revenue

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

Contract Services

Drill Bit Manufacturing and Refurbishment: Since 1996, we have refurbished PDC drill bits for Baker Hughes. We are currently operating under a four-year vendor agreement with Baker Hughes that was renewed in 2018 (the “Vendor Agreement”). We recognize revenue for our PDC drill bit services upon shipment of the drill bit. Shipping and handling costs related to refurbishing services are paid directly by Baker Hughes at the time of shipment. By contract, we can only refurbish and manufacture oil or gas drill bits for Baker Hughes, but we are not contractually prohibited from manufacturing drill bits for the mining industry.

Costs of Conducting Our Business

The principal elements of cost of sales for manufacturing, repair, rental and sale of tools (“product”) are the direct and indirect costs to manufacture, repair and supply the product, including labor, materials, utilities, equipment repair, lease expense related to our facilities, supplies and freight.

Selling, general and administrative expense is comprised of costs such as new business development, technical product support, research and development costs, compensation expense for general corporate operations including accounting, human resources, risk management, etc., information technology expenses, safety and environmental expenses, legal and professional fees and other related administrative functions.

Other income (expense), net is comprised primarily of interest expense associated with outstanding borrowings net of interest income or gains (losses) of disposed assets.

RESULTS OF OPERATIONS

The following table represents our condensed consolidated statement of operations for the periods indicated:

	For the Years Ended December 31,
(in thousands)	2018		2017
Revenue	$18,245	100%	$15,595	100%
Operating costs and expenses	17,945	99%	15,371	98%
Income (Loss) from continuing operations	300	1%	224	2%
Other expense	(355)	(2)%	(503)	(3)%
Income tax expense	(3)	(0)%	-
Net loss	(58)	0%	$(279)	(2)%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

Revenue

Our revenue increased approximately $2,650,000, during the year ended December 31, 2018 compared with the same period in 2017. Tool revenue for 2018 increased $2,545,000 to $13,142,000 from $10,597,000 during 2017. Tool revenue for 2018 grew as a result of an increase in other related revenue, which includes royalty fees and repair of tools, which was driven by our distributor’s increase in market share, a larger deployed fleet of tools and the increase in the U.S. drilling activity from 2017 to 2018. This increase was partially offset by a slight decline in tool rental and sales revenue.

Tool revenue in 2018 was comprised of approximately $6,580,000 of tool sales and rental revenue and approximately $6,562,000 of other related revenue. Tool revenue for 2017 was approximately $10,597,000 and was comprised of approximately $6,691,000 of tool rental and sales revenue and approximately $3,906,000 of other related revenue.

Contract services revenue was approximately $5,104,000 for the year ended December 31, 2018 compared with approximately $4,998,000 for the year ended December 31, 2017. The increase in contract services revenue was due to an increase in drill bit refurbishment activity.

Operating Costs and Expenses

Total operating costs and expenses increased approximately $2,574,000 during the year ended December 31, 2018 compared with the same period in 2017.

●	Cost of revenue increased approximately $1,117,000 for the year ended December 31, 2018 in comparison with the same period in 2017, primarily due to our Abilene, Texas service center expense and our impairment charge associated with our raw material inventory. As a percentage of revenue, cost of sales was 38% for both 2018 and 2017.

●	Selling, general and administrative expenses increased approximately $1,373,000 for the year ended December 31, 2018 compared with the same period in 2017. The increase was primarily due to an increase in research and development costs, costs associated with our international market development, and higher salaries.

Other Income (Expenses)

Other income and expense primarily consists of rent income, interest income, interest expense and gain on disposition of assets.

●	Interest Income. For the year ended December 31, 2018 and 2017, interest income was approximately $432,000 and $347,000, respectively. The increase was mainly due to interest received from the Tronco related party note receivable as the interest rate on the note is tied to the prime lending rate.

●	Interest Expense. Interest expense for the year ended December 31, 2018 and 2017 was approximately $774,000 and $906,000, respectively. Lower interest expense was due primarily to the reduction in the balance outstanding on the Hard Rock Note.

Liquidity and Capital Resources

At December 31, 2018, we had working capital of approximately $1,700,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and debt to enhance liquidity.

Our operational and financial strategies include managing our operating costs, working capital and debt to enhance liquidity. We will continue to work to grow revenue and review additional cost containment measures and be cash flow positive in 2019. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

As amended and restated effective November 21, 2018, the remaining $6.0 million Hard Rock Note accrues interest at 7.25% per annum and matures and is fully payable on October 5, 2020. Under the current terms of Hard Rock Note, we are required to pay principal payments of $750,000 (plus accrued interest) on each January 5, April 5, July 5 and October 5 in 2019 and 2020. We made all the required principal and accrued interest payments related to the note for 2018, as well as the January 5, 2019 payment.

Subsequent to the end of 2018, we entered into a $4.3 million lending agreement comprised of a $0.8 million term loan and a $3.5 million asset-backed revolving credit facility.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2018. Our obligations to make payments in the future may vary due to certain assumptions including the duration of our obligations and anticipated actions by third parties according to the following table (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total

Debt (1)	$5,143	$3,827	$2,638	$63	$42	$102	$11,815
Operating Leases	130	77	-	-	-	-	207

Total	$5,273	$3,904	$2,638	$63	$42	$102	$12,022

(1)	Amounts represent the expected cash payments of principal and interest amounts associated with our long-term debt obligations.

The aggregate outstanding balance of our notes payable obligations net of discounts as of December 31, 2018, was approximately $10.9 million with interest rates ranging from 0% to 8.4%.

Cash Flow

Operating Cash Flows

For the year ended December 31, 2018, net cash provided by our operating activities was approximately $4,630,000. The Company had approximately $58,000 of net loss, an approximately $394,000 decrease in accounts receivable, approximately $519,000 of stock-based compensation expense, and depreciation and amortization expense of approximately $3,760,000.

Investing Cash Flows

For the year ended December 31, 2018, the Company used approximately $745,000 in investing activities for property, plant and equipment purchases.

Financing Cash Flows

For the year ended December 31, 2018, net cash used in our financing activities was approximately $2,000,000 and related to principal payments on debt.

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

Segment reporting is not applicable to us as we have a single, company-wide management team that administers the Company as a whole, rather than by discrete business units. While we have three business product lines and report the revenues by product line internally and externally, we do not capture expenses by product line and as such, we do not maintain complete separate financial statement information by product line. We evaluate our business performance as a single segment and we report as a single segment. We operate in the United States and the Middle East. Our operations in the Middle East represented less than 10% of our consolidated operations for all periods presented in these consolidated financial statements.

Revenue Recognition

We are a drilling and completion tool technology company and we generate revenue from the manufacturing, repair, rental and sale of drilling and completion tools. Our manufactured products are produced in a standard manufacturing operation, even when produced to our customer’s specifications. We earn royalty commission revenue when our customer invoices their customer for the use of the tools.

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized ratably as an expense over the vesting period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. Management uses the Black-Scholes option pricing model to value award grants and determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. The Company expects to continue to grant stock-based awards in the future, and to the extent that the Company does, its actual stock-based compensation expense recognized in future periods will likely increase.

Concentration of Credit Risk

Substantially all of our revenue is derived from our refurbishing of PDC drill bits for Baker Hughes and from the sale of our Drill-N-Ream tool to DTI.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally due within 60 days of the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. The allowance for doubtful accounts was $9,288 and $18,450 at December 31, 2018 and 2017, respectively.

Intangible Assets

Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of December 31, 2018, the Company performed an evaluation of the intangible assets. Based on this assessment, we have determined no impairment was needed.

Valuation of Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost, determined using the weighted-average cost method, or net realizable value. Finished goods inventories include raw materials, direct labor and production overhead. The Company regularly reviews inventories on hand and current market conditions to determine if the cost of finished goods inventories exceed current market prices and impairs the cost basis of the inventory accordingly. The Company recorded an impairment loss in the cost of sales of $116,396 during the year ended December 31, 2018 relating to slow moving inventory and steel inventory sold to a third-party wholesaler for no gain or loss.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. The cost of ordinary maintenance and repair is charged to operating expense, while replacement of critical components and major improvements are capitalized. Depreciation or amortization of property, plant and equipment, is calculated using the straight-line method over the asset’s estimated useful life as follows:

Buildings and leasehold improvements	2-39 years
Machinery, equipment and rental tools	18 months -10 years
Office equipment, fixtures and software	3-7 years
Transportation equipment	5 - 30 years

Property, plant and equipment is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. Indicative events or circumstances include, but are not limited to, matters such as a significant decline in market value or a significant change in business climate. An impairment loss is recognized when the carrying value of an asset exceeds the estimated undiscounted future cash flows from the use of the asset and its eventual disposition. The amount of impairment loss recognized is the excess of the asset’s carrying value over its fair value. Assets to be disposed of are reported at the lower of the carrying value or the fair value less cost to sell. There were no impairment losses related to fixed assets during the years ended December 31, 2018 and 2017. Upon sale or other disposition of an asset, the Company recognizes a gain or loss on disposal measured as the difference between the net carrying value of the asset and the net proceeds received.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments such as interest rate swap arrangements, hedging contracts, futures contracts or the like.

Concentration of Credit Risk — We are dependent on just a few main customers. The Company had two significant customers that represented 95% of our revenue for the year ended December 31, 2018. These customers had approximately $1,863,000 in accounts receivable at December 31, 2018. We had two significant customers that represented 97% of our revenue for the year ended December 31, 2017, and had approximately $2,523,000 in accounts receivable at December 31, 2017.

We are continuing to develop new products and tools which we believe will broaden our customer base, which should have a positive effect on diversifying our concentration of credit risk.

The Company had one vendor that represented 11% of our purchases for the year ended December 31, 2018. This vendor had approximately $158,000 in accounts payable at December 31, 2018. We had one significant vendor that represented 17% of our purchases for the year ended December 31, 2017, and had approximately $151,000 in accounts payable at December 31, 2017.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

SUPERIOR DRILLING PRODUCTS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Superior Drilling Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Superior Drilling Products, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP
Dallas, Texas
March 13, 2019

We have served as the Company’s auditor since 2017.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 and 2017

	2018	2017
ASSETS
Current assets
Cash	$4,264,767	$2,375,179
Accounts receivable, net	2,273,189	2,667,042
Prepaid expenses	133,607	111,530
Inventories	1,003,623	1,196,813
Total current assets	7,675,186	6,350,564
Property, plant and equipment, net	8,226,009	8,809,348
Intangible assets, net	3,686,111	6,132,778
Related party Note receivable	7,367,212	7,367,212
Other noncurrent assets	51,887	15,954
Total assets	$27,006,405	$28,675,856
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$721,361	$1,021,469
Accrued expenses	631,860	543,758
Current portion of long-term debt, net of discounts	4,578,759	6,101,678
Total current liabilities	5,931,980	7,666,905
Long-term debt, less current portion, net of discounts	6,296,994	6,706,375
Total liabilities	12,228,974	14,373,280
Commitments and contingencies (Notes 6 and 7)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 25,018,098 and 24,535,334 shares outstanding, respectively	25,018	24,535
Additional paid-in-capital	39,440,611	38,907,864
Accumulated deficit	(24,688,198)	(24,629,823)
Total shareholders’ equity	14,777,431	14,302,576
Total liabilities and shareholders’ equity	$27,006,405	$28,675,856

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

	2018	2017

Revenue	$18,245,212	$15,595,659

Operating cost and expenses
Cost of revenue	7,077,344	5,960,223
Selling, general, and administrative expenses	7,107,432	5,734,315
Depreciation and amortization expense	3,760,231	3,676,598

Total operating costs and expenses	17,945,007	15,371,136

Operating income	300,205	224,523

Other income (expense)
Interest income	432,753	346,926
Interest expense	(773,680)	(905,990)
Other income	-	43,669
Gain (loss) on disposition of assets	(14,013)	12,167
Total other expense	(354,940)	(503,228)

Loss before income taxes	(54,735)	(278,705)
Income tax expense	(3,640)	-

Net loss	(58,375)	$(278,705)

Basic loss per common share	(0.00)	$(0.01)
Basic weighted average common shares outstanding	24,608,967	24,268,409
Diluted loss per common share	(0.00)	$(0.01)
Diluted weighted average Common shares outstanding	24,608,967	24,268,409

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Par Value	Capital	Deficit	Equity

Balance - December 31, 2016	24,120,695	$24,120	$38,295,428	$(24,351,118)	$13,968,430

Share-based compensation expense	414,639	415	612,436	-	612,851
Net loss	-	-	-	(278,705)	(278,705)

Balance - December 31, 2017	24,535,334	$24,535	$38,907,864	$(24,629,823)	$14,302,576

Stock-based compensation expense	482,764	483	518,473	-	518,956
Stock issued in stock option exercise	-	-	14,274	-	14,274
Net loss	-	-	-	(58,375)	(58,375)

Balance - December 31, 2018	25,018,098	$25,018	$39,440,611	$(24,688,198)	$14,777,431

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018		2017
Cash Flows from Operating Activities
Net loss		$(58,375)	$(278,705)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense		3,760,231	3,676,598
Amortization of debt discount		77,641	79,424
Share based compensation expense		518,956	612,851
Impairment of inventories		116,396	-
Loss (gain) on disposition of assets		14,013	(12,167)
Changes in operating assets and liabilities:
Accounts receivable		393,853	(1,628,378)
Inventories		77,760	(29,121)
Prepaid expenses and other current assets		(58,010)	(21,757)
Accounts payable and accrued expenses		(212,006)	13,990
Other long-term liabilities		-	(53,355)
Net Cash Provided by (Used In) Operating Activities		4,630,459	2,359,380
Cash Flows From Investing Activities
Purchases of property, plant and equipment		(745,204)	(936,118)
Proceeds from sale of fixed assets		-	2,483,921
Net Cash Provided by Investing Activities		(745,204)	1,547,803

Cash Flows from Financing Activities
Principal payments on debt		(2,009,941)	(3,482,311)
Principal payments on capital lease obligations		-	(217,302)
Principal payments on related party debt		-	(74,293)
Proceeds from exercised stock options		14,274	-
Net Cash Provided by (Used in) Financing Activities		(1,995,667)	(3,773,906)

Net Increase in Cash		1,889,588	133,277
Cash at Beginning of Period		2,375,179	2,241,902
Cash at End of Period		4,264,767	$2,375,179
Supplemental information:
Cash paid for Interest		$577,814	$851,671
Non-cash payment of other long-term liabilities and interest by offsetting related-party note receivable		$377,746	$1,267,711
Acquisition of equipment by issuance of note payable	$		$16,557

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Superior Drilling Products, Inc. (the “Company”, “SDPI”, “we”, “our” or “us”) is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling industry. The Company innovates, designs, engineers, manufactures, sells, rents and repairs drilling and completion tools.

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

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 and implementing any requirement that may be adopted regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of June of that year, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1.0 billion in non-convertible debt in a three-year period or (iv) January 1, 2020.

Segment Reporting

We operate as a single operating segment, which reflects how we manage our business. We operate in the United States and the Middle East. Our operations in the Middle East represented less than 10% of our consolidated operations for all periods presented in these consolidated financial statements.

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

Revenue Recognition

We are a drilling and completion tool technology company and we generate revenue from the manufacturing, repair, rental and sale of drilling and completion tools. Our manufactured products are produced in a standard manufacturing operation, even when produced to our customer’s specifications. We also earn royalty fees under certain arrangements for the tools we sell.

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

Contract Services

Drill Bit Manufacturing and Refurbishment: Since 1996, we have refurbished PDC drill bits for Baker Hughes. We are currently operating under a four-year vendor agreement with Baker Hughes that was renewed in 2018 (the “Vendor Agreement”). We recognize revenue for our PDC drill bit services upon shipment of the drill bit. Shipping and handling costs related to refurbishing services are paid directly by Baker Hughes at the time of shipment. By contract, we can only refurbish and manufacture oil or gas drill bits for Baker Hughes, but we are not contractually prohibited from manufacturing drill bits for the mining industry.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally due within 60 days of the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. The allowance for doubtful accounts was $9,288 and $18,450 as of December 31, 2018, and 2017, respectively.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. The cost of ordinary maintenance and repair is charged to operating expense, while replacement of critical components and major improvements are capitalized. Depreciation or amortization of property and equipment, is calculated using the straight-line method over the asset’s estimated useful life as follows:

Buildings and leasehold Improvements	2-39 years
Machinery, equipment and rental tools	18 months -10 years
Office equipment, fixtures and software	3-7 years
Transportation equipment	5 - 30 years

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

Impairment of Long-Lived Assets

We review the recoverability of long-lived assets, such as property and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and the carrying value. We concluded there were no indicators evident or other circumstances present that these assets were not recoverable and accordingly, no impairment charges of long-lived assets were recognized for 2018 and 2017.

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

Research and Development

We expense research and development costs as they are incurred. For the years ended December 31, 2018 and 2017, these expenses were approximately $1,265,000 and $746,000, respectively, and are included in the selling, general, and administrative expenses in the statement of operations.

Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, including potentially dilutive common share equivalents, if the effect is dilutive. Potentially dilutive common shares equivalents include stock options and warrants. Approximately 30,502 options to purchase our common stock were excluded from this calculation because they were antidilutive for the year ended December 31, 2018.

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

Debt Issuance Costs

Costs related to debt issuance are capitalized and amortized as interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Upon the repayment of debt, the Company accelerates the recognition of an appropriate amount of the costs as interest expense. Debt issuance costs related to the Hard Rock Note are presented as a direct reduction from the carrying amount of the note payable. As of December 31, 2018 and 2017, the amortized debt issuance costs were $77,641 and $79,424, respectively.

Share Based Compensation

Share based compensation expense for share based payments, related to stock option and restricted stock awards, is recognized based on their grant-date fair values. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

Concentrations and Credit Risk

The Company has two significant customers that represented 95% and 97% of our revenue for the years ended December 31, 2018 and 2017, respectively. These customers had approximately $1,863,000 and $2,523,000 in accounts receivable at December 31, 2018 and 2017, respectively.

The Company had one vendor that represented 11% of our purchases for the year ended December 31, 2018. This vendor had approximately $158,000 in accounts payable at December 31, 2018. We had one significant vendor that represented 17% of our purchases for the year ended December 31, 2017, and had approximately $151,000 in accounts payable at December 31, 2017.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update for “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition.” This accounting standard update provides new guidance concerning recognition and measurement of revenue and requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this pronouncement on January 1, 2019 using the full retrospective method. Our evaluation efforts to determine the impact of this standard on our consolidated financial statements included identifying revenue streams with similar contract structures, performing a detailed review of key contracts by revenue stream, and comparing and analyzing historical policies and practices to the new standard. Based on our assessment performed, we have determined that our revenue recognition methodology does not materially change and the adoption of this pronouncement will not have a material impact on the consolidated financial statements.

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

NOTE 2. INVENTORIES

Inventories were comprised of the following:

	December 31, 2018	December 31, 2017
Raw material	$738,330	$1,040,795
Work in progress	217,158	77,702
Finished goods	48,135	78,316
	$1,003,623	$1,196,813

The Company recorded an impairment loss in the cost of sales of $116,396 during the year ended December 31, 2018 relating to slow moving inventory and steel inventory sold to a third-party wholesaler for no gain or loss.

There were no impairment losses recorded by the Company during the year ended December 31, 2017.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	December 31, 2018	December 31, 2017
Land	$880,416	$880,416
Buildings	4,847,778	4,847,778
Leasehold improvements	755,039	717,232
Machinery and equipment	8,816,880	8,216,237
Office equipment, fixtures and software	518,806	507,557
Transportation assets	811,378	811,378
	16,630,297	15,980,598
Accumulated depreciation	(8,404,288)	(7,171,250)
	$8,226,009	$8,809,348

Depreciation expense related to property, plant and equipment for the year ended December 31, 2018 and 2017 was $1,313,564 and $1,229,932 respectively.

NOTE 4. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	December 31, 2018	December 31, 2017
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(11,213,889)	(8,767,222)
	$3,686,111	$6,132,778

Amortization expense related to intangible assets for the years ended December 31, 2018 and 2017 was $2,446,667 and $2,446,666, respectively.

These intangible assets will be amortized over their expected useful lives using the straight-line method, which is a weighted-average amortization period of 6.3 years. As of December 31, 2018, the Company will recognize the following amortization expense for the respective periods ending December 31 noted below:

2019	1,700,000
2020	1,166,667
2021	583,334
2022	166,667
2023	69,443
Total	$3,686,111

During the years ended December 31, 2018 and 2017, there were no impairments recognized related to other intangible assets.

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

The interest rate on the note is 5.5%. We earned interest of $377,746 and $338,204 in the years ending December 31, 2018 and 2017, respectively.

On December 18, 2018, the Board of Directors approved a bonus to Troy and Annette Meier with an approximate value of $587,500. The Board and the Meiers decided a portion of the dollar value of such awards would be used to pay the annual interest on the Tronco Note of $211,741 and $190,045 remitted for taxes on the Meiers behalf. The remainder of $185,714 was given to the Meiers in the form of restricted stock units. See Note 10 – Share-Based Compensation.

On March 28, 2017, Tronco finalized an agreement with a third party and pursuant to this agreement, the third party acquired all of the Ohio assets of Tronco for $550,000. As Tronco’s senior secured lender, we agreed to release our lien and security interest on these assets in accordance with the agreement. The Company agreed to a non-cash receipt of the $550,000 from Tronco by reducing our bonus accrual liabilities, which was earned by the Meiers in 2014, but not paid, and was recorded in other long-term liability. As a result of this agreement, we reduced both the other long-term liability and the Tronco related party note receivable during the first quarter of 2017.

On August 8, 2017, the Board of Directors agreed to extend the terms of the Tronco loan to interest only payments due December 31, 2017, 2018, 2019, 2020, and 2021, with a balloon payment of all unpaid interest and principal due upon full maturity on December 31, 2022.

On December 4, 2017, as part of the annual awards made to employees of the Company, the Board of Directors approved grants of restricted stock units to Troy and Annette Meier with an approximate value of $587,500. The Board and the Meiers decided in lieu of making such awards, the dollar value of such awards would be used to pay the annual interest on the Tronco note of $34,992, and the principal on the Tronco note of $379,507 in 2017. The remainder of approximately $173,000 were remitted for taxes on the Meiers behalf. See Note 10 – Share-Based Compensation.

We have the direct legal right to enforce the collateral and guaranty agreements entered into in connection with the Tronco loan and to collect Tronco’s collateral sales proceeds, in order to recover the loan purchase amount. The Tronco loan continues to be secured by the guarantees of Troy and Annette Meier (the “Meier Guaranties”), which are directly payable to and legally enforceable by us. In addition, the Meiers have provided us with stock pledges in which they pledge a portion of their shares of our common stock held by their family entities (the “Meier Stock Pledge”), as collateral for the Meiers guaranties until full repayment of Tronco loan. The pledged shares, which are subject to insider timing requirements and volume limitations under Rule 144 of the Securities Act and required periodic black-out periods, are being held in third-party escrow by the Company’s attorneys until full repayment of the Tronco loan, the balance of which is $7,367,212. The Company holds 8,267,860 shares as collateral for the Tronco note as of December 31, 2018. The Company believes the market value of the 8,267,860 shares is sufficient collateral for the note.

NOTE 6. LONG-TERM DEBT

Long-term debt is comprised of the following:

	December 31, 2018	December 31, 2017
Real estate loans	$4,255,152	$4,518,424
Hard Rock Note, net of discount	6,000,000	7,422,912
Machinery loans	327,879	513,317
Transportation loans	292,722	353,400
	10,875,753	12,808,053
Current portion of long-term debt	(4,578,759)	(6,101,678)
	$6,296,994	$6,706,375

Real Estate Loans

On February 1, 2019, we signed a loan agreement for $3,129,861 related to our commercial bank loan for our Vernal, Utah Campus. We paid $1,000,000 towards the previous loan  that was scheduled to mature on February 15, 2019, upon refinancing. The loan requires monthly payments of approximately $43,000, including principal and interest at 7.25%, and is secured by the land and buildings at our Vernal, Utah Campus. A balloon payment of $2,500,000 is due upon maturity on February 15, 2021.

Hard Rock Note

In 2014, the Company purchased all of the interests of Hard Rock. Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”). The Hard Rock Note and subsequent amendments are secured by the patents, patents pending, other patent rights, and trademarks transferred to Hard Rock by Hard Rock in the closing of the acquisition. At issuance, the fair value of the Hard Rock Note was determined to be $11,144,000, which was less than the face value due to a below-market interest rate. The resulting discount of $1,356,000 is amortized to interest expense using the effective interest method, totaling approximately $78,000 and $76,000 during 2018 and 2017, respectively.

On November 21, 2018, certain of our subsidiaries entered into an amended and restated note with the seller in our acquisition of Hard Rock Solutions, LLC. As amended and restated, the Hard Rock Note accrues interest at 7.25% per annum and matures on October 5, 2020. We made all the required principal and accrued interest payments related to the note for 2018. Under the current terms of Hard Rock Note, we are required to pay principal payments of $750,000 (plus accrued interest) on each January 5, April 5, July 5 and October 5 in 2019 and 2020. On January 10, 2019, the Company made a principal payment of $750,000 and an interest payment of $183,411.

Transportation Loans

Vehicles

Our loans for Company vehicles and other transportation are with various financing parties we have engaged with in connection with the acquisition of the vehicles. As of December 31, 2018, the loans bear interest ranging from 0%-8.29% with maturity dates ranging from October 2019 through October 2021, and are collateralized by the vehicles. Our cumulative monthly payment under these loans as of December 31, 2018 was approximately $2,200, including principal and interest.

Airplane Loan

Our loan for the Company airplane bears interest at 7.35%, requires monthly payments of principal and interest of approximately $3,500, matures in May of 2026 and is collateralized by the airplane.

Future annual maturities of total debt are as follows (1) :

Year
2019	$4,578,760
2020	3,519,077
2021	2,599,458
2022	51,962
2023	33,520
Total debt	$10,782,777

(1)	Excludes discounts for debt issuance costs.

NOTE 7. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana Lafayette Division asserting Stabil Drill Specialties, LLC (“Stabil Drill”) infringed on our patent that covers the Company’s well bore conditioning tool, the Drill-N-Ream. Stabil Drill has not yet responded to the lawsuit. As of the date of this annual report, the lawsuit is in initial stages . We cannot predict the outcome of this matter, but our legal costs could have a material effect on our financial position or results of operations in future periods. We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

NOTE 8. RELATED PARTY TRANSACTIONS

Notes Payable

In 2014, the Company issued notes payable to related parties in the amount of $2 million. The notes bear interest at 7.5% and were scheduled to mature on January 2, 2017. The Company did not pay these notes upon maturity as the Company and the related parties informally agreed to offset these notes payable with the related-party note receivable. During the year ended December 31, 2017, the Company made principal payments and interest payments of $80,000 related to the notes payable. Additionally, the Company applied $207,942 in principal and interest due to the Company on the related party note receivable (see Note 5 – Related Party Note Receivable) during the year ended December 31, 2017 and reduced the balance to $0 as of December 31, 2017.

Related Party Note Receivable

The Company holds 8,267,860 shares as collateral for the Tronco Note (see Note 5 – Related Party Note Receivable).

NOTE 9. INCOME TAXES

Components of income tax benefit are as follows:

Current income taxes:	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Federal	$-	$-
State	-	-
Current provision for income taxes	3,640
Deferred provision (benefit) for income taxes:
Federal	-	-
State	-	-
Deferred provision (benefit) for income taxes	-	-
Provision for income taxes	$3,640	$-

The non-current deferred tax assets and liabilities consist of the following:

Deferred tax assets:
263A adjustment	$12,295	$14,326
Accrued expenses	-	-
Stock compensation	81,133	48,489
Stock option	58,102	44,922
Amortization of intangibles	2,965,622	2,796,867
Net operating loss	2,458,939	2,999,467
Others	39,752	12,660
Total non-current deferred tax assets	5,615,843	5,916,731

Deferred tax liabilities:
Prepaid expenses	(13,781)	(23,301)
Depreciation on fixed assets	(697,478)	(853,089)
Total non-current deferred tax liabilities	(711,259)	(876,390)

Net non-current deferred tax assets/liabilities	4,904,584	5,040,341
Less: Valuation Allowance	(4,904,584)	(5,040,341)
Total deferred tax liabilities	$-	$-

Reconciliation of the tax rate to the U.S. federal statutory tax rate which relate to the year ended December 31, 2018 and 2017 is as follows:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017

Tax at federal statutory rate	$(11,494)	$(80,922)
State income taxes	2,875	-
Permanent differences	61,495	118,253
Change in valuation allowance	(135,758)	(2,436,734)
Other - State rate effect	(2,044)	(9,578)
Change in status	104,960	2,408,980
Other	(16,394)	-
Provision for income taxes	$3,640	$-

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

During the year ended December 31, 2018, the Company reviewed additional tax guidance provided, and implemented new internal policies to eliminate business entertainment expenses, other than business meals. We determined no revisions were necessary to the tax provision for the year ended December 31, 2017. The tax provision for the year ended December 31, 2018 is consistent with prior years and at the current U.S. corporate tax rate of 21%.

NOTE 10. SHARE-BASED COMPENSATION

In 2014, the Company’s Board of Directors approved that the Directors stock compensation would be included in the Employee Stock Incentive Plan (“Stock Plan”) that reserves 1,724,128 shares of common stock for issuance. Equity and equity-based compensation plans are intended to make available incentives that will assist us in attracting, retaining, and motivating employees, officers, consultants, and directors by allowing them to acquire an ownership interest in our business, and, as a result, encouraging them to contribute to our success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As a result, we expect to incur non-cash, stock-based compensation expenses in future periods. The Board of Directors has frozen the 2014 Incentive Plan, such that no future grants of awards will be made and the 2014 Incentive Plan shall only remain in effect with respect to awards under that Plan outstanding as of June 15, 2015 until they expire according to their terms.

In 2015, our stockholders approved the Superior Drilling Company, Inc. 2015 Long Term Incentive Plan (the “2015 Incentive Plan”). The purpose of the 2015 Incentive Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and its affiliates and by motivating such persons to contribute to the growth and profitability of the Company and our affiliates. In 2017, the Company’s board of directors approved an additional 1,440,000 shares of the Company’s common stock to be added to the 2015 Incentive Plan. Subject to adjustment as provided in the 2015 Incentive Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued with respect to awards under the 2015 Incentive Plan is 2,992,905. As of December 31, 2018, there were 845,679 shares outstanding with respect to awards granted under the Company’s 2015 Incentive Plan.

Restricted stock units

On August 3, 2018, the Board of Directors granted 189,038 restricted stock units from the Company’s 2015 incentive plan to executive management and directors based on the average price of the Company’s common stock on the date of the grant. These restricted units will vest over a three - year period.

On December 18, 2018, the Board of Directors granted 147,391 restricted stock units from the Company’s 2015 incentive plan to Troy and Annette Meier based on the average price of the Company’s common stock on the date of the grant. These restricted units will vest over a three - year period (see Note 6-Related Party Note Receivable).

On December 4, 2017, the Board of Directors granted 267,443 restricted stock units from the Company’s 2015 incentive plan to executive management and directors based on the closing price of the Company’s common stock on the date of the grant. These restricted units will vest over a three - year period.

On December 4, 2017, the Board of Directors approved grants of restricted stock units to Troy and Annette Meier with an approximate value of $587,500. The Board and the Meiers decided in lieu of making such awards, the dollar value of such awards would be used to pay interest and principal on the Tronco Note (see Note 5-Related Party Note Receivable ).

Compensation expense recognized for grants vesting under the 2014 Incentive Plan was $0 and approximately $142,000 for the years ending December 31, 2018 and 2017, respectively. Compensation expense recognized for grants of restricted stock vesting under the 2015 Incentive Plan was approximately $458,000 and $456,000 for the years ending December 31, 2018 and 2017, respectively. The Company recognized compensation expense and recorded it as share-based compensation in the consolidated statement of operations.

Total unrecognized compensation expense related to unvested restricted stock units expected to be recognized over the remaining weighted vesting period of 1.44 years equaled approximately $622,000 at December 31, 2018. These shares vest over three years.

The following table summarizes RSU activity for the years ended December 31, 2018 and 2017:

	2018		2017
	Number of Restricted Stock Units	Weighted - Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted - Average Grant Date Fair Value
Unvested RSU’s at beginning of period	647,195	$1.12	702,608	$1.31
Granted	336,429	1.60	282,578	1.27
Forfeited	-	-	-	-
Vested	(286,579)	1.12	(337,991)	1.64
Unvested RSU’s at end of period	697,048	$1.35	647,195	$1.12

Stock Options

On October 8, 2018, the Board of Directors granted 5,000 stock options from the Company’s 2015 Incentive Plan to officers and employees based on the Company’s common stock on the date of grant, which was $4.05. These options vest 33% on the first anniversary of the grant date, 33% on the second anniversary of the grant date, and 34% on the third anniversary of the grant date.

On December 7, 2018, the Board of Directors granted 75,000 stock options from the Company’s 2015 Incentive Plan to officers and employees based on the Company’s common stock on the date of grant, which was $1.69. These options vest 33% on the first anniversary of the grant date, 33% on the second anniversary of the grant date, and 34% on the third anniversary of the grant date.

On December 1, 2017, the Board of Directors granted 67,500 stock options from the Company’s 2015 Incentive Plan to officers and employees based on the Company’s common stock on the date of grant, which was $1.30. These options vest 33% on the first anniversary of the grant date, 33% on the second anniversary of the grant date, and 34% on the third anniversary of the grant date.

Compensation expense recognized for option grants vesting under the 2015 Incentive Plan was approximately $61,000 and $15,000 for the years ending December 31, 2018 and 2017. The Company recognized compensation expense and recorded it as share-based compensation in the consolidated condensed statement of operations.

The following table summarizes stock options outstanding and changes during the years ended December 31, 2018 and 2017:

	2018		2017
	Number of Stock Options	Weighted - Average Exercise Price	Number of Stock Options	Weighted - Average Exercise Price
Stock options outstanding at beginning of period	458,827	$1.50	425,000	$1.52
Granted	93,206	1.80	67,500	1.30
Exercised	(9,364)	1.52	-	-
Expired	(10,135)	1.76	(6,701)	1.44
Canceled or forfeited	(566)	1.26	(26,972)	1.28
Stock options outstanding at end of period	531,968	1.56	458,827	$1.50
Stock options exercised at end of period	-	$-	-	$-

The fair value of stock options granted to employees and directors in 2018 was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

Expected volatility	56.7%
Discount rate	2.71%
Expected life (years)	3
Dividend yield	N/A

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

NOTE 11. SUBSEQUENT EVENTS

In February 2019, the Company entered into a $4.3 million financing agreement comprised of a $0.8 million term loan and a $3.5 million asset-based revolving credit facility. The interest rate for the term loan and the revolver is prime plus 2%. The obligations of the borrowers, which includes the Company and its subsidiaries, under the agreement are secured by a security interest in substantially all of the tangible and intangible assets of the borrowers, other than any assets owned by the borrowers that constitute real property (and fixtures affixed to such real property), certain excluded equipment, intellectual property, or aircraft. The credit facility matures on February 20, 2023, subject to early termination pursuant to the terms of the agreement or extension as may be agreed by the parties.

Also in February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana Lafayette Division asserting Stabil Drill infringed on our patent that covers the Company’s well bore conditioning tool, the Drill-N-Ream. Stabil Drill has not yet responded to the lawsuit. As of the date of this annual report, the lawsuit is in initial stages. We cannot predict the outcome of this matter, but our legal costs could have a material effect on our financial position or results of operations in future periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Controls over Financial Reporting

There have been no changes over financial reporting that occurred during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning our directors, executive officers and significant employees as of December 31, 2018:

Name	Age	Position
G. Troy Meier	57	Board Chair, Class III Director and Chief Executive Officer
Annette Meier	56	Class II Director, President and Chief Operating Officer
James R.Lines	57	Class II Director
Robert Iversen	64	Class III Director
Michael V. Ronca	65	Class I Director
Christopher D. Cashion	63	Chief Financial Officer

G. Troy Meier. Mr. Meier has served as our Board Chair, one of our Class III Directors and Chief Executive Officer since 2014. Mr. Meier has over 38 years of experience in the oil and gas industry. Mr. Meier and co-founder Annette Meier founded our predecessor company in 1999. Since that time through the present, Mr. Meier has spearheaded the development of our new manufacturing business and our research and development activities. As our chief innovator, Mr. Meier has been responsible for not only inventing, but also designing, engineering and manufacturing industry specific machinery and processes and has several patent applications pending. Previously, in 1993, Mr. Meier started our predecessor company, Rocky Mountain Diamond, after thirteen years with Christensen Diamond and its successors. At Christensen Diamond, Mr. Meier established overseas factories in Ireland, Venezuela and China. In addition, Mr. Meier designed tools to improve efficiency both in the plants and in the field. Previously, Mr. Meier had been Christensen Diamond’s first drill bit fabricator specialist and by age 28, was made the Northern Region design engineer responsible for designing drill bits, core systems, centric bits, nozzle systems and related products. As the co-founder, Mr. Meier for the last seven years has focused 100% of his attention on our development and growth.

Mr. Meier was selected to serve on our Board of Directors and as the Board Chair because of his extensive industry experience, his role as our co-founder and chief innovator, and his and Ms. Meier’s majority shareholding. Mr. Meier is married to Annette Meier.

Annette Meier. Ms. Meier has served as our Class II Director, President and Chief Operating Officer since 2014. Ms. Meier has over 23 years of experience in the oil and gas industry. Since our inception in 1999 to the present, Ms. Meier has managed all of our day-to-day operations and business. In 2008, Ms. Meier envisioned and co-created “CHUCK,” our custom shop management and inventory program software. Ms. Meier was also instrumental to the development of the “nucleus grinding system” that is currently utilized in our new manufacturing processes. In 2005, Ms. Meier served as the creator and chief architect of the Ropers Business Park, the state-of-the-art campus that houses our remanufacturing and new manufacturing facilities in Vernal, Utah. Ms. Meier’s understanding of our business processes resulted in her designing and facilitating the SMART FACILITY layout, process and control systems within the manufacturing plant. Previously, in 1993, Ms. Meier co-founded and managed our predecessor company, Rocky Mountain Diamond. As the co-founder, Ms. Meier for the last seven years has focused 100% of her attention on our development and growth. In 2015, Ms. Meier was elected to serve on the Governors Office of Economic Development Board (GOED) for the state of Utah. Ms. Meier has been the recipient of numerous state, local and industry awards over the years that recognized her for innovation and leadership.

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

Mr. Lines was selected to serve on the Board of Directors due to his extensive experience in growing a midsize business, as well as his background in manufacturing and engineering in the energy industry.

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

Christopher D. Cashion. Mr. Cashion has over 38 years of experience in the fields of accounting, finance and private equity. Mr. Cashion joined us in March 2014 to serve as our Chief Financial Officer on a full-time basis. Previously, Mr. Cashion worked as an independent financial and business consultant since 1998. From January 2013 through February 2014, Mr. Cashion was the Chief Financial Officer for Surefire Industries USA LLC, a Houston-based hydraulic fracturing equipment manufacturing company. Previously, from January 2005 to August 2012, Mr. Cashion provided chief financial officer services to five start-up portfolio companies owned by the Shell Technology Venture Fund, a private equity fund. Prior to his tenure with the start-up portfolio companies, Mr. Cashion worked for the First Reserve Corporation, a private equity firm, from 1991 to 1993. Mr. Cashion worked with Baker Hughes, Inc. from 1981 to 1991 and with Ernst & Young from 1977 to 1981. Mr. Cashion holds a B.S. in Accounting from the University of Tennessee and an M.B.A. in Finance and International Business from the University of Houston. Mr. Cashion has been a Certified Public Accountant since 1979.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.

Material Changes in Director Nominations Process

There have not been any material changes to the procedures by which shareholders may recommend nominees to our Board.

Audit Committee

Our Audit Committee is comprised solely of “independent” directors, as defined under and required by Rule 10A-3 of the Exchange Act and the NYSE MKT rules. Our Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm. The oversight of our independent public accounting firm includes reviewing the plans and results of the audit engagement with the firm, approving any additional professional services provided by the firm and reviewing the independence of the firm. Commencing with our first report on internal controls over financial reporting, the Committee will be responsible for discussing the effectiveness of the internal controls over financial reporting with our independent registered public accounting firm and relevant financial management. The members of this Committee are Messrs. Iversen, Ronca, and Lines with Mr. Lines serving as committee chair. Our Board of Directors has determined that Mr. Lines qualifies as an “audit committee financial expert,” as defined by the rules under the Exchange Act. The Audit Committee held five meetings in 2018.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides information concerning compensation paid or accrued during the fiscal years ended December 31, 2018 and 2017, to our principal executive officer, our chief operating officer and our principal financial officer, to whom we sometimes refer together as our “named executive officers.”

Name and Principal Position	Year	Salary		Bonus		Stock Awards (7)		Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
G. Troy Meier	2018	$475,000		$393,614	(2)	$105,106	(8)	$—	$—	$11,773	(11)	$985,493
Chief Executive Officer	2017	$332,500	(1)	$701,219	(3)	$—		$—	$—	$12,271	(11)	$1,045,990
Annette Meier	2018	$425,000		$323,142	(4)	$80,608	(8)	$—	$—	$6,306	(12)	$835,056
President and Chief Operating Officer	2017	$297,500	(1)	$584,906	(5)	$—		$—	$—	$7,934	(12)	$890,340
Christopher Cashion	2018	$300,000		$—		$122,301	(9)	$—	$—	$12,756	(13)	$435,057
Chief Financial Officer	2017	$210,000	(1)	$97,031	(6)	$120,000	(10)	$—	$—	$12,003	(13)	$439,034

(1)	For 2017, Mr. Meier, Ms. Meier, and Mr. Cashion’s annual base salaries were $475,000, $425,000 and $300,000, respectively, and were reduced for the entire year by 30% due to the downturn in the Oil and Gas Industry.

(2)	Relates to $227,394 bonus made in 2018 in lieu of granting annual incentive compensation awards. Also relates to $166,250 bonus made in 2018. $207,450 was applied to the annual interest on the related party note receivable. See Note 8 - Related Party Transactions to our consolidated financial statements included herein.

(3)	Relates to $368,719 bonus earned in 2014 and paid in 2017. Also relates to $332,500 bonus made in 2017 in lieu of granting annual incentive compensation awards. Both bonuses were used to pay down interest and principal on related party note receivable. See Note 8 - Related Party Transactions to our consolidated financial statements included herein.

(4)	Relates to $174,392 bonus made in 2018 in lieu of granting annual incentive compensation awards. Also relates to $148,750 bonus made in 2018. $170,296 was applied to the annual interest on the related party note receivable. See Note 8 - Related Party Transactions to our consolidated financial statements included herein.

(5)	Relates to $329,906 bonus earned in 2014 and paid in 2017. Also relates to $255,000 bonus made in 2017 in lieu of granting annual incentive compensation awards. Both bonuses were used to pay down interest and principal on related party note receivable. See Note 8 - Related Party Transactions to our consolidated financial statements included herein.

(6)	Relates to bonus earned in 2014 and paid in 2017.

(7)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 10 Share-Based Compensation to our consolidated financial statements included herein.

(8)	The grant date fair value for restricted stock awards in 2018 was based on the average price of our common stock on the grant date (December 18, 2018), which was $1.26 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock will vest on December 18, 2019, 33 1/3% of the shares of restricted common stock will vest on December 18, 2020 and 33 1/3% of the shares of restricted common stock will vest on December 18, 2021.

(9)	The grant date fair value for restricted stock awards in 2018 was based on the average price of our common stock on the grant date (August 3, 2018), which was $1.86 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock will vest on August 3, 2019, 33 1/3% of the shares of restricted common stock will vest on August 3, 2020 and 33 1/3% of the shares of restricted common stock will vest on August 3, 2021.

(10)	The grant date fair value for restricted stock awards in 2017 was based on the closing price of our common stock on the grant date (December 4, 2017), which was $1.29 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on December 4, 2018, 33 1/3% of the shares of restricted common stock will vest on December 4, 2019 and 33 1/3% of the shares of restricted common stock will vest on December 4, 2020.

(11)	Represents certain company paid health care costs for G. Troy and Annette Meier, life insurance costs, and personal use of a company vehicle.

(12)	Represents life insurance costs and personal use of a company vehicle.

(13)	Represents certain company paid health care costs and life insurance costs.

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

Outstanding Equity Awards for Year Ended December 31, 2018

The following table shows the number of shares covered by exercisable and unexercisable options awards and stock awards held by our named executive officers on December 31, 2018 that were made under the 2015 Long Term Incentive Plan

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h) (1)		(i)	(j)

G. Troy Meier (6)	22,033	—	—	1.90	03/04/2021
	22,844	—	—	1.84	03/18/2021
	27,867	—	—	1.51	03/31/2021
						69,020	$66,949	(2)	—	—
						83,417	$105,105	(3)	—	—

Annette Meier (6)	19,517	—	—	1.90	03/04/2021
	20,236	—	—	1.84	03/18/2021
	24,685	—	—	1.51	03/31/2021
						51,463	$49,919	(2)	—	—
						63,974	$80,607	(3)	—	—

Christopher Cashion (7)	11,995	—	—	1.73	03/04/2026
	12,416	—	—	1.67	03/18/2026
	15,057	—	—	1.37	03/31/2026
						25,429	$24,666	(2)	—	—
						62,046	$80,039	(4)	—	—
						65,753	$122,301	(5)

(1)	See Note 10 – Share-Based Compensation in the consolidated financial statements included herein.

(2)	The grant date fair value for restricted stock awards is based on the closing price of our common stock on the grant date (November 10, 2016), which was $0.97 per share. The restricted stock awards have the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on November 10, 2017, 33 1/3% of the shares of restricted common stock vested on November 10, 2018 and 33 1/3% of the shares of restricted common stock will vest on November 10, 2019.

(3)	The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (December 18, 2018), which was $1.26 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on December 18, 2019, 33 1/3% of the shares of restricted common stock will vest on December 18, 2020 and 33 1/3% of the shares of restricted common stock will vest on December 18, 2021.

(4)

The grant date fair value for restricted stock awards is based on the closing price of our common stock on the grant date (December 4, 2017), which was $1.29 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on December 4, 2018, 33 1/3% of the shares of restricted common stock will vest on December 4, 2019 and 33 1/3% of the shares of restricted common stock will vest on December 4, 2020.

(5)

The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (August 3, 2018), which was $1.86 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock will vest on August 3, 2019, 33 1/3% of the shares of restricted common stock will vest on August 3, 2020 and 33 1/3% of the shares of restricted common stock will vest on August 3, 2021.

(6)

During March 2016, each of the named executive officers agreed to receive awards of stock options in lieu of base salary. The grant date fair value for the stock option awards was based on the closing price of our common stock on the grant date of a) March 4, 2016, which was $1.90 per share; b) March 18, 2016, which was $1.84 per share; and c) March 31, 2016, which was $1.51 per share. All options vested 100% on the grant date and have a ten year term expiring on March 4, 2021, March 18, 2021 and March 31, 2021, respectively. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

(7)	During March 2016, the named executive officer agreed to receive awards of stock options in lieu of base salary. The grant date fair value for the stock option awards was based on the closing price of our common stock on the grant date of a) March 4, 2016, which was $1.73 per share; b) March 18, 2016, which was $1.67 per share; and c) March 31, 2016, which was $1.37 per share. All options vested 100% on the grant date and have a ten year term expiring on March 4, 2026, March 18, 2026 and March 31, 2026, respectively. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

Director Compensation

Our employee directors are not separately compensated for their service as a director. In 2018, each of our non-employee directors received 41,095 shares of restricted common stock for his service as a director. In addition to receiving shares of stock, our non-employee directors received the following cash fees: Mr. Iversen, $118,000; Mr. Ronca, $75,000; and Mr. Lines $82,500. The members of our Board of Directors are entitled to reimbursement of their expenses incurred in connection with the attendance at Board and committee meetings in accordance with Company policy.

The following table summarizes the annual compensation for our non-employee directors during 2018.

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards (c) (1)	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
James R.Lines	$82,500	$76,437	—	—	—	—	$158,937
Robert Iversen	$118,000	$76,437	—	—	—	—	$194,437
Michael V. Ronca	$75,000	$76,437	—	—	—	—	$151,437

(1)

Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of awards granted by the Board of Directors. See Note 10 Share-Based Compensation in the consolidated financial statements included herein. The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (August 3, 2018), which was $1.86 per share, respectively. As of December 31, 2018, Mr. Iversen and Mr. Ronca each have an aggregate of 98,036 outstanding shares of unvested restricted stock and Mr. Lines has an aggregate of 79,874 outstanding shares of unvested restricted stock. Mr. Iversen’s and Mr. Ronca’s restricted stock awards have the following vesting schedule: a) for the shares granted on November 10, 2016: 33 1/3% of the shares of restricted common stock vested on the first anniversary of the date of grant, 33 1/3% of the shares of restricted common stock vested on the second anniversary of the date of grant and 33 1/3% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date, b) for the shares granted on December 4, 2017: 33 1/3% of the shares of restricted common stock vested on the first anniversary of the date of grant, 33 1/3% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 33 1/3% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date, and c) for the shares granted on August 3, 2018: 33 1/3% of the shares of restricted common stock vested on the first anniversary of the date of grant, 33 1/3% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 33 1/3% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date. Mr. Lines restricted stock awards will vest in accordance with the following vesting schedule: for the shares granted on a) December 4, 2017: 33 1/3% of the shares of restricted common stock vested on the first anniversary of the date of grant, 33 1/3% of the shares of restricted common stock vested on the second anniversary of the date of grant and 33 1/3% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date, and b) for the shares granted on August 3, 2018: 33 1/3% of the shares of restricted common stock vested on the first anniversary of the date of grant, 33 1/3% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 33 1/3% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 22, 2019, by:

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

Name and Address of Beneficial Owner	Numbers of Shares of Common Stock Beneficially Owned	% of Common Stock Outstanding (1)
FMR LLC (2)
245 Summer Street Boston, Massachusetts 02210	2,409,569	9.6%

G. Troy Meier (3)	10,366,264	41.1%
Annette Meier (4)	10,265,948	40.9%
Christopher D. Cashion (5), (11)	373,538	1.5%
James R.Lines (7), (8)	112,235	*
Robert Iversen (6), (9)	267,620	1.1%
Michael V. Ronca (5), (10)	208,147	*
Executive Officers and Directors as a group (6 persons)	11,685,295	45.4%

*	Less than 1%

(1)	Based on 25,018,098 shares outstanding as of February 22, 2019. Unless otherwise noted, the address for the holder is 1583 South 1700 East, Vernal, Utah 84078.

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

(3)

Includes (i) 5,641,510 shares of common stock indirectly owned through his ownership in Meier Family Holding Company, LLC, and (ii) 3,173,350 shares of common stock indirectly owned through his ownership in Meier Management Company, LLC. Also includes 232,626 shares of vested restricted common stock, 152,437 shares of unvested restricted common stock, and 72,744 shares issuable pursuant to vested stock options. 69,020 shares of the unvested restricted stock will vest on November 10, 2019. The remainder of the unvested restricted stock will vest equally on December 18, 2019, December 18, 2020, and December 18, 2021.

(4)

Includes (i) 5,641,510 shares of common stock indirectly owned through her ownership in Meier Family Holding Company, LLC, and (ii) 3,173,350 shares of common stock indirectly owned through her ownership in Meier Management Company, LLC. Also includes 177,616 shares of vested restricted common stock, 115,437 shares of unvested restricted common stock, and 64,438 shares issuable pursuant to vested stock options. 51,463 shares of the unvested restricted stock will vest on November 10, 2019. The remainder of the unvested restricted stock will vest equally on December 18, 2019, December 18, 2020, and December 18, 2021.

62

(5)

Includes (a)76,135 of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on November 10, 2017, 33 1/3% of the shares of restricted common stock vested on November 10, 2018, and 33 1/3% of the shares of restricted common stock will vest on November 10, 2019, (b) 93,023 of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on December 4, 2018, 33 1/3% of the shares of restricted common stock will vest on December 4, 2019, and 33 1/3% of the shares of restricted common stock will vest on December 4, 2020, and (c) 65,753 of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock will vest on August 3, 2019, 33 1/3% of the shares of restricted common stock will vest on August 3, 2020, and 33 1/3% of the shares of restricted common stock will vest on August 3, 2021.

(6)

Includes (a) (54,380 of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on November 10, 2017, 33 1/3% of the shares of restricted common stock vested on November 10, 2018, and 33 1/3% of the shares of restricted common stock will vest on November 10, 2019, (b) 58,140 of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on December 4, 2018, 33 1/3% of the shares of restricted common stock will vest on December 4, 2019, and 33 1/3% of the shares of restricted common stock will vest on December 4, 2020. Also includes 41,095 of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock will vest on August 3, 2019, 33 1/3% of the shares of restricted common stock will vest on August 3, 2020, and 33 1/3% of the shares of restricted common stock will vest on August 3, 2021.

(7)

Includes 58,140 of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on December 4, 2018, 33 1/3% of the shares of restricted common stock will vest on December 4, 2019, and 33 1/3% of the shares of restricted common stock will vest on December 4, 2020. Also includes 41,095 of restricted common stock that vests in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock will vest on August 3, 2019, 33 1/3% of the shares of restricted common stock will vest on August 3, 2020, and 33 1/3% of the shares of restricted common stock will vest on August 3, 2021.

(8)	The address of Mr. Lines is 1110 Ransom Road, Lancaster, New York 14086.

(9)	The address of Mr. Iversen is 4928 FM 1374 Road, Huntsville, Texas 77340.

(10)	The address of Mr. Ronca is 17318 Chagall Lane, Spring, Texas 77379.

(11)	The address of Mr. Cashion is 20615 Sundance Springs Lane, Spring, Texas 77379

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Notes Payable

In 2014, the Company issued notes payable to related parties in the amount of $2 million. The notes bear interest at 7.5% and were scheduled to mature on January 2, 2017. The Company did not pay these notes upon maturity as the Company and the related parties informally agreed to offset these notes payable with the related-party note receivable. During the year ended December 31, 2017, the Company made principal payments and interest payments of $80,000 related to the notes payable. Additionally, the Company applied $207,942 in principal and interest due to the Company on the related party note receivable (see Note 8 – Related Party Transactions) during the year ended December 31, 2017 and reduced the balance to $0 as of December 31, 2017.

Related Party Note Receivable

The Company holds 8,267,860 shares as collateral for the Tronco Note (see Note 8 – Related Party Transactions).

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

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accountant Fees

The following table sets forth the fees incurred by us in fiscal years 2018 and 2017 for services performed by Moss Adams LLP and Hein & Associates, LLP:

	December 31, 2018 (2)	December 31, 2017 (1)
Audit Fees	$210,353	$210,439
Audit-Related Fees		—
Tax Fees		—
All Other Fees	6,782	—
Total	$217,135	$210,439

(1)	Hein & Associates, LLP incurred $24,465 in audit fees and Moss Adams LLP incurred $104,163 in audit fees for the year ended December 31, 2017.

(2)	All fees were incurred by Moss Adams.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accountants

The charter of the Audit Committee and its pre-approval policy require that the Audit Committee review and pre-approve the Company’s independent registered public accounting firm’s fees for audit, audit-related, tax and other services. The Chairman of the Audit Committee has the authority to grant pre-approvals, provided such approvals are within the pre-approval policy and are presented to the Audit Committee at a subsequent meeting. For the year ended December 31, 2018, the Audit Committee approved 100% of the services described above under the captions “Audit Fees.”

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

10.45	Exclusive Manufacturing, Marketing, Sales and Consulting Agreement among Hard Rock Solutions, LLC, Extreme Technologies, LLC, Tenax Energy Solutions, LLC and Kevin Jones dated January 9, 2015 (incorporated by reference to Exhibit 10.45 to the Company’s annual report on form 10-K for the year ended December 31, 2014 filed on March 31, 2015.

10.46	Business Loan Agreement between Meier Properties, Series LLC and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.47	Commercial Guaranty between Superior Drilling Products, Inc. and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.48	Commercial Guaranty between G. Troy Meier and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.49	Commercial Guaranty between Annette Meier and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.50	Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated April 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.51	Form of Nonstatutory Stock Option Agreement (3 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.52	Form of Nonstatutory Stock Option Agreement (2 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.53	Form of Award of Restricted Stock (3 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.54	Form of Award of Restricted Stock (2 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.55	2015 Long Term Incentive Plan effective June 15, 2015 (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2015).

10.56	Second Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated September 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2015).

10.57++	Business Agreement between Hard Rock Solutions, LLC and Baker Hughes Oilfield Operations, Inc. dated January 25, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 29, 2016).

10.58	Loan and Security Agreement among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock, LLC and Extreme Technologies, LLC as co-Borrowers and Federal National Commercial Credit as Lender date March 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

10.59	Promissory Note dated March 8, 2016 issued in favor of Federal National Commercial Credit as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

10.60	Term Promissory Note dated March 8, 2016 issued in favor of Federal National Commercial Credit as Lender (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

10.61	Subordination Agreement among Superior Drilling Products, Inc., Meier Management Company, LLC and Federal National Commercial Credit dated March 8, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

10.62	Form of Fully Vested Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

10.63	Amended Loan and Security Agreement among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock, LLC and Extreme Technologies, LLC as co-Borrowers and Federal National Commercial Credit as Lender dated March 28, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2016).

10.64	Distribution Agreement between Hard Rock Solutions, LLC and Drilling Tools International, Inc. dated May 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2016).

10.65	Second Amendment to Loan and Security Agreement among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock, LLC and Extreme Technologies, LLC as co-Borrowers and Federal National Commercial Credit as Lender dated May 12, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 16, 2016).

10.66	Promissory Note from Superior Drilling Products Inc. in favor of the Donald A. Foss Revocable Living Trust dated August 5, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2016).

10.67	Warrant issued by Superior Drilling Products, Inc. in favor of the Donald A. Foss Revocable Living Trust dated August 5, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 11, 2016).

10.68	Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated August 10, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 11, 2016).

10.69	Modification and Forbearance Agreement dated August 16, 2016 by and among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock Solutions, LLC, Extreme Technologies, LLC and Federal National Payables, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2016).

10.70	Guaranty dated August 16, 2016 among G. Troy Meier, Annette Meier, and Federal National Payables, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2016).

10.71	Amended and Restated Distribution Agreement between Hard Rock Solutions, LLC and Drilling Tools International, Inc. dated August 30, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2016).

10.72	Special Warranty Deed between MPS and SABP dated February 9, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2017).

10.73

Termination of Real Property Lease between MPS and SABP dated February 9, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2017).

10.74	Second Amended and Restated Loan Agreement between the Company and Tronco Energy Corporation dated August 8, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2017).

10.75	Second Amended and Restated Promissory Note between the Company and Tronco Energy Corporation dated August 8, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2017).

10.76	Letter Agreement between Superior Drilling Solutions, LLC and Baker Hughes Oilfield Operations LLC dated October 27, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2017).

10.77	Commercial Lease between Alan Pitts & Mikaela Allmand and Hard Rock Solutions, LLC dated August 27,2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on August 30, 2018).

10.78++	Vendor Agreement dated effective April 1, 2018 between Superior Drilling Solutions, LLC and Baker Hughes Oilfield Operations LLC.

10.79	Form of Stock Option Agreement under 2015 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018).

10.80	Form of Restricted Stock Unit Agreement under 2015 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018).

10.81	Fourth Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated November 21, 2018.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Moss Adams LLP

23.2*	Consent of Moss Adams LLP

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier and Christopher D. Cashion.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

*	Filed herewith.
**	Furnished herewith.

†	Indicates a management contract or compensatory plan, contract or arrangement.
++	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR DRILLING PRODUCTS, INC.

March 13, 2019	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer (Principal Executive Officer)

March 13, 2019	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer (Principal Financial Officer and PrincipalAccounting Officer)

March 13, 2019	By:	/s/ ANNETTE MEIER
Annette Meier, President, Chief Operating Officer and Director

March 13, 2019	By:	/s/ JAMES LINES
James Lines, Director

March 13, 2019	By:	/s/ ROBERT IVERSEN
Robert Iversen, Director

March 13, 2019	By:	/s/ MICHAEL RONCA
Michael Ronca, Director

