Form 10-Q
period 2019-03-31
Superior Drilling Products, Inc.
filed 2019-05-09
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes [  ] No [X]

There were 25,034,763 shares of common stock, $0.001 par value, issued and outstanding as of May 8, 2019.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION.

Item 1. Financial Statements

Superior Drilling Products, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$4,346,466	$4,264,767
Accounts receivable, net	2,778,901	2,273,189
Prepaid expenses	110,869	133,607
Interest Receivable	104,453	-
Inventories	1,231,753	1,003,623
Other current assets	158,131	-
Total current assets	8,730,573	7,675,186
Property, plant and equipment, net	8,165,336	8,226,009
Intangible assets, net	3,074,444	3,686,111
Related party note receivable	7,367,212	7,367,212
Other noncurrent assets	51,887	51,887
Total assets	$27,389,452	$27,006,405
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,345,440	$721,361
Accrued expenses	904,687	631,860
Current portion of long-term debt, net of discounts	4,357,957	4,578,759
Total current liabilities	6,608,084	5,931,980
Long-term debt, less current portion, net of discounts	5,963,508	6,296,994
Total liabilities	12,571,592	12,228,974
Commitments and contingencies (Note 9)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 25,018,098 shares issued and outstanding	25,018	25,018
Additional paid-in-capital	39,622,463	39,440,611
Accumulated deficit	(24,829,621)	(24,688,198)
Total shareholders’ equity	14,817,860	14,777,431
Total liabilities and shareholders’ equity	$27,389,452	$27,006,405

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018

Revenue
Tool revenue	$3,443,909	$3,524,860
Contract services	1,592,437	1,075,433

Total Revenue	5,036,346	4,600,293

Operating costs and expenses
Cost of revenue	2,043,028	1,798,944
Selling, general and administrative expenses	2,069,040	1,697,663
Depreciation and amortization expense	1,011,105	936,027

Total operating costs and expenses	5,123,173	4,432,634

Operating income (loss)	(86,827)	167,659

Other income (expense)
Interest income	123,386	92,428
Interest expense	(177,982)	(191,553)
Total other expense	(54,596)	(99,125)

Net income (loss)	$(141,423)	$68,534

Basic income (loss) earnings per common share	$(0.01)	$0.00
Basic weighted average common shares outstanding	25,018,098	24,535,155
Diluted income (loss) per common share	$(0.01)	$0.00
Diluted weighted average common shares outstanding	25,018,098	25,140,646

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$(141,423)	$68,534
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,011,105	936,027
Amortization of debt discount	-	17,061
Share based compensation expense	181,852	137,017
Impairment of inventories		41,396
Amortization of deferred loan costs	1,603	-
Changes in operating assets and liabilities:
Accounts receivable	(505,712)	(556,004)
Interest receivable	(104,453)	-
Inventories	(228,130)	(6,079)
Prepaid expenses and other noncurrent assets	(135,393)	(54,991)
Accounts payable and accrued expenses	896,906	(62,113)
Net Cash From Operating Activities	976,355	520,848
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(338,765)	(94,780)
Net Cash From Investing Activities	(338,765)	(94,780)
Cash Flows From Financing Activities
Principal payments on debt	(1,993,172)	(625,905)
Proceeds received from debt borrowings	800,000	-
Payments on revolving loan	(301,969)	-
Proceeds received on revolving loan	1,000,000	-
Debt issuance costs	(60,750)	-
Net Cash From Financing Activities	(555,891)	(625,905)
Net increase (decrease) in Cash	81,699	(199,837)
Cash at Beginning of Period	4,264,767	2,375,179
Cash at End of Period	$4,346,466	$2,175,342
Supplemental information:
Cash paid for Interest	$247,865	$210,065

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2019

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

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 and implementing any requirement that may be adopted regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30, (ii) the end of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1.0 billion in non-convertible debt in a three-year period or (iv) January 1, 2020.

Unaudited Interim Financial Presentation

These interim consolidated condensed financial statements for the three months ended March 31, 2019 and 2018, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations expected for the year ended December 31, 2019. These interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2018 and 2017 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”).

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

Significant Customers

For the three months ended March 31, 2019, two customers represented 93% of our total revenue during the period. For the three months ended March 31, 2018, two customers represented 97% of our total revenue during the period.

Significant Vendors

The Company had one vendor that represented 10% of our purchases for the three months ended March 31, 2019 This vendor had approximately $248,000 in accounts payable at March 31, 2019 and purchases in the first quarter of 2019 from this vendor totaled approximately $248,000. There were no vendors that represented more than 10% of our purchases for the first three months of March 31,2018.

Recently Issued Accounting Standards

Standards Adopted

Effective January 1, 2019, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This standard supersedes most of the existing revenue recognition requirements in U.S. GAAP under Accounting Standards Codification (“ASC”) 605 and establishes a new revenue standard, ASC 606. This new standard requires entities to recognize revenue at an amount that reflects the consideration to which such entities expect to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASC 606 using the full retrospective method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. See Note 2 – Revenue.

Standards Not Yet Adopted

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

NOTE 2. REVENUE

Accounting Policy

We account for revenue in accordance with Topic 606, which we adopted on January 1, 2019, using the full retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date for the three months ended March 31, 2019. The Company did not record any adjustments to opening retained earnings as of December 31, 2017 or for any periods previously presented. Furthermore, the impact of the adoption of the new standard is immaterial to our revenue and gross profit on an ongoing basis.

Revenue Recognition

Our revenue is derived from short term contracts. Revenue is recognized when we satisfy a performance obligation by transferring control of the promised goods or services to our customers at a point in time, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. We also assess our customer’s ability and intention to pay, which is based on a variety of factors including our customer’s historical payment experience and financial condition. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 days.

Revenue generally does not include right of return or other significant post-delivery obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We elected to treat shipping and handling costs as a fulfillment cost instead of as a separate performance obligation. We recognize the cost for shipping and handling when incurred as an expense in cost of sales.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer under Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts with customers contain a single performance obligation to provide agreed-upon products or services. For contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. In accordance with Topic 606, we do not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

All of our contracts are less than one year in duration. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Disaggregation of Revenue

Approximately 96% of our revenue is from the United States and approximately 4% is from the Middle East for the three months ended March 31, 2019. For the three months ended March 31, 2018, 100% of our revenue was from the United States.

Tool Revenue

Tool and Product Sales: Revenue for tool and product sales is recognized upon shipment of tools or products to the customer. Shipping and handling costs related to tool and product sales are recorded gross as a component of both the sales price and cost of the product sold.

Tool Rental: Tool rental revenue is recognized upon completion of the customer’s job for which the tool was rented. While the duration of the rents vary by job and number of runs, these rents are generally less than one month. The rental agreements are typically based on the price per run or footage drilled and do not have any minimum rental payments or term.

Other Related Revenue: We receive revenue from the repair of tools upon delivery of the repaired tool to the customer. We earn royalty commission revenue when our customer invoices their customer for the use of our tools.

Contract Services

Drill Bit Manufacturing and Refurbishment: We recognize revenue for our PDC drill bit services upon transfer of control which we determined to be shipping point. Shipping and handling costs related to refurbishing services are paid directly by the customer at the time of shipment. By contract, we can only refurbish and manufacture oil or gas drill bits for Baker Hughes, but we are not contractually prohibited from manufacturing drill bits for the mining industry.

Revenue disaggregated by revenue source are as follows:

	Three months ended March 31,
	2019	2018

Tool Revenue:
Tool and product sales	$1,507,160	$1,892,000
Tool rental	245,602	99,818
Other related revenue	1,691,147	1,533,042
Total Tool Revenue	3,443,909	3,524,860

Contract Services	1,592,437	1,075,433

Total Revenue	$5,036,346	$4,600,293

Contract Costs

We do not incur any material costs of obtaining contracts.

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606.

NOTE 3. INVENTORIES

Inventories are comprised of the following:

	March 31, 2019	December 31, 2018
Raw material	$1,038,210	$738,330
Work in progress	145,408	217,158
Finished goods	48,135	48,135
	$1,231,753	$1,003,623

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	March 31, 2019	December 31, 2018
Land	$880,416	$880,416
Buildings	4,847,778	4,847,778
Building improvements	755,039	755,039
Machinery and equipment	9,137,705	8,816,880
Office equipment, fixtures and software	518,806	518,806
Transportation assets	811,378	811,378
	16,951,122	16,630,297
Accumulated depreciation	(8,785,786)	(8,404,288)
	$8,165,336	$8,226,009

Depreciation expense related to property, plant and equipment for the three months ended March 31, 2019 and 2018 was $399,438 and $324,360, respectively. The increase in machinery and equipment was mostly the result of building a tool inventory for the Middle East operations.

NOTE 5. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	March 31, 2019	December 31, 2018
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(11,825,556)	(11,213,889)
	$3,074,444	$3,686,111

Amortization expense related to intangible assets was $611,667 for the three months ended March 31, 2019 and 2018.

Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of March 31, 2019, the Company reviewed the net balance of the intangible assets and determined no impairment was needed.

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

The interest rate on the note is 5.75%. We earned interest of $104,453 and $86,287 in the three months ending March 31, 2019 and 2018, respectively.

On August 8, 2017, the Board of Directors agreed to extend the terms of the Tronco loan to interest only payments due December 31, 2017, 2018, 2019, 2020, and 2021, with a balloon payment of all unpaid interest and principal due upon full maturity on December 31, 2022.

We have the direct legal right to enforce the collateral and guaranty agreements entered into in connection with the Tronco loan and to collect Tronco’s collateral sales proceeds, in order to recover the loan purchase amount. The Tronco loan continues to be secured by the guarantees of Troy and Annette Meier (the “Meier Guaranties”), which are directly payable to and legally enforceable by us. In addition, the Meiers have provided us with stock pledges in which they pledge a portion of their shares of our common stock held by their family entities (the “Meier Stock Pledge”), as collateral for the Meiers guaranties until full repayment of Tronco loan. The pledged shares, which are subject to insider timing requirements and volume limitations under Rule 144 of the Securities Act and required periodic black-out periods, are being held in third-party escrow by the Company’s attorneys until full repayment of the Tronco loan, the balance of which is $7,367,212. The Company holds 8,267,860 shares as collateral for the Tronco note as of March 31, 2019. The Company believes the market value of the 8,267,860 shares is sufficient collateral for the note.

NOTE 7. LONG-TERM DEBT

Long-term debt is comprised of the following:

	March 31, 2019	December 31, 2018
Real estate loans	$3,169,227	$4,255,152
Hard Rock Note	5,250,000	6,000,000
Credit Agreement	1,438,884	-
Machinery loans	187,840	327,879
Transportation loans	275,514	292,722
Less:
Current portion	(4,357,957)	(4,578,759)
Long-term debt, net	$5,963,508	$6,296,994

Real Estate Loans

On February 1, 2019, we signed a loan agreement for $3,129,861 refinancing our commercial bank loan which is secured by our Vernal, Utah Campus. We paid $1,000,000 towards the previous loan that was scheduled to mature on February 15, 2019, upon refinancing. The loan requires monthly payments of approximately $43,000, including principal and interest at 7.25%, and is secured by the land and buildings at our Vernal, Utah Campus. A balloon payment of approximately $2,500,000 is due upon maturity on February 15, 2021.

Hard Rock Note

In 2014, the Company purchased all of the interests of Hard Rock Solutions, LLC (“Hard Rock”). Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”). The Hard Rock Note and subsequent amendments are secured by all of the patents, patents pending, other patent rights, and trademarks transferred to Hard Rock.

Under the current terms of Hard Rock Note, we are required to pay principal payments of $750,000 (plus accrued interest) on each January 5, April 5, July 5 and October 5 in 2019 and 2020. In January 2019, the Company made a principal payment of $750,000 and an interest payment of $183,411. In April 2019, the Company made a principal payment of $750,000 and an interest payment of $88,639. The remaining principal due is $4,500,000.

Credit Agreement

In February 2019, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Austin Financial Services, Inc. (“AFS”). The Credit Agreement provides a $4.3 million credit facility, which includes a $0.8 million term loan (the “Term Loan”) and a $3.5 million revolver (the “Revolving Loan”). As of March 31, 2019, $698,031 was outstanding on the Revolving Loan. Amounts outstanding under the revolver at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect; less a dilution reserve as determined by AFS in its sole good faith discretion, plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. Amounts outstanding on the Revolving Loan as of March 31, 2019, may not exceed $2,712,645, which is based on a calculation applying 85% of accounts receivable and 50% of inventory. A collateral management fee is payable monthly on the used portion of the Revolving Loan and Term Loan. If our borrowings are less than $1,000,000 then we pay interest as if we had borrowed $1,000,000. At March 31, 2019, we had approximately $18,000 of accrued interest.

The Credit Agreement contains various restrictive covenants that, among other things, limit or restrict the ability of the borrowers to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; make investments; engage in mergers, acquisitions and dispositions; make optional prepayments of other indebtedness; engage in transactions with affiliates; and enter into restrictive agreements. The Credit Agreement does not include any financial covenants. If an event of default occurs, the lenders are entitled to accelerate the advances made thereunder and exercise rights against the collateral. Borrowing under the Revolving Loan is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause. At March 31, 2019, approximately $698,000 of the Revolving Loan was outstanding. Also at March 31, 2019, we were in compliance with the covenants in the Credit Agreement.

The interest rate for the Term Loan and the Revolving Loan is prime plus 2%. At March 31, 2019, the interest rate was 7.5%. The obligations of the borrowers under the agreement are secured by a security interest in substantially all of the tangible and intangible assets of the borrowers, other than any assets owned by the borrowers that constitute real property (and fixtures affixed to such real property), certain excluded equipment, intellectual property, or aircraft. The Credit Agreement matures on February 20, 2023, subject to early termination pursuant to the terms of the agreement or extension as may be agreed by the parties.

NOTE 8. TOTAL EQUITY

A summary of changes in total equity for the three months ended March 31, 2019 and 2018 is presented below:

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2018	25,018,098	$25,018	$39,440,611	$(24,688,198)	$14,777,431
Stock-based compensation expense	-	-	181,852	-	181,852
Net loss	-	-	-	(141,423)	(141,423)
Balance - March 31, 2019	25,018,098	$25,018	$39,622,463	$(24,829,621)	$14,817,860

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2017	24,535,155	$24,535	$38,907,864	$(24,629,823)	$14,302,576
Stock-based compensation expense	-	-	137,017	-	137,017
Net income	-	-	-	68,534	68,534
Balance - March 31, 2018	24,535,155	$24,535	$39,044,881	$(24,561,289)	$14,508,127

NOTE 9. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana Lafayette Division asserting Stabil Drill Specialties, LLC (“Stabil Drill”) infringed on our patent that covers the Company’s well bore conditioning tool, the Drill-N-Ream. Stabil Drill has not yet responded to the lawsuit. As of the date of this quarterly report, the lawsuit is in initial stages. We cannot predict the outcome of this matter, but our legal costs could have a material effect on our financial position or results of operations in future periods. We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of March 31, 2019, and our results of operations for the three months ended March 31, 2019 and 2018. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the years ended December 31, 2018 and 2017, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (the “SEC”).

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

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 and implementing any requirement that may be adopted regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of June 30, (ii) the end of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1.0 billion in non-convertible debt in a three-year period or (iv) January 1, 2020.

Forward - Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of the Company. You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

●	future operations, financial results, business plans, cash flow and cash requirements;

●	scheduled, budgeted and other future capital expenditures;

●	working capital requirements;

●	the availability of expected sources of liquidity;

●	the introduction into the market of the Company’s future products;

●	the market for the Company’s existing and future products;

●	the Company’s ability to develop new applications for its technologies;

●	the exploration, development and production activities of the Company’s customers;

●	compliance with present and future environmental regulations and costs associated with

●	environmentally related penalties, capital expenditures, remedial actions and proceedings;

●	effects of potential legal proceedings;

●	changes in customers’ future product and service requirements that may not be cost effective or within the Company’s capabilities; and

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

While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the following:

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

Executive Summary

Superior Drilling Products, Inc. (the “Company”, “SDPI”, “we”, “our” or “us”) is an innovative drilling and completion tool technology company providing cost saving solutions that drive drilling efficiencies for the oil and natural gas drilling and completions industry. Our headquarters and manufacturing operations are located in Vernal, Utah. Our drilling solutions include the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool”) and the patented Strider™ Drill String Oscillation System technology (“Strider technology” or “Strider”). In addition, the Company is a manufacturer and refurbisher of PDC (polycrystalline diamond compact) drill bits for a leading oil field services company. We operate a state-of-the-art drill tool fabrication facility, where we manufacture our own solutions for the drilling industry, as well as customers’ custom products.

We innovate, design, engineer, manufacture, sell, and repair drilling and completion tools in the United States, Canada, and the Middle East.

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

For the past 24 years, we have manufactured and refurbished PDC drill bits exclusively for Baker Hughes’s oilfield operations in the Rocky Mountain, California and Alaska regions, as well as other areas as needed to support their internal operations. Effective April 1, 2018, we entered into a new Vendor Agreement (the “Agreement”) with Baker Hughes Oilfield Operations LLC (“Baker Hughes”), replacing our former Vendor Agreement, which expired on March 31, 2018. Under the agreement, we will now serve an expanded market throughout the U.S., receive a base minimum volume in drill bit refurbishment and continue to provide our drill bit refurbishment services exclusively for Baker Hughes. The agreement has a four-year term with minimum repair levels and allows for modifications in the event of market deterioration. Either party has the right to cancel the agreement with 6-months’ notice.

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

In May 2016, the Company entered into an agreement with Drilling Tools International (“DTI”), under which DTI had a requirement to purchase our Drill-N-Ream tool for their rental tool business and achieve market share requirements in order to maintain exclusive marketing rights for the Drill-N-Ream. This agreement began the shift of our business model from a rental tool company to a manufacturer that designs, builds and sells tools. DTI has exclusive rights to market the Drill-N-Ream in the U.S. and Canada, both onshore and offshore. It must achieve defined market share goals with our tool that started in June 2017 and increase through the end of 2020. We receive revenue from DTI for tool sales, tool repairs and a royalty fee based on the tools usage.

Also in 2016, the Company entered into a non-exclusive agreement with Baker Hughes to supply them with the Strider technology and related services. Tool shipments under the agreement are expected to begin in late 2019. The agreement has no set expiration date or minimum shipment requirement. It will remain in force until it is canceled by either us or Baker Hughes, as stipulated in the agreement.

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

In November 2018, we entered into a joint market development agreement with Odfjell Drilling. Similar to the Weatherford agreement, this program will further the introduction of our Drill-N-Ream tool to large Middle East operators in Kuwait. The program ended April 30, 2019 and the companies are currently discussing next steps.

Industry Trends and Market Factors

Our business is highly dependent upon the vibrancy of the oil and gas drilling operations primarily in the U.S. Oil and gas prices have historically been volatile. The total U.S. rig count as reported by Baker Hughes at the end of the first quarter of 2019 was 1,006 rigs, an increase of 13 from the first quarter of 2018 total of 993 rigs. Production of oil in the U.S. has increased to record levels of roughly 11.7 million barrels per day, which makes the U.S. the number one oil producing country in the world. Oil production in the U.S. has grown at a faster rate than the increased rig count because of better rig technology and higher rates of productivity per rig. With the increase in market activity, we have seen an increase in demand for our products and services. As we expand into international markets, we will become more subject to changes in the industry in the countries in which we operate, such as Saudi Arabia, Kuwait and Oman. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future.

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

How We Generate our Revenue

We are a drilling and completion tool technology company and we generate revenue from the refurbishment, manufacture, repair, rental and sale of drill string tools. Our manufactured products are produced in a standard manufacturing operation, even when produced to our customer’s specifications. We also earn royalty fees under certain arrangements for the tools we sell. In May 2016, the Company entered into an agreement with DTI to be our exclusive distributor of the Drill-N-Ream tool in the United States and Canada. This agreement began the change of direction of our business from renting tools to selling tools.

Tool Revenue

Tool and Product Sales: Revenue for tool and product sales is recognized upon shipment of tools or products to the customer. Shipping and handling costs related to tool and product sales are recorded gross as a component of both the sales price and cost of the product sold.

Tool Rental: Tool rental revenue is recognized upon completion of the customer’s job for which the tool was rented. While the duration of the rents vary by job and number of runs, these rents are generally less than one month. The rental agreements are typically based on the price per run or footage drilled and do not have any minimum rental payments or term.

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

Costs of Conducting Our Business

The principal elements of cost of revenue for manufacture, repair, rental and sale of tools (“product”) are the direct and indirect costs to manufacture, repair and supply the product, including labor, materials, utilities, equipment repair, lease expense related to our facilities, supplies and freight.

Selling, general and administrative expense is comprised of costs such as new business development, technical product support, research and development costs, compensation expense for general corporate operations including accounting, human resources, risk management, information technology expenses, safety and environmental expenses, legal and professional fees and other related administrative functions.

Other income (expense), net is comprised primarily of interest expense associated with outstanding borrowings net of interest income or gains (losses) of disposed assets.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

The following table represents summary consolidated operating results for the periods indicated:

	Three-Months Ended March 31,
(in thousands)	2019		2018
Tool revenue	3,444	68%	3,525	77%
Contract services	1,592	32%	1,075	23%
Revenue	$5,036	100%	$4,600	100%
Operating costs and expenses	5,123	102%	4,433	96%
Income (loss) from operations	(87)	(2)%	167	4%
Other expense	55	1%	99	2%
Net income (loss)	$(141)	(3)%	$68	2%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below. Comparisons are to the prior-year period unless stated otherwise.

Revenue. Our revenue increased approximately $436,000, or 9%, driven by higher contract services revenue which more than offset the slight decline of tool revenue.

Tool revenue was $3,444,000, down 2% or $81,000, from the prior-year period. The decline was mostly the result of tool rental and sales revenue declining $239,000, or 2%, to approximately $1,753,000 primarily due to lower tool sales in U.S., offset by increases in tool rental revenue in the Middle East. Other related tool revenue increased $158,000, or 10%, to $1,691,000, reflecting the high level of activity of DNR. Other related tool revenue includes royalty fees, maintenance and repair of tools.

Contract services revenue increased approximately $517,000, or 48%, to $1,592,000. The increase was due to the result of an increase in drill refurbishment activity reflecting the level of activity in the U.S. oil & gas drilling industry.

Operating Costs and Expenses. Total operating costs and expenses increased approximately $690,000 for the 2019 three-month period.

●	Cost of revenue increased approximately $244,000 due to an increase in volume. As a percentage of revenue, cost of sales was 41% for the three months ended March 31, 2019, and 39% for the three months ended March 31, 2018. Cost of revenue as a percent of sales increased due to international start-up costs, which was offset by the volume of bit refurbishment.

●	Selling, general and administrative expenses increased approximately $371,000 to $2,069,000 and was 41% of revenue compared with 37% in the prior-year period. The increase was primarily due to an increase in professional fees, stock compensation expense, and accrued bonus expense. Payment of bonuses is subject to the Company’s annual financial performance goals.

Other Income (Expenses). Other income and expense primarily consists of rent income, interest income, interest expense and loss on disposition of assets.

●	Interest Income. For the three months ended March 31, 2019 and 2018 interest income was approximately $123,000 and $92,000, respectively, and primarily related to interest received from the Tronco related party note receivable.

●	Interest Expense. Interest expense for the three months ended March 31, 2019 and 2018 was approximately $178,000 and $192,000, respectively. The decline in interest expense was due primarily to the reduction in the balance outstanding on the Hard Rock Note.

Liquidity and Capital Resources

At March 31, 2019, we had working capital of approximately $2,100,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and debt to enhance liquidity. We will continue to work to grow revenue and manage costs to be cash flow positive in 2019. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

As amended and restated effective November 21, 2018, the Hard Rock Note has a remaining balance of $5.25 million as of March 31, 2019, accrues interest at 7.25% per annum and matures and is fully payable on October 5, 2020. Under the current terms of Hard Rock Note, we are required to pay principal payments of $750,000 (plus accrued interest) on each January 5, April 5, July 5 and October 5 in 2019 and 2020. We made all the January 5, 2019 and the April 5, 2019 payment.

In February 2019, we refinanced our commercial bank loan which is secured by our Vernal, Utah campus. The loan requires monthly payments of approximately $43,000, including principal and interest at 7.25%, and a balloon payment of $2,500,000 is due upon maturity on February 15, 2021.

Also in February 2019, we entered into a $4.3 million Credit Agreement comprised of a $0.8 million Term Loan and a $3.5 million Revolving Loan. As of March 31, 2019, we had $800,000 outstanding on the Term Loan and $698,031 outstanding on the Revolving Loan. The interest rate is prime plus 2% for both loans. The Credit Agreement matures on February 20, 2023.

Cash Flows

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Net cash provided by operating activities was $976,355 and $520,848 for the three months ended March 31, 2019 and 2018, respectively. The primary reason for the improvement was the change in working capital requirements.

Net cash used in investing activities was $338,765 and $94,780 for the three months ended March 31, 2019 and 2018, respectively, and related to property, plant and equipment purchases mostly for tools to support the expansion in the Middle East.

Net cash used in financing activities was $555,891 and $625,905 for the three months ended March 31, 2019 and 2018, respectively. Higher principal payments on debt were offset by proceeds of debt borrowings.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Controls over Financial Reporting

None

Internal Controls and Procedures

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’ s registered public accounting firm due to a transaction period established by the rules of the Securities and Exchange Commission for newly public companies. Under these rules, we will not be required to include an attestation report for so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act or a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

PART II

Item 1. Legal Proceedings

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana Lafayette Division asserting Stabil Drill Specialties, LLC (“Stabil Drill”) infringed on our patent that covers the Company’s well bore conditioning tool, the Drill-N-Ream. Stabil Drill has not yet responded to the lawsuit. As of the date of this quarterly report, the lawsuit is in initial stages. We cannot predict the outcome of this matter, but our legal costs could have a material effect on our financial position or results of operations in future periods. We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

Item 1A. Risk Factors

We may be unable to maintain adequate liquidity and make payments on our debt.

At March 31, 2019, we had working capital of approximately $2,100,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and debt to enhance liquidity. We will continue to work to grow revenue and review additional cost containment measures and be cash flow positive in 2019. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

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

In February 2019, we entered into a $4.3 million Credit Agreement comprised of a $0.8 million Term Loan and a $3.5 million Revolving Loan. As of March 31, 2019, we had $800,000 outstanding on the Term Loan and $698,031 outstanding on the Revolving Loan. The interest rate is prime plus 2% for both loans. The Credit Agreement matures on February 20, 2023. If we are unable to make required payments under the Credit Agreement, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, unless we are able to obtain, on a timely basis, a necessary waiver or amendment. Any waiver or amendment may require us to revise the terms of our agreement which could increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of our operations. Upon the occurrence of any event of default that is not waived, the lenders could elect to exercise any of their available remedies, which include the right to not lend any additional amounts or, in the event we have outstanding indebtedness under the Credit Agreement, to declare any outstanding indebtedness, together which any accrued interest and other fees, to be immediately due and payable. If we are unable to repay the outstanding indebtedness, if any, under the Credit Agreement when due, the lenders would be permitted to proceed against their collateral and this could have a material adverse effect on our business and financial condition.

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

We are required to make remaining payments on the Hard Rock Note of $3.0 million per year (plus accrued interest) in 2019 and 2020. In addition, we are required to make monthly payments of approximately $92,000 on our other indebtedness.

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

We have two large customers that currently comprise 93% of our total revenue. It is likely that we will continue to derive a portion of our revenue from a relatively small number of customers in the future. If a major customer decided not to continue to use our services or significantly reduces its drilling plans, or if we are unable to expand our channels to market or further commercialize, our revenue would decline and our operating results and financial condition could be harmed. In addition, we are subject to credit risk due to the concentration of our customer base. Any increase in the nonpayment of and nonperformance by our counterparties, either as a result of changes in financial and economic conditions or otherwise, could have a material effect on our business, results of operations and financial condition and could adversely affect our liquidity.

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

SUPERIOR DRILLING PRODUCTS, INC.

May 9, 2019	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer (Principal Executive Officer)

May 9, 2019	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

