Form 10-K/A
period 2018-12-31
Superior Drilling Products, Inc.
filed 2019-08-19
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

The registrant had issued and outstanding 25,097,750 shares of its common stock on August 19, 2019.

Documents incorporated by reference: NONE.

SUPERIOR DRILLING PRODUCTS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

explanatory note

Superior Drilling Products, Inc. (the “Company” or “SDPI”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K (the “Amendment”) to amend its annual report on Form 10-K for the fiscal year ended December 31, 2018 originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2019 (the “Original Filing”) to amend and restate its previously issued audited consolidated financial statements and related financial information for the fiscal years ended December 31, 2018 and 2017. The Company is also amending and restating its previously issued unaudited interim condensed consolidated financial information for each of the quarters in the fiscal years ended December 31, 2017 and 2018 in this Amendment. In addition, concurrently with the filing of this Amendment, the Company is filing an amendment to its Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2019.

As now discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statement at December 31, 2018 and 2017 and for the years then ended in order to correct errors relating to a related party note receivable. These restatements follow the conclusion of discussions with the Staff of the U.S. Securities and Exchange Commission regarding Staff comments relating to the Meier Stock Pledge (as defined herein) and Meier Guaranties (as defined herein), the adequacy of the collateral, and the Company’s demonstrated intent to enforce the Meier Guaranties. As a result of these discussions, the Company has fully reserved the related party note receivable effective August 2017. Additionally, the Company determined that the related party note receivable should have been classified as an impaired loan upon the first modification in 2014.  In 2018 and 2017, the Company received consideration on the related party note receivable in the form of a non-cash payment given in lieu of making an annual restricted stock unit award to the Meiers. This non-cash consideration received has been recorded as a reduction of the related party note receivable in this Amendment.

The impact of the restatement on the 2016, 2015 and 2014 financial statements was immaterial to each of those periods and was recorded as adjustment to opening accumulated deficit on January 1, 2017.

The following sections in the Original Filing (and in this Amendment, in the case of Part IV – Item 15) are revised in this Amendment to reflect the restatement:

●	Part I – Item 1A – Risk Factors

●	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II – Item 8 – Financial Statements and Supplementary Data

●	Part II – Item 9A – Controls and Procedures

●	Part IV – Item 15 – Exhibits, Financial Statements and Schedules

This Amendment speaks as of the Original Filing and does not reflect any events that may have occurred subsequent to the Original Filing date. The Amendment should be read in conjunction with the Original Filing. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of the Amendment, the certifications pursuant to Section 302 and section 906 of the Sarbanes-Oxley Act of 2002 filed and furnished, respectively, as exhibits to the Original Filing have been re-executed and re-filed as of the date of the Amendment and are included as exhibits hereto.

Restated Information

We have corrected the above described errors and amended or restated the following financial information in this Annual Report on Form 10-K as of and for the periods indicated (collectively, the “Restated Periods”), noted in the table below.

Type of Financial Information	Date or Period
Consolidated balance sheets, statements of operations, and accumulated deficit	Years ended December 31, 2018 and 2017

Unaudited quarterly financial information	Quarters ended March 31, 2017, June 30, 2017, September 30, 2017, March 31, 2018, June 30, 2018 and September 30, 2018

Management’s discussion and analysis of financial condition and results of operations	As of and for the year ended December 31, 2018

We believe that presenting all of the amended and restated information for the Restated Periods in this Amendment allows investors and others to review all pertinent data in a single presentation. We have not filed and do not intend to file amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement of our financial statements. Accordingly, investors and others should rely only on the financial information and other disclosures regarding the Restated Periods in this Amendment, and in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Superior Drilling Products, Inc. (the “Company” or “SDPI”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. The forward-looking statements contained in or incorporated by reference into this Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including:

●	the volatility of oil and natural gas prices;

●	the cyclical nature of the oil and gas industry;

●	availability of financing, flexibility in restructuring existing debt and access to capital markets;

●	our reliance on significant customers;

●	consolidation within our customers’ industries;

●	competitive products and pricing pressures;

●	our ability to develop and commercialize new and/or innovative drilling and completion tool technologies;

●	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future;

●	cost, risks, and uncertainties associated with the Company’s recent restatement of its prior financial statements, and including any pending future claims or proceedings relating to such matters;

●	fluctuations in our operating results;

●	our dependence on key personnel;

●	costs of raw materials;

●	our dependence on third party suppliers;

●	unforeseen risks in our manufacturing processes;

●	the need for skilled workers;

●	our ability to successfully manage our growth strategy;

●	unanticipated risks associated with, and our ability to integrate, acquisitions;

●	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries, specifically the Middle East region;

●	terrorist threats or acts, war and civil disturbances;

●	our ability to protect our intellectual property;

●	impact of environmental matters, including future environmental regulations;

●	implementing and complying with safety policies;

●	breaches of security in our information systems and other cybersecurity risks;

●	related party transactions with our founders; and

●	risks associated with our common stock.

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

Also, in 2016, the Company entered into a non-exclusive agreement with Baker Hughes to supply them with the Strider technology and related services. Tool shipments under the agreement are expected to begin late 2019. The agreement has no set expiration date or minimum shipment requirement. It will remain in force until it is canceled by either us or Baker Hughes, as stipulated in the agreement.

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

Our failure to maintain effective internal control over financial reporting and disclosure controls and procedures could have a material adverse effect on our business.

We are required to maintain internal control over financial reporting and disclosure controls and procedures in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). In connection with our restatement, we determined that we had material weaknesses in our internal control environment and internal control activities, specifically as those controls pertain the complex accounting for the related party note receivable. As of December 31, 2018, these material weaknesses continued to exist. We therefore concluded that, as of the end of the period covered by this report, our internal control over financial reporting and our disclosure controls and procedures were not effective. While we are working to address the internal control over financial reporting issues raised by our restatement process, we cannot be certain that our efforts will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future.

Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur undetected, and it is possible that additional significant deficiencies or material weaknesses in our internal control over financial reporting may be identified in the future. Any failure of our internal controls could result in additional material misstatements in our consolidated financial statements, significant deficiencies, material weaknesses, costs, failure to timely meet our periodic reporting obligations and a loss of investor confidence. It would also adversely affect the results of periodic management evaluations and could have a material adverse effect on our business, financial condition, results of operations or cash flow. If our internal controls are deemed inadequate in the future, our current external auditors could resign, and the process of retaining new auditors could limit our access to capital for an extended period of time.

We have identified a material weakness in our internal control over financial reporting which resulted in restatement of our previously issued consolidated financial statements and a delay in meeting our reporting obligations.

We have identified a material weakness in our internal control over financial reporting relating to the errors in the accounting related to the Tronco loan. As a result of such weakness, we concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective and had to restate certain prior consolidated financial statements.

Unless remediated, this material weakness could result in additional misstatements to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis. In addition, we may experience delays or be unable to meet our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Management’s ongoing assessment of disclosure controls and procedures as well as internal control over financial reporting may in the future identify additional weaknesses and conditions that need to be addressed. Any failure to improve our disclosure controls and procedures or internal controls over financial reporting to address identified weaknesses in the future, if they were to occur, could prevent us from maintaining accurate accounting records and discovering material accounting errors.  Our Company could suffer damage to its business and reputation arising from the correction in accounting method for the Tronco Loan, including claims or proceedings relating to such matters. Any of these results could adversely affect our business and the value of our common stock.

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

The oil and gas industry is rapidly consolidating and, as a result, some of our largest customers have consolidated and are using their size and purchasing power to seek economies of scale and pricing concessions. This consolidation may result in reduced capital spending by some of our customers or the acquisition of one or more of our primary customers, which may lead to decreased demand for our products and services. We cannot assure you that we will be able to maintain our level of sales to a customer that has consolidated or replace that revenue with increased business activity with other customers. As a result, the acquisition of one or more of our primary customers, such as Baker Hughes and DTI, may have a significant negative impact on our results of operations, financial position or cash flows. We are unable to predict what effect consolidations in the industry may have on price, capital spending by our customers, our market share and selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

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

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Previously Issued Consolidated Financial Statements

This “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our consolidated financial statements as more fully described in “Note 2—Restatement of Previously Issued Consolidated Financial Statements” to our consolidated financial statements, which accompany the financial statements in “Part II—Item 8. Financial Statements and Supplementary Data” of this Form 10-K. For further detail regarding the restatement adjustments, see “Explanatory Note” and “Part II— Item 9A. Controls and Procedures” of this Form 10-K.

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

RESULTS OF OPERATIONS

The following table represents our condensed consolidated statement of operations for the periods indicated:

	For the Years Ended December 31,
(in thousands)	2018		2017
	(As Restated – See Note 2)
Revenue	$18,245	100%	$15,596	100%
Operating costs and expenses	17,945	99%	15,371	98%
Income (Loss) from continuing operations	300	1%	225	2%
Other expense	(355)	(2)%	(7,103)	(45)%
Income tax expense	(3)	(0)%	-
Net loss	(58)	0%	$(6,878)	(44)%

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

●

Interest Income. For the year ended December 31, 2018 and 2017, interest income was approximately $55,000 and $9,000, respectively. We fully reserved this loan in 2017 as part of our restatement resulting in a one-time provision of $6,979,043, see Note 2 – Restatement of Previously Issued Financial Statements.

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

Related Party Note Receivable

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco Energy Corporation (“Tronco”), a party related to us through common control, in order to take over the legal position as Tronco’ s senior secured lender. That agreement provided that, upon our full repayment of the Tronco loan from the proceeds of the Offering, the lender would assign to us all of its rights under the Tronco loan, including all of the collateral documents. On May 30, 2014, we closed our purchase of the Tronco loan for a total payoff of $8.3 million, including principal, interest, and early termination fees. As a result of that purchase, we became Tronco’ s senior secured lender, and we are entitled to receive all proceeds from sales of the Tronco-owned collateral.

The Meier Guaranties were determined not to be substantive based on GAAP that states that the substance of a personal guarantee depends on the ability of the guarantor to perform, the practicality of enforcing the guarantee, and the demonstrated intent to enforce the guarantee. The Company determined that a full allowance on the note was considered necessary effective August 2017.

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

Restatement of Previously Issued Financial Statements

As discussed in Note 2, 6, 9, and 12 the Company has restated its 2018 and 2017 consolidated financial statements for the correction of errors.

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

/s/ Moss Adams LLP
Dallas, Texas
March 13, 2019 (August 19, 2019 as to the effects of the restatement described in Notes 2, 6, 9 and 12)

We have served as the Company’s auditor since 2017.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 and 2017

	2018	2017
	(As Restated – See Note 2)	(As Restated – See Note 2)
ASSETS
Current assets
Cash	$4,264,767	$2,375,179
Accounts receivable, net	2,273,189	2,667,042
Prepaid expenses	133,607	111,530
Inventories	1,003,623	1,196,813
Total current assets	7,675,186	6,350,564
Property, plant and equipment, net	8,226,009	8,809,348
Intangible assets, net	3,686,111	6,132,778
Other noncurrent assets	51,887	15,954
Total assets	$19,639,193	$21,308,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$721,361	$1,021,469
Accrued expenses	631,860	543,758
Current portion of long-term debt, net of discounts	4,578,759	6,101,678
Total current liabilities	5,931,980	7,666,905
Long-term debt, less current portion, net of discounts	6,296,994	6,706,375
Total liabilities	12,228,974	14,373,280
Commitments and contingencies (Notes 7 and 8)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 25,018,098 and 24,535,334 shares outstanding, respectively	25,018	24,535
Additional paid-in-capital	39,440,611	38,907,864
Accumulated deficit	(32,055,410)	(31,997,035)
Total shareholders’ equity	7,410,219	6,935,364
Total liabilities and shareholders’ equity	$19,639,193	$21,308,644

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

	2018	2017
	(As Restated – See Note 2)	(As Restated – See Note 2)

Revenue	$18,245,212	$15,595,659

Operating cost and expenses
Cost of revenue	7,077,344	5,960,223
Selling, general, and administrative expenses	7,107,432	5,734,315
Depreciation and amortization expense	3,760,231	3,676,598

Total operating costs and expenses	17,945,007	15,371,136

Operating income	300,205	224,523

Other income (expense)
Interest income	55,007	8,722
Interest expense	(773,680)	(905,990)
Other income	-	43,669
Provision for related party note receivable	-	(6,979,043)
Recovery of related party note receivable	377,746	717,709
Gain (loss) on disposition of assets	(14,013)	12,167
Total other expense	(354,940)	(7,102,766)

Loss before income taxes	(54,735)	(6,878,243)
Income tax expense	(3,640)	-

Net loss	(58,375)	$(6,878,243)

Basic loss per common share	(0.00)	$(0.28)
Basic weighted average common shares outstanding	24,608,967	24,268,409
Diluted loss per common share	(0.00)	$(0.28)
Diluted weighted average Common shares outstanding	24,608,967	24,268,409

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Par Value	Capital	Deficit	Equity
				(As Restated – See Note 2)	(As Restated – See Note 2)

Balance - December 31, 2016	24,120,695	$24,120	$38,295,428	$(24,351,118)	$13,968,430

Cumulative restatement adjustment				(767,674)	(767,674)
Share-based compensation expense	414,639	415	612,436	-	612,851
Net loss	-	-	-	(6,878,243)	(6,878,243)

Balance - December 31, 2017	24,535,334	$24,535	$38,907,864	$(31,997,035)	$6,935,364

Stock-based compensation expense	482,764	483	518,473	-	518,956
Stock issued in stock option exercise	-	-	14,274	-	14,274
Net loss	-	-	-	(58,375)	(58,375)

Balance - December 31, 2018	25,018,098	$25,018	$39,440,611	$(32,055,410)	$7,410,219

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
	(As Restated – See Note 2)	(As Restated – See Note 2)
Cash Flows from Operating Activities
Net loss	$(58,375)	$(6,878,243)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	3,760,231	3,676,598
Amortization of debt discount	77,641	79,424
Share based compensation expense	518,956	612,851
Impairment of inventories	116,396	-
Provision for related party note receivable	-	6,979,043
Recovery of related party note receivable		(379,505)
Loss (gain) on disposition of assets	14,013	(12,167)
Changes in operating assets and liabilities:
Accounts receivable	393,853	(1,628,378)
Inventories	77,760	(29,121)
Prepaid expenses and other current assets	(58,010)	(21,757)
Accounts payable and accrued expenses	(212,006)	13,990
Other long-term liabilities	-	(53,355)
Net Cash Provided by Operating Activities	4,630,459	2,359,380
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(745,204)	(936,118)
Proceeds from sale of fixed assets	-	2,483,921
Net Cash Provided by Investing Activities	(745,204)	1,547,803

Cash Flows from Financing Activities
Principal payments on debt	(2,009,941)	(3,482,311)
Principal payments on capital lease obligations	-	(217,302)
Principal payments on related party debt	-	(74,293)
Proceeds from exercised stock options	14,274	-
Net Cash Used in Financing Activities	(1,995,667)	(3,773,906)

Net Increase in Cash	1,889,588	133,277
Cash at Beginning of Period	2,375,179	2,241,902
Cash at End of Period	4,264,767	$2,375,179
Supplemental information:
Cash paid for Interest	$577,814	$851,671
Non-cash payment of other long-term liabilities and interest by offsetting related-party note receivable	$377,746	$1,267,711
Acquisition of equipment by issuance of note payable	$	$16,557

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the consolidated financial statements and following discussions with the Staff of the United States Securities and Exchange Commission (the “Staff”) related to the Meier stock pledge and Meier Guaranties, the adequacy of the collateral, and the Company’s demonstrated intent to enforce the Meier Guaranties, all as related to the loan made to Tronco Energy Corporation the (“Tronco Loan”), the Company concluded that it had incorrectly accounted for the Tronco Loan. After a thorough review and interpretation of accounting standards, the Company concluded that it was necessary to revise its financial statements to reflect the write-down of the loan. The Meier Guaranties were determined not to be substantive based on GAAP that states that the substance of a personal guarantee depends on the ability of the guarantor to perform, the practicality of enforcing the guarantee, and the demonstrated intent to enforce the guarantee. Since the Company did not demonstrate intent by either enforcing the redemption of collateral or the guarantees by the borrowers to repay the loan when the related party note receivable was due and payable on December 31, 2017 and instead modified the loan by extending the payment term, the Company determined the guarantees are not substantive and therefore should not serve as the basis for concluding the loan is well secured and collateralized.

As a result, the Company fully reserved the related party note receivable effective August 2017. The Company continues to hold the 8,267,860 shares of the Company’s common stock as collateral. The Company will record a recovery of the loan upon receiving repayment of the note.

Additionally, the Company determined that related party note receivable should have been classified as an impaired loan upon the first modification in 2014. In 2018 and 2017, the Company received consideration on the related party note receivable in the form of a non-cash payment given in lieu of making an annual restricted stock unit award to the Meiers. This non-cash payment has been recorded as a reduction of the principal balance of the loan and not as interest income in accordance with ASC 310-30-35-3. The Company increased its Accumulated Deficit on January 1, 2017 in the amount of $767,674 to properly reclass the interest received in fiscal years December 31, 2014 to 2016 from interest income and record as a reduction in the recorded investment of the related party note receivable. For the fiscal years ending December 31, 2018 and 2017, the Company reclassed the interest income on the related party note receivable from interest income to recovery on related party note receivable, which are both part of total other expense on our statement of operations and can be seen in the table shown below. The Company has also adjusted and restating its previously issued unaudited interim condensed consolidated financial information for each of the quarters in the fiscal years ended December 31, 2017 and 2018 related to the interest income, see Note 13 – Unaudited Financial Statements for more information.

The effect of the restatements on the consolidated balance sheets for December 31, 2018 and 2017 are as follows:

	For the Year Ended December 31, 2018			For the Year Ended December 31, 2017
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Statement of Operations:
Revenue	$18,245,212	$-	$18,245,212	$15,595,659	$-	$15,595,659
Cost of revenue	7,077,344	-	7,077,344	5,960,223	-	5,960,223
Selling, general and administrative expenses	7,107,432	-	7,107,432	5,734,315	-	5,734,315
Depreciation and amortization expense	3,760,231	-	3,760,231	3,676,598	-	3,676,598
Total operating costs and expenses	17,945,007	-	17,945,007	15,371,136	-	15,371,136
Operating income (loss)	300,205	-	300,205	224,523	-	224,523
Other income (expense)
Interest income	432,753	(377,746)	55,007	346,926	(338,204)	8,722
Interest expense	(773,680)	-	(773,680)	(905,990)	-	(905,990)
Other income	-	-	-	43,669		43,669
Gain (loss) on disposition of assets	(14,013)	-	(14,013)	12,167		12,167
Provision for related party note receivable	-	-	-	-	(6,979,043)	(6,979,043)
Recovery on related party note receivable	-	377,746	377,746	-	717,709	717,709
Total other expense	(354,940)	-	(354,940)	(503,228)	(6,599,538)	(7,102,766)
Net income (loss) before income taxes	(54,735)	-	(54,735)	(278,705)	(6,599,538)	(6,878,243)
Income tax expense	(3,640)	-	(3,640)	-	-	-
Net income (loss)	(58,375)	-	(58,375)	(278,705)	(6,599,538)	(6,878,243)
Earnings (loss) per common share - basic	$(0.00)	$-	$(0.00)	$(0.01)	$(0.27)	$(0.28)
Earnings (loss) per common share - diluted	$(0.00)	$-	$(0.00)	$(0.01)	$(0.27)	$(0.28)
Weighted average common shares outstanding - basic	24,608,967	24,608,967	24,608,967	24,268,409	24,268,409	24,268,409
Weighted average common shares outstanding - diluted	24,608,967	24,608,967	24,608,967	24,268,409	24,268,409	24,268,409
Balance Sheet:
Current assets	$7,675,186	$-	$7,675,186	$6,350,564	$-	$6,350,564
Total assets	27,006,405	(7,367,212)	19,639,193	28,675,856	(7,367,212)	21,308,644
Current liabilities	5,931,980	-	5,931,980	7,666,905	-	7,666,905
Total liabilities	12,228,974	-	12,228,974	14,373,280	-	14,373,280
Total shareholders’ equity	14,777,431	(7,367,212)	7,410,219	14,302,576	(7,367,212)	6,935,364
Total liabilities and shareholders’ equity	27,006,405	(7,367,212)	19,639,193	28,675,856	(7,367,212)	21,308,644

NOTE 3. INVENTORIES

Inventories were comprised of the following:

	December 31, 2018	December 31, 2017
Raw material	$738,330	$1,040,795
Work in progress	217,158	77,702
Finished goods	48,135	78,316
	$1,003,623	$1,196,813

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

NOTE 6. RELATED PARTY NOTE RECEIVABLE

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco Energy Corporation (“Tronco”), a party related to us through common control, in order to take over the legal position as Tronco’ s senior secured lender. That agreement provided that, upon our full repayment of the Tronco loan from the proceeds of the Offering, the lender would assign to us all of its rights under the Tronco loan, including all of the collateral documents. On May 30, 2014, we closed our purchase of the Tronco loan for a total payoff of $8.3 million, including principal, interest, and early termination fees. As a result of that purchase, we became Tronco’ s senior secured lender, and as a result are entitled to receive all proceeds from sales of the Tronco-owned collateral, as discussed below. The interest rate changed from 16% to prime plus 0.25%.

On March 28, 2017, Tronco finalized an agreement with a third party and pursuant to this agreement, the third party acquired all of the Ohio assets of Tronco for $550,000. As Tronco’s senior secured lender, we agreed to release our lien and security interest on these assets in accordance with the agreement. The Company agreed to a non-cash receipt of the $550,000 from Tronco by reducing our bonus accrual liabilities, which was earned by the Meiers in 2014, but not paid, and was recorded in other long-term liabilities. As a result of this agreement, we reduced both the other long-term liabilities and the Tronco related party note receivable during the first quarter of 2017.

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

Effective August 2017, the Company fully reserved the related party note receivable of $6,979,043, which reduced the related party note receivable balance to $0. The Company will record a recovery of the loan upon receiving payment. Interest only is due December 31, 2019, 2020 and 2021, with a balloon payment of all unpaid interest and principal due upon maturity on December 31, 2022. The interest rate on the note is 5.5.%.

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

Related Party Note Receivable

The Company holds 8,267,860 shares as collateral for the Tronco Note (see Note 6 – Related Party Note Receivable).

NOTE 10. INCOME TAXES

Components of income tax benefit are as follows:

Current income taxes:	For the Year Ended December 31, 2018 (Restated)	For the Year Ended December 31, 2017 (Restated)
Federal	$-	$-
State	-	-
Current provision for income taxes	3,640
Deferred provision (benefit) for income taxes:
Federal	-	-
State	-	-
Deferred provision (benefit) for income taxes	-	-
Provision for income taxes	$3,640	$-

The non-current deferred tax assets and liabilities consist of the following:

Deferred tax assets:
263A adjustment	$12,295	$14,326
Accrued expenses	-	-
Stock compensation	81,133	48,489
Stock option	58,102	44,922
Amortization of intangibles	2,965,622	2,796,867
Net operating loss	2,458,939	3,009,652
Allowances	1,807,331	1,848,201
Others	37,477	8,043
Total non-current deferred tax assets	7,420,899	7,770,500

Deferred tax liabilities:
Prepaid expenses	(13,781)	(23,301)
Depreciation on fixed assets	(697,478)	(853,089)
Total non-current deferred tax liabilities	(711,259)	(876,390)

Net non-current deferred tax assets/liabilities	6,709,640	6,894,110
Less: Valuation Allowance	(6,709,640)	(6,894,110)
Total deferred tax liabilities	$-	$-

Reconciliation of the tax rate to the U.S. federal statutory tax rate which relate to the year ended December 31, 2018 and 2017 is as follows:

	For the Year Ended December 31, 2018 (Restated)	For the Year Ended December 31, 2017 (Restated)

Tax at federal statutory rate	$(11,494)	$(2,338,603)
State income taxes	2,875
Permanent differences	61,495	118,253
Change in valuation allowance	(184.471)	(582,965)
Other - State rate effect	(2,044)	(276,793)
Change in status	108,975	3,272,211
Other	28,304	(192,103)
Provision for income taxes	$3,640	$-

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

NOTE 11. SHARE-BASED COMPENSATION

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

On December 4, 2017, the Board of Directors approved grants of restricted stock units to Troy and Annette Meier with an approximate value of $587,500. The Board and the Meiers decided in lieu of making such awards, the dollar value of such awards would be used to pay interest and principal on the Tronco Note (see Note 6-Related Party Note Receivable).

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

The following table summarizes RSU activity for the years ended December 31, 2018 and 2017:

	2018		2017
	Number of Restricted Stock Units	Weighted - Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted - Average Grant Date Fair Value
Unvested RSU’s at beginning of period	647,195	$1.12	702,608	$1.31
Granted	336,429	1.60	282,578	1.27
Forfeited	-	-	-	-
Vested	(286,579)	1.12	(337,991)	1.64
Unvested RSU’s at end of period	697,045	$1.35	647,195	$1.12

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

NOTE 12. SUBSEQUENT EVENTS

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

In June 2019, the Company entered into two financing agreement to purchase equipment. The Company made a down payment of $291,578 and recorded a current liability of $272,000 that is due to the financing company. The Company is obligated to pay 1% a month on the outstanding balance. The financing loans will be finalized once the equipment is delivered later in the year.  In August 2019, the Company decided not to purchase one piece of equipment and we will refund the down payment to the financing company. We don’t anticipate any penalties from canceling the equipment order or financing agreement.

On July 30, 2019, the Board of Directors granted 125,000 restricted stock units to Chris Cashion, Chief Financial Officer, and 78,125 restricted stock units to each of the three independent members of the Board of Directors. These restricted stock units will vest over three years. In addition, the Board of Directors approved grants of restricted stock units to Troy and Annette Meier with an approximate value of $587,500. The Board and the Meiers decided in lieu of making such awards, the dollar value of such awards would be used to pay $327,238 on the Tronco Note and the remaining $260,262 will be remitted for taxes on the Meiers behalf.

In August 2019, the Company accepted an offer to sale its airplane hangar. The Company expects to finalize the sale in the third quarter of 2019 for a $6,000 loss.

NOTE 13. UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following selected financial data are derived from the unaudited consolidated financial statements for the quarters ended March 31, 2018 and 2017, June 30, 2018 and 2017, September 30, 2018 and 2017 and December 31, 2018 and 2017. We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. The information presented in the following tables has been updated to reflect the effects of the restatement of our financial results, which is more fully described in “Note 2—Restatement” to our consolidated financial statements.

	For the Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(Restated)	(Restated)	(Restated)
Statement of Operations:
Revenue	$3,369,612	$4,049,497	$4,446,540	$3,730,010
Cost of revenue	1,180,733	1,491,383	1,716,740	1,571,367
Selling, general and administrative expenses	1,497,517	1,237,335	1,102,373	1,897,090
Depreciation and amortization expense	938,022	899,373	907,837	931,366
Total operating costs and expenses	3,616,272	3,628,091	3,726,950	4,399,823
Operating income (loss)	(246,660)	421,406	719,590	(669,813)
Other income (expense)
Interest income	209	426	3,092	4,995
Interest expense	(259,025)	(215,103)	(224,510)	(207,352)
Other income	43,669
Gain (loss) on disposition of assets	(5,828)	17,995	-	-
Provision for related party note receivable			(6,979,043)	-
Recovery on related party note receivable				717,709
Total other expense	(220,975)	(196,682)	(7,200,461)	515,352
Net income (loss)	(467,635)	224,724	(6,480,871)	(154,461)
Earnings (loss) per common share - basic	$(0.02)	$0.01	$(0.26)	$(0.01)
Earnings (loss) per common share - diluted	$(0.02)	$0.01	$(0.26)	$(0.01)
Weighted average common shares outstanding - basic	24,196,299	24,197,148	24,617,272	24,268,409
Weighted average common shares outstanding - diluted	24,196,299	24,197,148	24,617,272	24,268,409
Balance Sheet:
Current assets	$5,098,664	$5,539,348	$6,569,426	$6,350,564
Total assets	28,937,040	28,520,693	22,368,853	21,308,644
Current liabilities	3,595,827	3,628,168	8,629,615	7,666,905
Total liabilities	16,028,535	15,212,107	15,393,495	14,373,280
Total shareholders’ equity	12,908,505	13,308,586	6,975,358	6,935,364
Total liabilities and shareholders’ equity	28,937,040	28,520,693	22,368,853	21,308,644

	For the Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(Restated)	(Restated)	(Restated)
Statement of Operations:
Revenue	$4,600,293	$5,398,923	$4,765,361	$3,480,635
Cost of revenue	1,798,944	1,942,671	1,665,774	1,669,955
Selling, general and administrative expenses	1,697,663	1,426,985	1,866,833	2,115,951
Depreciation and amortization expense	936,027	941,683	942,473	940,048
Total operating costs and expenses	4,432,634	4,311,339	4,475,080	4,725,954
Operating income (loss)	167,659	1,087,584	290,281	(1,245,319)
Other income (expense)
Interest income	6,141	7,873	16,066	24,927
Interest expense	(191,553)	(182,497)	(178,642)	(220,988)
Gain (loss) on disposition of assets				(14,013)
Recovery on related party note receivable	-	-	-	377,746
Total other expense	(185,412)	(174,624)	(162,576)	167,672
Net income (loss) before income taxes	(17,753)	912,960	127,705	(1,077,647)
Income tax expense	-	-	-	3,640
Net income (loss)	(17,753)	912,960	127,705	(1,081,287)
Earnings (loss) per common share - basic	$(0.00)	$0.04	$0.01	$(0.04)
Earnings (loss) per common share - diluted	$(0.00)	$0.04	$0.01	$(0.04)
Weighted average common shares outstanding - basic	24,535,155	24,535,155	24,542,551	24,608,967
Weighted average common shares outstanding - diluted	25,140,646	25,140,467	25,162,445	24,608,967
Balance Sheet:
Current assets	$6,641,784	$7,390,328	$8,325,683	$7,675,186
Total assets	20,756,951	20,601,382	20,678,650	19,639,193
Current liabilities	9,055,574	8,945,406	9,827,142	5,931,980
Total liabilities	13,702,323	12,530,467	12,348,163	12,228,974
Total shareholders’ equity	7,054,628	8,070,915	8,330,487	7,410,219
Total liabilities and shareholders’ equity	20,756,951	20,601,382	20,678,650	19,639,193

The effect of the restatement on the unaudited quarterly results are as follows:

	For the Quarter Ended March 31, 2017			For the Quarter Ended June 30, 2017
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Statement of Operations:
Revenue	$3,369,612	$-	$3,369,612	$4,049,497	$-	$4,049,497
Cost of revenue	1,180,733	-	1,180,733	1,491,383	-	1,491,383
Selling, general and administrative expenses	1,497,517	-	1,497,517	1,237,335	-	1,237,335
Depreciation and amortization expense	938,022	-	938,022	899,373	-	899,373
Total operating costs and expenses	3,616,272	-	3,616,272	3,628,091	-	3,628,091
Operating income (loss)	(246,660)	-	(246,660)	421,406	-	421,406
Other income (expense)
Interest income	81,859	(81,650)	209	82,509	(82,083)	426
Interest expense	(259,025)	-	(259,025)	(215,103)	-	(215,103)
Gain (loss) on disposition of assets	(5,828)	-	(5,828)	17,995		17,995
Other income	43,669	-	43,669	-		-
Total other expense	(139,325)	(81,650)	(220,975)	(114,599)	(82,083)	(196,682)
Net income (loss)	(385,985)	(81,650)	(467,635)	306,807	(82,083)	224,724
Earnings (loss) per common share - basic	$(0.02)	$-	$(0.02)	$0.01	$-	$0.01
Earnings (loss) per common share - diluted	$(0.02)	$-	$(0.02)	$0.01	$-	$0.01
Weighted average common shares outstanding - basic	24,196,299	-	24,196,299	24,197,148	-	24,197,148
Weighted average common shares outstanding - diluted	24,196,299	-	24,196,299	24,197,148	-	24,197,148
Balance Sheet:
Current assets	$5,180,314	$(81,650)	$5,098,664	$5,703,081	$(163,733)	$5,539,348
Total assets	29,786,364	(849,324)	28,937,040	29,452,100	(931,407)	28,520,693
Current liabilities	3,595,827	-	3,595,827	3,628,168	-	3,628,168
Total liabilities	16,028,535	-	16,028,535	15,212,107	-	15,212,107
Total shareholders’ equity	13,757,829	(849,324)	12,908,505	14,239,993	(931,407)	13,308,586
Total liabilities and shareholders’ equity	29,786,364	(849,324)	28,937,040	29,452,100	(931,407)	28,520,693
Statement of Cash Flows:
Net income (loss)	(385,985)	(81,650)	(467,635)	306,807	(82,083)	224,724
Prepaid expenses and other noncurrent assets	(53,229)	81,650	28,421	(151,549)	82,083	(69,466)
Net change in operating activities	(835,805)	-	(835,805)	(315,642)	-	(315,642)

	For the Quarter Ended September 30, 2017			For the Quarter Ended March 31, 2018
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Statement of Operations:
Revenue	$4,446,540	$-	$4,446,540	$4,600,293	$-	$4,600,293
Cost of revenue	1,716,740	-	1,716,740	1,798,944	-	1,798,944
Selling, general and administrative expenses	1,102,373	-	1,102,373	1,697,663	-	1,697,663
Depreciation and amortization expense	907,837	-	907,837	936,027	-	936,027
Total operating costs and expenses	3,726,950	-	3,726,950	4,432,634	-	4,432,634
Operating income (loss)	719,590	-	719,590	167,659	-	167,659
Other income (expense)
Provision for related party note receivable	-	(6,979,043)	(6,979,043)	-	-	-
Interest income	90,959	(87,867)	3,092	92,428	(86,287)	6,141
Interest expense	(224,510)	-	(224,510)	(191,553)	-	(191,553)
Total other expense	(133,551)	(7,066,910)	(7,200,461)	(99,125)	(86,287)	(185,412)
Net income (loss)	586,039	(7,066,910)	(6,480,871)	68,534	(86,287)	(17,753)
Earnings (loss) per common share - basic	$0.02	$-	$(0.27)	$0.00	$-	$(0.00)
Earnings (loss) per common share - diluted	$0.02	$-	$(0.27)	$0.00	$-	$(0.00)
Weighted average common shares outstanding - basic	24,261,272	-	24,261,272	24,535,155	-	24,535,155
Weighted average common shares outstanding - diluted	24,261,272	-	24,261,272	25,140,646	-	25,140,646
Balance Sheet:
Current assets	$6,821,026	$(251,600)	$6,569,426	$6,728,071	$(86,287)	$6,641,784
Total assets	30,367,172	(7,998,317)	22,368,855	28,210,450	(7,453,499)	20,756,951
Current liabilities	8,629,615	-	8,629,615	9,055,574	-	9,055,574
Total liabilities	15,393,495	-	15,393,495	13,702,323	-	13,702,323
Total shareholders’ equity	14,973,677	(7,998,317)	6,975,360	14,508,127	(7,453,499)	7,054,628
Total liabilities and shareholders’ equity	30,367,172	(7,998,317)	22,368,855	28,210,450	(7,453,499)	20,756,951
Statement of Cash Flows:
Net income (loss)	586,039	(7,066,910)	(6,480,871)	68,534	(86,287)	(17,753)
Provision for related party note receivable	-	6,979,043	6,979,043	-	-	-
Prepaid expenses and other noncurrent assets	(315,845)	87,867	(227,978)	(54,991)	86,287	31,296
Net change in operating activities	1,350,592	-	1,350,592	520,848	-	520,848

	For the Quarter Ended June 30, 2018			For the Quarter Ended September 30, 2018
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Statement of Operations:
Revenue	$5,398,923	$-	$5,398,923	$4,765,361	$-	$4,765,361
Cost of revenue	1,942,671	-	1,942,671	1,665,774	-	1,665,774
Selling, general and administrative expenses	1,426,985	-	1,426,985	1,866,833	-	1,866,833
Depreciation and amortization expense	941,683	-	941,683	942,473	-	942,473
Total operating costs and expenses	4,311,339	-	4,311,339	4,475,080	-	4,475,080
Operating income (loss)	1,087,584	-	1,087,584	290,281	-	290,281
Other income (expense)
Interest income	99,711	(91,838)	7,873	113,555	(97,489)	16,066
Interest expense	(182,497)	-	(182,497)	(178,642)	-	(178,642)
Total other expense	(82,786)	(91,838)	(174,624)	(65,087)	(97,489)	(162,576)
Net income (loss)	1,004,798	(91,838)	912,960	225,194	(97,489)	127,705
Earnings (loss) per common share - basic	$0.04	$-	$0.04	$0.01	$-	$0.01
Earnings (loss) per common share - diluted	$0.04	$-	$0.04	$0.01	$-	$0.01
Weighted average common shares outstanding - basic	24,535,155		24,535,155	24,542,551		24,542,551
Weighted average common shares outstanding - diluted	25,140,467		25,140,467	25,162,445		25,162,445
Balance Sheet:
Current assets	$7,568,453	$(178,125)	$7,390,328	$8,601,297	$(275,614)	$8,325,683
Total assets	28,146,719	(7,545,337)	20,601,382	28,321,476	(7,642,826)	20,678,650
Current liabilities	8,945,406	-	8,945,406	9,827,142	-	9,827,142
Total liabilities	12,530,467	-	12,530,467	12,348,163	-	12,348,163
Total shareholders’ equity	15,616,252	(7,545,337)	8,070,915	15,973,313	(7,642,826)	8,330,487
Total liabilities and shareholders’ equity	28,146,719	(7,545,337)	20,601,382	28,321,476	(7,642,826)	20,678,650
Statement of Cash Flows:
Net income (loss)	1,004,798	(91,838)	912,960	225,194	(97,489)	127,705
Prepaid expenses and other noncurrent assets	(219,348)	91,838	(127,510)	-	-	-
Interest receivable	-	-	-	(275,614)	97,489	(178,125)
Net change in operating activities	2,092,897	-	2,092,897	520,848	-	520,848

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018 due to a material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement in our interim financial statements will not be prevented or detected on a timely basis. A material weakness in internal control was discovered related to a related party note receivable and the application of complex accounting guidance. During the course of our assessment, management identified that the Company has a lack of appropriate accounting expertise within its accounting department, specifically around evaluating the related party note receivable for recoverability. Management believes the lack of accounting expertise to appropriately apply GAAP for complex and non-routine transactions amounts to a material weakness in its internal control over financial reporting. As a result, at December 31, 2018 and on the date of this Report, its internal control over financial reporting is not effective.

Changes in Internal Controls over Financial Reporting

None.

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

Name and Principal Position	Year	Salary		Bonus		Stock Awards (7)		Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
G. Troy Meier	2018	$475,000		$393,614	(2)	$105,106	(8)	$—	$—	$11,773	(11)	$985,493
Chief Executive Officer	2017	$332,500	(1)	$701,219	(3)	$—		$—	$—	$12,271	(11)	$1,045,990
Annette Meier	2018	$425,000		$323,142	(4)	$80,608	(8)	$—	$—	$6,306	(12)	$835,056
President and Chief Operating Officer	2017	$297,500	(1)	$584,906	(5)	$—		$—	$—	$7,934	(12)	$890,340
Christopher Cashion	2018	$300,000		$—		$122,301	(9)	$—	$—	$12,756	(13)	$435,057
Chief Financial Officer	2017	$210,000	(1)	$97,031	(6)	$120,000	(10)	$—	$—	$12,003	(13)	$439,034

(1)	For 2017, Mr. Meier, Ms. Meier, and Mr. Cashion’s annual base salaries were $475,000, $425,000 and $300,000, respectively, and were reduced for the entire year by 30% due to the downturn in the Oil and Gas Industry.

(2)	Relates to $227,394 bonus made in 2018 in lieu of granting annual incentive compensation awards. Also relates to $166,250 bonus made in 2018. $207,450 was applied to the annual interest on the related party note receivable. See Note 9 - Related Party Transactions to our consolidated financial statements included herein.

(3)	Relates to $368,719 bonus earned in 2014 and paid in 2017. Also relates to $332,500 bonus made in 2017 in lieu of granting annual incentive compensation awards. Both bonuses were used to pay down interest and principal on related party note receivable. See Note 9 - Related Party Transactions to our consolidated financial statements included herein.

(4)	Relates to $174,392 bonus made in 2018 in lieu of granting annual incentive compensation awards. Also relates to $148,750 bonus made in 2018. $170,296 was applied to the annual interest on the related party note receivable. See Note 9 - Related Party Transactions to our consolidated financial statements included herein.

(5)	Relates to $329,906 bonus earned in 2014 and paid in 2017. Also relates to $255,000 bonus made in 2017 in lieu of granting annual incentive compensation awards. Both bonuses were used to pay down interest and principal on related party note receivable. See Note 9 - Related Party Transactions to our consolidated financial statements included herein.

(6)	Relates to bonus earned in 2014 and paid in 2017.

(7)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 11 Share-Based Compensation to our consolidated financial statements included herein.

(8)	The grant date fair value for restricted stock awards in 2018 was based on the average price of our common stock on the grant date (December 18, 2018), which was $1.26 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock will vest on December 18, 2019, 33 1/3% of the shares of restricted common stock will vest on December 18, 2020 and 33 1/3% of the shares of restricted common stock will vest on December 18, 2021.

(9)	The grant date fair value for restricted stock awards in 2018 was based on the average price of our common stock on the grant date (August 3, 2018), which was $1.86 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock will vest on August 3, 2019, 33 1/3% of the shares of restricted common stock will vest on August 3, 2020 and 33 1/3% of the shares of restricted common stock will vest on August 3, 2021.

(10)	The grant date fair value for restricted stock awards in 2017 was based on the closing price of our common stock on the grant date (December 4, 2017), which was $1.29 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on December 4, 2018, 33 1/3% of the shares of restricted common stock will vest on December 4, 2019 and 33 1/3% of the shares of restricted common stock will vest on December 4, 2020.

(11)	Represents certain company paid health care costs for G. Troy and Annette Meier, life insurance costs, and personal use of a company vehicle.

(12)	Represents life insurance costs and personal use of a company vehicle.

(13)	Represents certain company paid health care costs and life insurance costs.

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

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h) (1)		(i)	(j)

G. Troy Meier (6)	22,033	—	—	1.90	03/04/2021
	22,844	—	—	1.84	03/18/2021
	27,867	—	—	1.51	03/31/2021
						69,020	$66,949	(2)	—	—
						83,417	$105,105	(3)	—	—

Annette Meier (6)	19,517	—	—	1.90	03/04/2021
	20,236	—	—	1.84	03/18/2021
	24,685	—	—	1.51	03/31/2021
						51,463	$49,919	(2)	—	—
						63,974	$80,607	(3)	—	—

Christopher Cashion (7)	11,995	—	—	1.73	03/04/2026
	12,416	—	—	1.67	03/18/2026
	15,057	—	—	1.37	03/31/2026
						25,429	$24,666	(2)	—	—
						62,046	$80,039	(4)	—	—
						65,753	$122,301	(5)

(1)	See Note 11 – Share-Based Compensation in the consolidated financial statements included herein.

(2)	The grant date fair value for restricted stock awards is based on the closing price of our common stock on the grant date (November 10, 2016), which was $0.97 per share. The restricted stock awards have the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on November 10, 2017, 33 1/3% of the shares of restricted common stock vested on November 10, 2018 and 33 1/3% of the shares of restricted common stock will vest on November 10, 2019.

(3)	The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (December 18, 2018), which was $1.26 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33 1/3% of the shares of restricted common stock vested on December 18, 2019, 33 1/3% of the shares of restricted common stock will vest on December 18, 2020 and 33 1/3% of the shares of restricted common stock will vest on December 18, 2021.

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

(1)

Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of awards granted by the Board of Directors. See Note 11 Share-Based Compensation in the consolidated financial statements included herein. The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (August 3, 2018), which was $1.86 per share, respectively. As of December 31, 2018, Mr. Iversen and Mr. Ronca each have an aggregate of 98,036 outstanding shares of unvested restricted stock and Mr. Lines has an aggregate of 79,874 outstanding shares of unvested restricted stock. Mr. Iversen’s and Mr. Ronca’s restricted stock awards have the following vesting schedule: a) for the shares granted on November 10, 2016: 33 1/3% of the shares of restricted common stock vested on the first anniversary of the date of grant, 33 1/3% of the shares of restricted common stock vested on the second anniversary of the date of grant and 33 1/3% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date, b) for the shares granted on December 4, 2017: 33 1/3% of the shares of restricted common stock vested on the first anniversary of the date of grant, 33 1/3% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 33 1/3% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date, and c) for the shares granted on August 3, 2018: 33 1/3% of the shares of restricted common stock vested on the first anniversary of the date of grant, 33 1/3% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 33 1/3% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date. Mr. Lines restricted stock awards will vest in accordance with the following vesting schedule: for the shares granted on a) December 4, 2017: 33 1/3% of the shares of restricted common stock vested on the first anniversary of the date of grant, 33 1/3% of the shares of restricted common stock vested on the second anniversary of the date of grant and 33 1/3% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date, and b) for the shares granted on August 3, 2018: 33 1/3% of the shares of restricted common stock vested on the first anniversary of the date of grant, 33 1/3% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 33 1/3% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date.

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

68

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Notes Payable

In 2014, the Company issued notes payable to related parties in the amount of $2 million. The notes bear interest at 7.5% and were scheduled to mature on January 2, 2017. The Company did not pay these notes upon maturity as the Company and the related parties informally agreed to offset these notes payable with the related-party note receivable. During the year ended December 31, 2017, the Company made principal payments and interest payments of $80,000 related to the notes payable. Additionally, the Company applied $207,942 in principal and interest due to the Company on the related party note receivable (see Note 9 – Related Party Transactions) during the year ended December 31, 2017 and reduced the balance to $0 as of December 31, 2017.

Related Party Note Receivable

The Company holds 8,267,860 shares as collateral for the Tronco Note (see Note 9 – Related Party Transactions).

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

SUPERIOR DRILLING PRODUCTS, INC.

August 19, 2019	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer (Principal Executive Officer)

August 19, 2019	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

August 19, 2019	By:	/s/ ANNETTE MEIER
Annette Meier, President, Chief Operating Officer and Director

August 19, 2019	By:	/s/ JAMES LINES
James Lines, Director

August 19, 2019	By:	/s/ ROBERT IVERSEN
Robert Iversen, Director

August 19, 2019	By:	/s/ MICHAEL RONCA
Michael Ronca, Director

