Form 10-Q/A
period 2019-03-31
Superior Drilling Products, Inc.
filed 2019-08-19
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes [  ] No [X]

There were 25,097,750 shares of common stock, $0.001 par value, issued and outstanding as of August 19, 2019.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED MARCH 31, 2019

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A") amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Superior Drilling Products, Inc. (the “Company” or “SDPI”) for the quarter ended March 31, 2019, as originally filed with the Securities and Exchange Commission on May 9, 2019 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect the correction of an error in the previously reported financial statements related to the Company’s related party note receivable. See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

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

The Company is also concurrently filing an amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018 to restate the previously issued annual financial statements due to the accounting errors described above.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-Q/A amends and restates only the following financial statements and disclosures that were impacted from the correction of the error:

●	Part I, Item 1 - Financial Statements

●	Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part I, Item 4 - Controls and Procedures

●	Part II, Item 6 - Exhibits

●	Signatures

The Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing, or modify or update any disclosures that may have been affected by subsequent events.

PART I - FINANCIAL INFORMATION.

Item 1. Financial Statements

Superior Drilling Products, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2019	December 31, 2018
	(As Restated - See Note 2)	(As Restated – See Note 2)
ASSETS
Current assets
Cash	$4,346,466	$4,264,767
Accounts receivable, net	2,937,032	2,273,189
Prepaid expenses	110,869	133,607
Inventories	1,231,753	1,003,623
Total current assets	8,626,120	7,675,186
Property, plant and equipment, net	8,165,336	8,226,009
Intangible assets, net	3,074,444	3,686,111
Other noncurrent assets	51,887	51,887
Total assets	$19,917,787	$19,639,193
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,345,440	$721,361
Accrued expenses	904,687	631,860
Current portion of long-term debt, net of discounts	4,357,957	4,578,759
Total current liabilities	6,608,084	5,931,980
Long-term debt, less current portion, net of discounts	5,963,508	6,296,994
Total liabilities	12,571,592	12,228,974
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 25,018,098 shares issued and outstanding	25,018	25,018
Additional paid-in-capital	39,622,463	39,440,611
Accumulated deficit	(32,301,286)	(32,055,410)
Total shareholders’ equity	7,346,195	7,410,219
Total liabilities and shareholders’ equity	$19,917,787	$19,639,193

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018
	(As Restated - See Note 2)	(As Restated - See Note 2)
Revenue
Tool revenue	$3,443,909	$3,524,860
Contract services	1,592,437	1,075,433

Total Revenue	5,036,346	4,600,293

Operating costs and expenses
Cost of revenue	2,043,028	1,798,944
Selling, general and administrative expenses	2,069,040	1,697,663
Depreciation and amortization expense	1,011,105	936,027

Total operating costs and expenses	5,123,173	4,432,634

Operating income (loss)	(86,827)	167,659

Other income (expense)
Interest income	18,933	6,141
Interest expense	(177,982)	(191,553)
Total other expense	(159,049)	(185,412)

Net loss	$(245,876)	$(17,753)

Basic income (loss) earnings per common share	$(0.01)	$0.00
Basic weighted average common shares outstanding	25,018,098	24,535,155
Diluted income (loss) per common share	$(0.01)	$0.00
Diluted weighted average common shares outstanding	25,018,098	24,535,155

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018
	(As Restated - See Note 2)	(As Restated - See Note 2)
Cash Flows From Operating Activities
Net loss	$(245,876)	$(17,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,011,105	936,027
Amortization of debt discount	-	17,061
Share based compensation expense	181,852	137,017
Impairment of inventories		41,396
Amortization of deferred loan costs	1,603	-
Changes in operating assets and liabilities:
Accounts receivable	(663,843)	(556,004)
Inventories	(228,130)	(6,079)
Prepaid expenses and other noncurrent assets	(22,738)	31,296
Accounts payable and accrued expenses	896,906	(62,113)
Net Cash From Operating Activities	976,355	520,848
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(338,765)	(94,780)
Net Cash From Investing Activities	(338,765)	(94,780)
Cash Flows From Financing Activities
Principal payments on debt	(1,993,172)	(625,905)
Proceeds received from debt borrowings	800,000	-
Payments on revolving loan	(301,969)	-
Proceeds received on revolving loan	1,000,000	-
Debt issuance costs	(60,750)	-
Net Cash From Financing Activities	(555,891)	(625,905)
Net increase (decrease) in Cash	81,699	(199,837)
Cash at Beginning of Period	4,264,767	2,375,179
Cash at End of Period	$4,346,466	$2,175,342
Supplemental information:
Cash paid for Interest	$247,865	$210,065

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the consolidated financial statements and following discussions with the Staff of the United States Securities and Exchange Commission (the “Staff”) related to the Meier stock pledge and Meier Guaranties, the adequacy of the collateral, and the Company’s demonstrated intent to enforce the Meier Guaranties, all as related to the loan made to Tronco Energy Corporation the (“Tronco Loan”), the Company concluded that it had incorrectly accounted for the Tronco Loan. After a thorough review and interpretation of accounting standards, the Company concluded that it was necessary to revise its financial statements to reflect the write-down of the loan. The Meier Guaranties were determined not to be substantive based on GAAP that states that the substance of a personal guarantee depends on the ability of the guarantor to perform, the practicality of enforcing the guarantee, and the demonstrated intent to enforce the guarantee. Since the Company did not demonstrate intent, by either enforcing the redemption of collateral or the guarantees by the borrowers to repay the loan when the related party note receivable was due and payable on December 31, 2017 and instead modifying the loan by extending the payment term, the Company determined the guarantees are not substantive and therefore should not serve as the basis for concluding the loan is well secured and collateralized.

As a result, the Company fully reserved the related party note receivable effective August 2017. The Company continues to hold the 8,267,860 shares of the Company’s common stock as collateral. The Company will record a recovery of the loan upon receiving repayment of the note.

Additionally, the Company determined that related party note receivable should have been classified as an impaired loan upon the first modification in 2014. In 2018 and 2017, the Company received consideration on the related party note receivable in the form of a non-cash payment given in lieu of making an annual restricted stock unit award to the Meiers. This non-cash payment has been recorded as a reduction of the principal balance of the loan and not as income in accordance with ASC 310-30-35-3.

To correct these errors on this Amendment, the Company has restated both the related party note receivable and the interest income as detailed in the table below.

The effect of the restatements on the unaudited financial statements for March 31, 2019 and 2018 are as follows:

	For the Quarter Ended March 31, 2019
	As Reported	Restatement Adjustment	As Restated
Statement of Operations:
Revenue	$5,036,346	$-	$5,036,346
Cost of revenue	2,043,028	-	2,043,028
Selling, general and administrative expenses	2,069,040	-	2,069,040
Depreciation and amortization expense	1,011,105	-	1,011,105
Total operating costs and expenses	5,123,173	-	5,123,173
Operating income (loss)	(86,827)	-	(86,827)
Other income (expense)
Interest income	123,386	(104,453)	18,933
Interest expense	(177,982)	-	(177,982)
Total other expense	(54,596)	(104,453)	(159,049)
Net income (loss)	(141,423)	(104,453)	(245,876)
Income tax expense	-	-	-
Net income (loss)	(141,423)	(104,453)	(245,876)
Earnings (loss) per common share - basic	$(0.01)	$-	$(0.01)
Earnings (loss) per common share - diluted	$(0.01)	$-	$(0.01)
Weighted average common shares outstanding - basic	25,018,098	-	25,018,098
Weighted average common shares outstanding - diluted	25,018,098	-	25,018,098
Balance Sheet:
Current assets	$8,730,573	$(104,453)	$8,626,120
Total assets	27,389,452	(7,471,665)	19,917,787
Current liabilities	6,608,084	-	6,608,084
Total liabilities	12,571,592	-	12,571,592
Total shareholders’ equity	14,817,860	(7,471,665)	7,346,195
Total liabilities and shareholders’ equity	27,389,452	(7,471,665)	19,917,787

	For the Quarter Ended March 31, 2018
	As Reported	Restatement Adjustment	As Restated
Statement of Operations:
Revenue	$4,600,293	$-	$4,600,293
Cost of revenue	1,798,944	-	1,798,944
Selling, general and administrative expenses	1,697,663	-	1,697,663
Depreciation and amortization expense	936,027	-	936,027
Total operating costs and expenses	4,432,634	-	4,432,634
Operating income (loss)	167,659	-	167,659
Other income (expense)
Interest income	92,428	(86,287)	6,141
Interest expense	(191,553)	-	(191,553)
Total other expense	(99,125)	(86,287)	(185,412)
Net income (loss)	68,534	(86,287)	(17,753)
Income tax expense	-	-	-
Net income (loss)	68,534	(86,287)	(17,753)
Earnings (loss) per common share - basic	$0.00	$-	$(0.00)
Earnings (loss) per common share - diluted	$0.00	$-	$(0.00)
Weighted average common shares outstanding - basic	24,535,155	-	24,535,155
Weighted average common shares outstanding - diluted	25,140,646	-	24,535,155
Balance Sheet:
Current assets	$6,728,071	$(86,287)	$6,641,784
Total assets	28,210,450	(7,453,499)	20,756,951
Current liabilities	9,055,574	-	9,055,574
Total liabilities	13,702,323	-	13,702,323
Total shareholders' equity	14,508,127	(7,453,499)	7,054,628
Total liabilities and shareholders' equity	28,210,450	(7,453,499)	20,756,951

NOTE 3. REVENUE

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

NOTE 4. INVENTORIES

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

NOTE 6. INTANGIBLE ASSETS

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

NOTE 7. RELATED PARTY NOTE RECEIVABLE

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco Energy Corporation (“Tronco”), a party related to us through common control, in order to take over the legal position as Tronco’ s senior secured lender. Effective August 2017, the Company fully reserved the related party note receivable of $6,979,043, which reduced the related party note receivable balance to $0. The Company continues to hold the 8,267,860 shares of the Company’s common stock as collateral. The Company will record a recovery of the loan upon receiving repayment of the note or interest in other income. Interest only is due December 31, 2019, 2020 and 2021, with a balloon payment of all unpaid interest and principal due upon maturity on December 31, 2022. The interest rate on the note is 5.75.%.

NOTE 8. LONG-TERM DEBT

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

NOTE 9. TOTAL EQUITY

A summary of changes in total equity for the three months ended March 31, 2019 and 2018 is presented below:

	Common Stock		Additional Paid-in	Restated Accumulated	Restated Total Shareholders
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2018	25,018,098	$25,018	$39,440,611	$(32,055,410)	$7,410,219
Stock-based compensation expense	-	-	181,852	-	181,852
Net loss	-	-	-	(245,876)	(245,876)
Balance - March 31, 2019	25,018,098	$25,018	$39,622,463	$(32,301,286)	$7,346,195

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2017	24,535,155	$24,535	$38,907,864	$(31,997,035)	$6,935,364
Stock-based compensation expense	-	-	137,017	-	137,017
Net income	-	-	-	(17,753)	(17,753)
Balance - March 31, 2018	24,535,155	$24,535	$39,044,881	$(32,014,788)	$7,054,628

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

NOTE 11. SUBSEQUENT EVENTS

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

In August 2019, the Company accepted an offer to sale its airplane hangar. This asset was held for sale as of June 30, 2019. The Company expects to finalize the sale in the third quarter of 2019 for a $6,000 loss.

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

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

The following table represents summary consolidated operating results for the periods indicated:

	Three-Months Ended March 31,
(in thousands)	2019 (Restated)		2018
Tool revenue	3,444	68%	3,525	77%
Contract services	1,592	32%	1,075	23%
Revenue	$5,036	100%	$4,600	100%
Operating costs and expenses	5,123	102%	4,433	96%
Income (loss) from operations	(87)	(2)%	167	4%
Other expense	(159)	(3)%	99	2%
Net income (loss)	$(246)	(5)%	$68	2%

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

Operating Costs and Expenses. Total operating costs and expenses increased approximately $690,000 for the 2019 three-month period.

●	Cost of revenue increased approximately $244,000 due to an increase in volume. As a percentage of revenue, cost of sales was 41% for the three months ended March 31, 2019, and 39% for the three months ended March 31, 2018. Cost of revenue as a percent of sales increased due to international start-up costs, which was offset by the volume of bit refurbishment.

●	Selling, general and administrative expenses increased approximately $371,000 to $2,069,000 and was 41% of revenue compared with 37% in the prior-year period. The increase was primarily due to an increase in professional fees, stock compensation expense, and accrued bonus expense. Payment of bonuses is subject to the Company’s annual financial performance goals.

Other Income (Expenses). Other income and expense primarily consists of interest income, interest expense and loss on disposition of assets.

●	Interest Income. For the three months ended March 31, 2019 and 2018 interest income was approximately $19,000 and $6,000, respectively.

●	Interest Expense. Interest expense for the three months ended March 31, 2019 and 2018 was approximately $178,000 and $192,000, respectively. The decline in interest expense was due primarily to the reduction in the balance outstanding on the Hard Rock Note.

Liquidity and Capital Resources

At March 31, 2019, we had working capital of approximately $2,000,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and debt to enhance liquidity. We will continue to work to grow revenue and manage costs to be cash flow positive in 2019. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2019 due to a material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement in our interim financial statements will not be prevented or detected on a timely basis. A material weakness in internal control was discovered related to a related party note receivable and the application of complex accounting guidance. During the course of our assessment, management identified that the Company has a lack of appropriate accounting expertise within its accounting department, specifically around evaluating the related party note receivable for recoverability. Management believes the lack of accounting expertise to appropriately apply GAAP for complex and non-routine transactions amounts to a material weakness in its internal control over financial reporting. As a result, at March 31, 2019 and on the date of this Report, our internal control over financial reporting is not effective.

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

At March 31, 2019, we had working capital of approximately $2,000,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and debt to enhance liquidity. We will continue to work to grow revenue and review additional cost containment measures and be cash flow positive in 2019. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

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

We have identified a material weakness in our internal control over financial reporting relating to the errors in the accounting  related to the Tronco loan.  As a result of such weakness, we concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective and had to restate certain prior consolidated financial statements.  This contributed to a delay in the filing of this Quarterly Report.  For further information regarding this matter, refer to Part I, Item 4 – Controls and Procedures.

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

