Form 10-Q
period 2019-06-30
Superior Drilling Products, Inc.
filed 2019-08-19
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION.

Item 1. Financial Statements

Superior Drilling Products, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2019	Restated December 31, 2018
ASSETS
Current assets
Cash	$3,214,651	$4,264,767
Accounts receivable, net	3,313,330	2,273,189
Prepaid expenses	235,358	133,607
Inventories	1,162,504	1,003,623
Asset held for sale	258,847	-
Total current assets	8,184,690	7,675,186
Property, plant and equipment, net	8,172,914	8,226,009
Intangible assets, net	2,569,445	3,686,111
Other noncurrent assets	58,278	51,887
Total assets	$18,985,327	$19,639,193
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$784,292	$721,361
Accrued expenses	1,197,524	631,860
Current portion of long-term debt, net of discounts	4,820,299	4,578,759
Total current liabilities	6,802,115	5,931,980
Long-term debt, less current portion, net of discounts	5,098,327	6,296,994
Total liabilities	11,900,442	12,228,974
Commitments and contingencies (Note 9)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 25,034,747 shares issued and outstanding	25,035	25,018
Additional paid-in-capital	39,758,560	39,440,611
Accumulated deficit	(32,698,710)	(32,055,410)
Total shareholders’ equity	7,084,885	7,410,219
Total liabilities and shareholders’ equity	$18,985,327	$19,639,193

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	Restated 2018	2019	Restated 2018

Revenue
Tool revenue	$2,573,513	$4,053,061	$6,017,422	$7,600,889
Contract services	1,969,929	1,345,862	3,562,366	2,398,327

Total Revenue	4,543,442	5,398,923	9,579,788	9,999,216

Operating costs and expenses
Cost of revenue	2,013,598	1,942,671	4,056,626	3,741,615
Selling, general and administrative expenses	1,816,195	1,426,985	3,885,235	3,124,648
Depreciation and amortization expense	930,410	941,683	1,941,515	1,877,710

Total operating costs and expenses	4,760,203	4,311,339	9,883,376	8,743,973

Operating income (loss)	(216,761)	1,087,584	(303,588)	1,255,243

Other income (expense)
Interest income	21,431	7,873	40,364	14,014
Interest expense	(216,241)	(182,497)	(394,223)	(374,050)
Gain on disposition of assets	14,147	-	14,147	-
Total other expense	(180,663)	(174,624)	(339,712)	(360,036)

Net income (loss)	$(397,424)	$912,960	$(643,300)	$895,207

Basic income (loss) earnings per common share	$(0.02)	$0.04	$(0.03)	$0.04
Basic weighted average common shares outstanding	25,034,580	24,535,155	25,026,384	24,535,155
Diluted income (loss) per common share	$(0.02)	$0.04	$(0.03)	$0.04
Diluted weighted average common shares outstanding	25,034,580	25,140,467	25,026,384	25,140,467

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended June 30,
	2019	Restated 2018
Cash Flows From Operating Activities
Net income (loss)	$(643,300)	$895,207
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	1,941,515	1,877,711
Amortization of debt discount	-	31,281
Share based compensation expense	317,966	240,344
Impairment of inventories		41,396
Gain on disposition of assets	(14,147)	-
Amortization of deferred loan costs	6,179	-
Changes in operating assets and liabilities:
Accounts receivable	(1,040,141)	(541,556)
Inventories	(158,881)	211,368
Prepaid expenses and other noncurrent assets	(108,142)	(41,223)
Accounts payable and accrued expenses	628,595	(621,631)
Net Cash From Operating Activities	929,644	2,092,897
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(685,614)	(131,716)
Net Cash From Investing Activities	(685,614)	(131,716)
Cash Flows From Financing Activities
Principal payments on debt	(2,895,957)	(1,252,463)
Proceeds received from debt borrowings	800,000	-
Payments on revolving loan	(437,922)	-
Proceeds received on revolving loan	1,309,836	-
Debt issuance costs	(70,103)	-
Net Cash From Financing Activities	(1,294,146)	(1,252,463)
Net change in Cash	(1,050,116)	708,718
Cash at Beginning of Period	4,264,767	2,375,179
Cash at End of Period	$3,214,651	$3,083,897
Supplemental information:
Cash paid for Interest	$466,976	$340,891
Acquisition of equipment by issuance of note payable	$330,840	-

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2019

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Superior Drilling Products, Inc. (the “Company”, “SDPI”, “we”, “our” or “us”) is an innovative drilling and completion tool technology company providing cost saving solutions that drive drilling efficiencies for the oil and natural gas drilling and completions industry. We are headquartered in Vernal, Utah with manufacturing operations both there and in Abilene, Texas. We also have offices in Saudi Arabia. Our drilling solutions include the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool”) and the patented Strider™ Drill String Oscillation System technology (“Strider technology” or “Strider”). In addition, the Company is a manufacturer and refurbisher of PDC (polycrystalline diamond compact) drill bits and other select products for a leading oil field services company. Our drill tool fabrication facilities are state-of-the-art operations, where we manufacture both our solutions for the drilling industry, as well as customers’ custom products.

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

Unaudited Interim Financial Presentation

These interim consolidated condensed financial statements for the three and six months ended June 30, 2019 and 2018, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations expected for the year ended December 31, 2019. These interim consolidated condensed financial statements should be read in conjunction with the audited restated consolidated financial statements of the Company for the years ended December 31, 2018 and 2017 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”).

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

Significant Customers

For the six months ended June 30, 2019, two customers represented 94% of our total revenue during the period. For the six months ended June 30, 2018, two customers represented 95% of our total revenue during the period.

Significant Vendors

The Company had one vendor that represented 11% of our purchases for the six months ended June 30, 2019. This vendor had approximately $158,000 in accounts payable at June 30, 2019 and purchases in the six months of 2019 from this vendor totaled approximately $479,000. The Company had one vendor that represented 13% of our purchases for the six months ended June 30, 2018. This vendor had approximately $97,000 in accounts payable at June 30, 2018 and purchases in the six months of 2018 from this vendor totaled approximately $486,000.

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

Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which introduces the recognition of lease assets and lease liabilities by lessees for all leases, which are not short-term in nature. The new standard requires a modified retrospective transition for capital or operating leases existing at, or entered into, after the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosure and will adopt this standard on January 1, 2020.

NOTE 2. REVENUE

Accounting Policy

We account for revenue in accordance with Topic 606, which we adopted on January 1, 2019, using the full retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date for the six months ended June 30, 2019. The Company did not record any adjustments to opening retained earnings as of December 31, 2017 or for any periods previously presented. Furthermore, the impact of the adoption of the new standard is immaterial to our revenue and gross profit on an ongoing basis.

Revenue Recognition

Our revenue is derived from short-term contracts. Revenue is recognized when we satisfy a performance obligation by transferring control of the promised goods or services to our customers at a point in time, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. We also assess our customer’s ability and intention to pay, which is based on a variety of factors including our customer’s historical payment experience and financial condition. Payment terms and conditions vary, although terms generally include a requirement of payment within 30 days.

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

Disaggregation of Revenue

Approximately 96% of our revenue is from the United States and approximately 4% is from the Middle East for the six months ended June 30, 2019. For the six months ended June 30, 2018, approximately 97% of our revenue was from the United States and approximately 3% was from the Middle East.

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

Contract Services

Drill Bit Manufacturing and Refurbishment: We recognize revenue for our PDC drill bit services upon transfer of control, which we determined to be the shipping point. Shipping and handling costs related to refurbishing services are paid directly by the customer at the time of shipment. By contract, we can only refurbish and manufacture oil or gas drill bits for Baker Hughes, but we are not contractually prohibited from manufacturing drill bits for the mining industry.

Revenue disaggregated by revenue source are as follows:

	Six months ended June 30,
	2019	2018

Tool Revenue:
Tool and product sales	$2,303,489	$4,168,958
Tool rental	449,648	329,235
Other related revenue	3,264,285	3,102,696
Total Tool Revenue	6,017,422	7,600,889

Contract Services	3,562,366	2,398,327

Total Revenue	$9,579,788	$9,999,216

Contract Costs

We do not incur any material costs of obtaining contracts.

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606.

NOTE 3. INVENTORIES

Inventories are comprised of the following:

	June 30, 2019	December 31, 2018
Raw material	$979,451	$738,330
Work in progress	134,918	217,158
Finished goods	48,135	48,135
	$1,162,504	$1,003,623

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	June 30, 2019	December 31, 2018
Land	$880,416	$880,416
Buildings	4,771,635	4,847,778
Building improvements	755,039	755,039
Machinery and equipment	9,405,020	8,816,880
Office equipment, fixtures and software	525,250	518,806
Transportation assets	654,054	811,378
Construction in progress	338,573	-
	17,329,987	16,630,297
Accumulated depreciation	(9,157,073)	(8,404,288)
	$8,172,914	$8,226,009

The Company has decided to sell the Company airplane and respective hangar, and we expect a sale to be completed in the next 12 months. Accordingly, these assets are reported as assets held for sale on our balance sheet as of June 30, 2019 at their carrying value, which is lower than the expected fair value less costs to sell.

Depreciation expense related to property, plant and equipment for the three and six months ended June 30, 2019 was $425,410 and $824,849, respectively and for the three and six months ended June 30, 2018 was $330,016 and $654,377, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	June 30, 2019	December 31, 2018
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(12,330,555)	(11,213,889)
	$2,569,445	$3,686,111

Amortization expense related to intangible assets for the three and six months ended June 30, 2019 was $505,000 and $1,116,666, respectively and for the three and six months ended June 30, 2018 was $611,667 and $1,223,334, respectively.

Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of June 30, 2019, the Company reviewed the net balance of the intangible assets and determined no impairment was needed.

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

NOTE 7. LONG-TERM DEBT

Long-term debt is comprised of the following:

	June 30, 2019	December 31, 2018
Real estate loans	$3,101,250	$4,255,152
Hard Rock Note	4,500,000	6,000,000
Credit Agreement	1,557,990	-
Machinery loans	434,000	327,879
Transportation loans	325,386	292,722
Less:
Current portion	(4,820,299)	(4,578,759)
Long-term debt, net	$5,098,327	$6,296,994

Real Estate Loans

On February 1, 2019, we signed a loan agreement for $3,129,861 refinancing our commercial bank loan that is secured by our Vernal, Utah Campus. We paid $1,000,000 towards the previous loan that was scheduled to mature on February 15, 2019, upon refinancing. The loan requires monthly payments of approximately $43,000, including principal and interest at 7.25%, and is secured by the land and buildings at our Vernal, Utah Campus. A balloon payment of approximately $2,500,000 is due upon maturity on February 15, 2021.

Hard Rock Note

In 2014, the Company purchased all of the interests of Hard Rock Solutions, LLC (“Hard Rock”). Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”). The Hard Rock Note and subsequent amendments are secured by all of the patents, patents pending, other patent rights, and trademarks transferred to Hard Rock.

Under the current terms of Hard Rock Note, we are required to pay principal payments of $750,000 (plus accrued interest) on each January 5, April 5, July 5 and October 5 in 2019 and 2020. In January 2019, the Company made a principal payment of $750,000 and an interest payment of $183,411. In April 2019, the Company made a principal payment of $750,000 and an interest payment of $88,639. In July 2019, the Company made a principal payment of $750,000 and an interest payment of $81,339. The remaining principal due is $3,750,000.

Credit Agreement

In February 2019, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Austin Financial Services, Inc. (“AFS”). The Credit Agreement provides a $4.3 million credit facility, which includes a $0.8 million term loan (the “Term Loan”) and a $3.5 million revolver (the “Revolving Loan”). As of June 30, 2019, $871,914 was outstanding on the Revolving Loan. Amounts outstanding under the revolver at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect; less a dilution reserve as determined by AFS in its sole good faith discretion, plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. Amounts outstanding on the Revolving Loan as of June 30, 2019, may not exceed $2,727,667, which is based on a calculation applying 85% of accounts receivable and 50% of inventory. A collateral management fee is payable monthly on the used portion of the Revolving Loan and Term Loan. If our borrowings are less than $1,000,000 then we pay interest as if we had borrowed $1,000,000. At June 30, 2019, we had approximately $17,000 of accrued interest.

The Credit Agreement contains various restrictive covenants that, among other things, limit or restrict the ability of the borrowers to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; make investments; engage in mergers, acquisitions and dispositions; make optional prepayments of other indebtedness; engage in transactions with affiliates; and enter into restrictive agreements. The Credit Agreement does not include any financial covenants. If an event of default occurs, the lenders are entitled to accelerate the advances made thereunder and exercise rights against the collateral. Borrowing under the Revolving Loan is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause. At June 30, 2019, $871,914 of the Revolving Loan was outstanding. Also at June 30, 2019, we were in compliance with the covenants in the Credit Agreement.

The interest rate for the Term Loan and the Revolving Loan is prime plus 2%. At June 30, 2019, the interest rate was 11.1%, which includes a 3.6% management fee rate. The obligations of the borrowers under the agreement are secured by a security interest in substantially all of the tangible and intangible assets of the borrowers, other than any assets owned by the borrowers that constitute real property (and fixtures affixed to such real property), certain excluded equipment, intellectual property, or aircraft. The Credit Agreement matures on February 20, 2023, subject to early termination pursuant to the terms of the agreement or extension as may be agreed by the parties.

Equipment Loans

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

NOTE 8. TOTAL EQUITY

A summary of changes in total equity for the six months ended June 30, 2019 and 2018 is presented below:

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2018	25,018,098	$25,018	$39,440,611	$(32,055,410)	$7,410,219
Stock-based compensation expense	16,649	17	317,949	-	317,966
Net loss	-	-	-	(643,300)	(643,300)
Balance – June 30, 2019	25,034,747	$25,035	$39,758,560	$(32,698,710)	$7,084,885

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2017	24,535,155	$24,535	$38,907,864	$(31,997,035)	$6,935,364
Stock-based compensation expense	-	-	240,344	-	240,344
Net income	-	-	-	895,207	895,207
Balance – June 30, 2018	24,535,155	$24,535	$39,148,208	$(31,101,828)	$8,070,915

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

NOTE 10. SUBSEQUENT EVENTS

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

In August 2019, the Company accepted an offer to sell its airplane hangar. This asset was held for sale as of June 30, 2019. The Company expects to finalize the sale in the third quarter of 2019 for a $6,000 loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of June 30, 2019, and our results of operations for the three and six months ended June 30, 2019 and 2018. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited restated financial statements for the years ended December 31, 2018 and 2017, which were included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (the “SEC”).

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

For the past 24 years, we have manufactured and refurbished PDC drill bits exclusively for Baker Hughes’s oilfield operations in the Rocky Mountain, California and Alaska regions, as well as other areas as needed to support their internal operations. Effective April 1, 2018, we entered into a new Vendor Agreement (the “Agreement”) with Baker Hughes Oilfield Operations LLC (“Baker Hughes”), replacing our former Vendor Agreement, which expired on March 31, 2018. Under the agreement, we will serve an expanded market throughout the U.S., receive a base minimum volume in drill bit refurbishment and continue to provide our drill bit refurbishment services exclusively for Baker Hughes. The agreement has a four-year term with minimum repair levels and allows for modifications in the event of market deterioration. Either party has the right to cancel the agreement with 6-months’ notice.

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

In May 2016, the Company entered into an agreement with Drilling Tools International (“DTI”), under which DTI had a requirement to purchase our Drill-N-Ream tool for their rental tool business and achieve market share requirements in order to maintain exclusive marketing rights for the Drill-N-Ream in the U.S. and Canada, both onshore and offshore. We receive revenue from DTI for tool sales, tool repairs and a royalty fee based on the tools usage. DTI has not achieved the defined market share goals and no longer has exclusive rights to market the Drill-N-Ream allowing the Company to work with other customers to expand the market reach of the Drill-N-Ream.

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

In addition, the Company is providing the Drill-N-Ream to NESR in Kuwait on a purchase order basis while discussing future potential arrangements.

Industry Trends and Market Factors

Our business is highly dependent upon the vibrancy of the oil and gas drilling operations primarily in the U.S. Oil and gas prices have historically been volatile. The total U.S. rig count as reported by Baker Hughes at the end of the second quarter of 2019 was 967 rigs, a decrease of 80 from the second quarter of 2018 total of 1,047 rigs. Production of oil in the U.S. has increased to record levels of roughly 11.7 million barrels per day, which makes the U.S. the number one oil producing country in the world. Oil production in the U.S. has grown at a faster rate than the increased rig count because of better rig technology and higher rates of productivity per rig. With the increase in market activity, we have seen an increase in demand for our products and services. As we expand into international markets, we will become more subject to changes in the industry in the countries in which we operate, such as Saudi Arabia, Kuwait and Oman. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future.

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

How We Generate our Revenue

We have two large customers: DTI, who distributes the Drill-N-Ream in the U.S. and Canada, and Baker Hughes, for whom we primarily refurbish bits. We have been expanding our relationship with Baker Hughes to include the repair of other tools. We expect to continue to grow opportunities with this customer and to increase revenue from additional new customers in the Middle East. Revenue is identified as Tool revenue which is related to drilling tools of our design that we manufacture for sale or rent or Contract Services, which is the repair, refurbishment or manufacture of our customers drilling tools.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents summary consolidated operating results for the periods indicated:

	Three-Months Ended June 30,				Six-Months Ended June 30,
(in thousands)	2019		2018		2019		2018
Tool revenue	2,573	57%	4,053	75%	6,018	63%	7,601	76%
Contract services	1,970	43%	1,346	25%	3,562	37%	2,398	24%
Revenue	$4,543	100%	$5,399	100%	9,580	100%	9,999	100%
Operating costs and expenses	4,760	105%	4,311	80%	9,883	103%	8,744	87%
Income (loss) from operations	(217)	(5)%	1,088	20%	(303)	(3)%	1,255	13%
Other expense	180	4%	175	3%	340	4%	360	4%
Net income (loss)	$(397)	(9)%	$913	17%	(643)	(7)%	895	9%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below. Comparisons are to the prior-year period unless stated otherwise.

Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018

Revenue. Our revenue decreased approximately $856,000, or 16%, due to a decline in tool revenue, which was partially offset by an increase in contract services revenue.

Tool revenue was $2,573,000, down 37% or $1,480,000, from the prior-year period. The decline was mostly the result of tool rental and sales revenue declining $1,506,000, or 60%, to approximately $1,000,000 primarily due to lower tool sales as a result of a decrease in demand, which is driven by a decrease in the U.S. rig count and a longer tool life resulting in fewer replacement tool sales for the current period. Other related tool revenue increased $26,000, or 2%, to $1,573,000, reflecting the high level of activity of DNR. Other related tool revenue includes royalty fees, maintenance and repair of tools.

Contract services revenue increased approximately $624,000, or 46%, to $1,970,000. The increase was due to the result of the expanded relationship with our customer, the increased area for which we refurbish drill bits, the additional tool we are repairing and the manufacture of products for our customers.

Operating Costs and Expenses. Total operating costs and expenses increased approximately $449,000 for the 2019 three-month period.

●	Cost of revenue increased approximately $71,000. As a percentage of revenue, cost of revenue was 44% for the three months ended June 30, 2019, and 36% for the three months ended June 30, 2018. Cost of revenue as a percent of sales increased due to international start-up costs, write off of obsolete inventory, and higher costs associated with opening of the new West Texas repair facility in October 2018

●	Selling, general and administrative expenses increased approximately $389,000 to $1,816,000 and was 40% of revenue compared with 26% in the prior-year period. The increase was primarily due to an increase in R&D expense, international sales and marketing expense, professional fees, stock compensation expense, and accrued bonus expense.

●	Depreciation and amortization expenses decreased approximately $12,000 to $930,000 for the three months ended June 30, 2019. Depreciation expense increased due to an expanded Middle East rental tool fleet while amortization expense decreased.

Other Income (Expenses). Other income and expense primarily consists of interest income, interest expense and loss on disposition of assets.

●	Interest Income. Interest income for the three months ended June 30, 2019 and 2018 interest income was approximately $21,000 and $8,000, respectively.

●	Interest Expense. Interest expense for the three months ended June 30, 2019 and 2018 was approximately $216,000 and $182,000, respectively. The increase in interest expense was due primarily to the Credit Agreement, which was partially offset by the reduction in the balance outstanding on the Hard Rock Note.

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

Revenue. Our revenue decreased approximately $419,000, or 4%, due to a decline in tool revenue, which was partially offset by an increase in contract services revenue.

Tool revenue was $6,018,000, down 21% or $1,583,000, from the prior-year period. The decline was mostly the result of tool rental and sales revenue declining $1,745,000, or 39%, to approximately $2,753,000 primarily due to lower tool sales in U.S as a result of a decrease in demand, which is driven by a decrease in the U.S. rig count and a longer tool life resulting in fewer replacement tool sales for the current period. This was somewhat offset by increases in tool rental revenue in the Middle East. Other related tool revenue increased $26,000, or 1%, to $3,264,000, reflecting the consistent level of activity of DNR. Other related tool revenue includes royalty fees, maintenance and repair of tools.

Contract services revenue increased approximately $1,164,000, or 49%, to $3,562,000. The increase was due to the result of the expanded relationship with our customer, the increased area for which we refurbish drill bits, the additional tool we are repairing and the manufacture of products for our customers.

Operating Costs and Expenses. Total operating costs and expenses increased approximately $1,139,000 for the 2019 six-month period.

●	Cost of revenue increased approximately $315,000. As a percentage of revenue, cost of revenue was 42% for the six months ended June 30, 2019, and 37% for the six months ended June 30, 2018. Cost of revenue as a percent of sales increased due to international start-up costs, write off of obsolete inventory, higher costs associated with opening of the new West Texas repair facility in October 2018 offset by lower new tool DNR cost of goods sold due to lower tool sales and DNR tool retrofit costs in the second quarter of 2018.

●	Selling, general and administrative expenses increased approximately $761,000 to $3,885,000 and was 41% of revenue compared with 31% in the prior-year period. The increase was primarily due to an increase in international sales and marketing expense, professional fees, stock compensation expense, and accrued bonus expense.

●	Depreciation and amortization expenses increased approximately $64,000 to $1,942,000 for the six months ended June 30, 2019. Depreciation expense increased due to an expanded Middle East rental tool fleet while amortization expense decreased.

Other Income (Expenses). Other income and expense primarily consists of interest income, interest expense and loss on disposition of assets.

●	Interest Income. Interest income for the six months ended June 30, 2019 and 2018 interest income was approximately $40,000 and $14,000, respectively.

●	Interest Expense. Interest expense for the six months ended June 30, 2019 and 2018 was approximately $394,000 and $374,000, respectively. The increase in interest expense was due primarily to the costs and borrowings associated with the Credit Agreement, which was partially offset by the reduction in the balance outstanding on the Hard Rock Note.

Liquidity and Capital Resources

At June 30, 2019, we had working capital of approximately $1,400,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and debt to enhance liquidity. We will continue to work to grow revenue and manage costs to be cash flow positive in 2019. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

As amended and restated effective November 21, 2018, the Hard Rock Note has a remaining balance of $4.5 million as of June 30, 2019, accrues interest at 7.25% per annum and matures and is fully payable on October 5, 2020. Under the current terms of Hard Rock Note, we are required to pay principal payments of $750,000 (plus accrued interest) on each January 5, April 5, July 5 and October 5 in 2019 and 2020. We have made the January 5, 2019, April 5, 2019 and July 5, 2019 payments on the Hard Rock Note.

In February 2019, we refinanced our commercial bank loan which is secured by our Vernal, Utah campus. The loan requires monthly payments of approximately $43,000, including principal and interest at 7.25%, and a balloon payment of $2,500,000 is due upon maturity on February 15, 2021.

Also in February 2019, we entered into a $4.3 million Credit Agreement comprised of a $0.8 million Term Loan and a $3.5 million Revolving Loan. As of June 30, 2019, we had $750,000 outstanding on the Term Loan and $871,914 outstanding on the Revolving Loan. The interest rate is prime plus 2% for both loans. The Credit Agreement matures on February 20, 2023.

Cash Flows

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

Net cash provided by operating activities was $929,644 and $2,092,897 for the six months ended June 30, 2019 and 2018, respectively. The primary reason for the decrease was the reduction in net income.

Net cash used in investing activities was $685,614 and $131,716 for the six months ended June 30, 2019 and 2018, respectively, and related to property, plant and equipment purchases mostly for tools to support the expansion in the Middle East.

Net cash used in financing activities was $1,294,146 and $1,252,463 for the six months ended June 30, 2019 and 2018, respectively. Higher principal payments on debt were offset by proceeds of debt borrowings.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2019 due to a material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement in our interim financial statements will not be prevented or detected on a timely basis. A material weakness in internal control was discovered related to a related party note receivable and the application of complex accounting guidance. During the course of our assessment, management identified that the Company has a lack of appropriate accounting expertise within its accounting department. Management believes the lack of accounting expertise to appropriately apply GAAP for complex and non-routine transactions amounts to a material weakness in its internal control over financial reporting. As a result, at June 30, 2019 and on the date of this Report, its internal control over financial reporting is not effective.

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

At June 30, 2019, we had working capital of approximately $1,400,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and debt to enhance liquidity. We will continue to work to grow revenue and review additional cost containment measures and be cash flow positive in 2019. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

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

In February 2019, we entered into a $4.3 million Credit Agreement comprised of a $0.8 million Term Loan and a $3.5 million Revolving Loan. As of June 30, 2019, we had $750,000 outstanding on the Term Loan and $871,914 outstanding on the Revolving Loan. The interest rate is prime plus 2% for both loans. The Credit Agreement matures on February 20, 2023. If we are unable to make required payments under the Credit Agreement, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, unless we are able to obtain, on a timely basis, a necessary waiver or amendment. Any waiver or amendment may require us to revise the terms of our agreement which could increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of our operations. Upon the occurrence of any event of default that is not waived, the lenders could elect to exercise any of their available remedies, which include the right to not lend any additional amounts or, in the event we have outstanding indebtedness under the Credit Agreement, to declare any outstanding indebtedness, together which any accrued interest and other fees, to be immediately due and payable. If we are unable to repay the outstanding indebtedness, if any, under the Credit Agreement when due, the lenders would be permitted to proceed against their collateral and this could have a material adverse effect on our business and financial condition.

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

We are required to make remaining payments on the Hard Rock Note of $3.0 million per year (plus accrued interest) in 2019 and 2020. In addition, we are required to make monthly payments of approximately $115,000 on our other indebtedness.

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

Our customer base is concentrated and the loss of, or nonperformance by, one or more of our significant customers, or our failure to expand our channels to market and further commercialize our drilling technologies could cause our revenue to decline substantially.

We have two large customers that currently comprise 94% of our total revenue. It is likely that we will continue to derive a portion of our revenue from a relatively small number of customers in the future. If a major customer decided not to continue to use our services or significantly reduces its drilling plans, or if we are unable to expand our channels to market or further commercialize our drilling technologies, our revenue would decline and our operating results and financial condition could be harmed. In addition, we are subject to credit risk due to the concentration of our customer base. Any increase in the nonpayment of and nonperformance by our counterparties, either as a result of changes in financial and economic conditions or otherwise, could have a material effect on our business, results of operations and financial condition and could adversely affect our liquidity.

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

