Form 10-Q
period 2019-09-30
Superior Drilling Products, Inc.
filed 2019-11-07
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Yes [  ] No [X]

There were 25,097,750 shares of common stock, $0.001 par value, issued and outstanding as of November 7, 2019.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION.

Item 1. Financial Statements

Superior Drilling Products, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2019	Restated December 31, 2018
ASSETS
Current assets
Cash	$2,791,956	$4,264,767
Accounts receivable, net	4,098,536	2,273,189
Prepaid expenses	167,464	133,607
Inventories	960,330	1,003,623
Asset held for sale	252,704	-
Total current assets	8,270,990	7,675,186
Property, plant and equipment, net	7,868,520	8,226,009
Intangible assets, net	2,277,778	3,686,111
Other noncurrent assets	58,028	51,887
Total assets	$18,475,316	$19,639,193
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,274,041	$721,361
Accrued expenses	1,610,265	631,860
Current portion of long-term debt, net of discounts	4,591,811	4,578,759
Total current liabilities	7,476,117	5,931,980
Long-term debt, less current portion, net of discounts	4,176,321	6,296,994
Total liabilities	11,652,438	12,228,974
Commitments and contingencies (Note 9)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 25,097,750 shares issued and outstanding	25,098	25,018
Additional paid-in-capital	39,914,248	39,440,611
Accumulated deficit	(33,116,468)	(32,055,410)
Total shareholders’ equity	6,822,878	7,410,219
Total liabilities and shareholders’ equity	$18,475,316	$19,639,193

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	Restated 2018	2019	Restated 2018

Revenue
Tool revenue	$3,194,999	$3,361,182	$9,212,420	$10,962,071
Contract services	1,881,216	1,404,179	5,443,583	3,802,506

Total Revenue	5,076,215	4,765,361	14,656,003	14,764,577

Operating costs and expenses
Cost of revenue	2,062,803	1,665,774	6,119,429	5,407,389
Selling, general and administrative expenses	2,501,970	1,866,833	6,387,205	4,991,481
Depreciation and amortization expense	738,555	942,473	2,680,070	2,820,183

Total operating costs and expenses	5,303,328	4,475,080	15,186,704	13,219,053

Operating income (loss)	(227,113)	290,281	(530,701)	1,545,524

Other income (expense)
Interest income	12,080	16,066	52,444	30,080
Interest expense	(196,582)	(178,642)	(590,805)	(552,692)
Gain on disposition of assets	-		14,147
Impairment on asset held for sale	(6,143)	-	(6,143)	-
Total other income (expense)	(190,645)	(162,576)	(530,357)	(522,612)

Net income (loss)	$(417,758)	$127,705	$(1,061,058)	$1,022,912

Basic income (loss) earnings per common share	$(0.02)	$0.01	$(0.04)	$0.04
Basic weighted average common shares outstanding	25,074,466	24,542,551	25,042,577	24,537,647
Diluted income (loss) per common share	$(0.02)	$0.01	$(0.04)	$0.04
Diluted weighted average common shares outstanding	25,074,466	25,162,445	25,042,577	25,156,629

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended September 30,
	2019	Restated 2018
Cash Flows From Operating Activities
Net income (loss)	$(1,061,058)	$1,022,912
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	2,680,070	2,820,183
Amortization of debt discount	-	43,459
Share based compensation expense	473,717	372,211
Impairment of inventories	-	41,396
Gain on disposition of assets	(14,147)	-
Impairment on asset held for sale	6,143
Amortization of deferred loan costs	10,561	-
Changes in operating assets and liabilities:
Accounts receivable	(1,825,347)	38,150
Inventories	(539,586)	121,484
Prepaid expenses and other noncurrent assets	(39,998)	(308,072)
Accounts payable and accrued expenses	1,531,085	(181,515)
Net Cash From Operating Activities	1,221,440	3,970,208
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(392,691)	(183,263)
Net Cash From Investing Activities	(392,691)	(183,263)
Cash Flows From Financing Activities
Principal payments on debt	(3,813,443)	(1,887,061)
Proceeds received from debt borrowings	800,000	-
Payments on revolving loan	(735,019)	-
Proceeds received on revolving loan	1,517,005	-
Debt issuance costs	(70,103)	-
Net Cash From Financing Activities	(2,301,560)	(1,887,061)
Net change in Cash	(1,472,811)	1,899,884
Cash at Beginning of Period	4,264,767	2,375,179
Cash at End of Period	$2,791,956	$4,275,063
Supplemental information:
Cash paid for Interest	$673,251	$488,112
Inventory converted to property, plant and equipment	$582,879	-
Acquisition of equipment by issuance of note payable	$183,378	-

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2019

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

Unaudited Interim Financial Presentation

These interim consolidated condensed financial statements for the three and nine months ended September 30, 2019 and 2018, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations expected for the year ended December 31, 2019. These interim consolidated condensed financial statements should be read in conjunction with the audited restated consolidated financial statements of the Company for the years ended December 31, 2018 and 2017 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2019.

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

Significant Customers

For the nine months ended September 30, 2019, two customers represented 94% of our total revenue during the period. For the nine months ended September 30, 2018, two customers represented 95% of our total revenue during the period.

Significant Vendors

The Company had one vendor that represented 12% of our purchases for the nine months ended September 30, 2019. This vendor had approximately $218,000 in accounts payable at September 30, 2019 and purchases in the nine months of 2019 from this vendor totaled approximately $772,000. The Company had one vendor that represented 12% of our purchases for the nine months ended September 30, 2018. This vendor had approximately $147,000 in accounts payable at September 30, 2018 and purchases in the nine months of 2018 from this vendor totaled approximately $671,000.

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

NOTE 2. REVENUE

Accounting Policy

We account for revenue in accordance with Topic 606, which we adopted on January 1, 2019, using the full retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date for the nine months ended September 30, 2019. The Company did not record any adjustments to opening retained earnings as of December 31, 2017 or for any periods previously presented. Furthermore, the impact of the adoption of the new standard is immaterial to our revenue and gross profit on an ongoing basis.

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

Disaggregation of Revenue

Approximately 95% of our revenue is from the United States and approximately 5% is from the Middle East for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, approximately 98% of our revenue was from the United States and approximately 2% was from the Middle East.

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

Revenue disaggregated by revenue source are as follows:

	Nine months ended September 30,
	2019	2018

Tool Revenue:
Tool and product sales	$3,358,119	$5,746,828
Tool rental	755,720	406,335
Other related revenue	5,098,581	4,808,908
Total Tool Revenue	9,212,420	10,962,071

Contract Services	5,443,583	3,802,506

Total Revenue	$14,656,003	$14,764,577

Contract Costs

We do not incur any material costs of obtaining contracts.

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606.

NOTE 3. INVENTORIES

Inventories are comprised of the following:

	September 30, 2019	December 31, 2018
Raw material	$787,167	$738,330
Work in progress	125,028	217,158
Finished goods	48,135	48,135
	$960,330	$1,003,623

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	September 30, 2019	December 31, 2018
Land	$880,416	$880,416
Buildings	4,741,564	4,847,778
Building improvements	755,039	755,039
Machinery and equipment	9,807,981	8,816,880
Office equipment, fixtures and software	603,358	518,806
Transportation assets	350,871	811,378
	17,139,229	16,630,297
Accumulated depreciation	(9,270,709)	(8,404,288)
	$7,868,520	$8,226,009

The Company has decided to sell the Company airplane and respective hangar, and we expect a sale to be completed in the next 12 months. Accordingly, these assets are reported as assets held for sale on our balance sheet as of September 30, 2019 at their carrying value, which is lower than the expected fair value less costs to sell.

Depreciation expense related to property, plant and equipment for the three and nine months ended September 30, 2019 was $446,888 and $1,271,737, respectively and for the three and nine months ended September 30, 2018 was $330,806 and $985,183, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	September 30, 2019	December 31, 2018
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(12,622,222)	(11,213,889)
	$2,277,778	$3,686,111

Amortization expense related to intangible assets for the three and nine months ended September 30, 2019 was $291,667 and $1,408,333, respectively and for the three and nine months ended September 30, 2018 was $611,667 and $1,835,000, respectively.

Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of September 30, 2019, the Company reviewed the net balance of the intangible assets and determined no impairment was needed.

NOTE 6. RELATED PARTY NOTE RECEIVABLE

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco Energy Corporation (“Tronco”), a party related to us through common control, in order to take over the legal position as Tronco’ s senior secured lender. Effective August 2017, the Company fully reserved the related party note receivable of $6,979,043, which reduced the related party note receivable balance to $0. The Company continues to hold the 8,267,860 shares of the Company’s common stock as collateral. The Company will record a recovery of the loan upon receiving repayment of the note or interest in other income. Interest only is due December 31, 2019, 2020 and 2021, with a balloon payment of all unpaid interest and principal due upon maturity on December 31, 2022. The interest rate on the note is 5.5%.

NOTE 7. LONG-TERM DEBT

Long-term debt is comprised of the following:

	September 30, 2019	December 31, 2018
Real estate loans	$3,023,436	$4,255,152
Hard Rock Note	3,750,000	6,000,000
Credit Agreement	1,422,442	-
Machinery loans	260,678	327,879
Transportation loans	311,576	292,722
Less:
Current portion	(4,591,811)	(4,578,759)
Long-term debt, net	$4,176,321	$6,296,994

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

Under the current terms of Hard Rock Note, we are required to pay principal payments of $750,000 (plus accrued interest) on each January 5, April 5, July 5 and October 5 in 2019 and 2020. In January 2019, the Company made a principal payment of $750,000 and an interest payment of $183,411. In April 2019, the Company made a principal payment of $750,000 and an interest payment of $88,639. In July 2019, the Company made a principal payment of $750,000 and an interest payment of $81,339. In October 2019, the Company made a principal payment of $750,000 and an interest payment of $70,017. The remaining principal due as of the date of this filing is $3,000,000.

Credit Agreement

In February 2019, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Austin Financial Services, Inc. (“AFS”). The Credit Agreement provides a $4.3 million credit facility, which includes a $0.8 million term loan (the “Term Loan”) and a $3.5 million revolver (the “Revolving Loan”). As of September 30, 2019, $781,986 was outstanding on the Revolving Loan. Amounts outstanding under the revolver at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect; less a dilution reserve as determined by AFS in its sole good faith discretion, plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. Amounts outstanding on the Revolving Loan as of September 30, 2019, may not exceed $2,868,144, which is based on a calculation applying 85% of accounts receivable and 50% of inventory. A collateral management fee is payable monthly on the used portion of the Revolving Loan and Term Loan. If our borrowings are less than $1,000,000 then we pay interest as if we had borrowed $1,000,000. At September 30, 2019, we had approximately $16,000 of accrued interest.

The Credit Agreement contains various restrictive covenants that, among other things, limit or restrict the ability of the borrowers to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; make investments; engage in mergers, acquisitions and dispositions; make optional prepayments of other indebtedness; engage in transactions with affiliates; and enter into restrictive agreements. The Credit Agreement does not include any financial covenants. If an event of default occurs, the lenders are entitled to accelerate the advances made thereunder and exercise rights against the collateral. Borrowing under the Revolving Loan is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause. At September 30, 2019, $781,986 of the Revolving Loan was outstanding. Also at September 30, 2019, we were in compliance with the covenants in the Credit Agreement.

The interest rate for the Term Loan and the Revolving Loan is prime plus 2%. At September 30, 2019, the interest rate was 10.85%, which includes a 3.6% management fee rate. The obligations of the borrowers under the agreement are secured by a security interest in substantially all of the tangible and intangible assets of the borrowers, other than any assets owned by the borrowers that constitute real property (and fixtures affixed to such real property), certain excluded equipment, intellectual property, or aircraft. The Credit Agreement matures on February 20, 2023, subject to early termination pursuant to the terms of the agreement or extension as may be agreed by the parties.

Equipment Loans

The Company purchased equipment in November 2019 and entered into a note payable with a financing company for $412,000. The Company will incur an additional liability of $66,000 with the financing company when the equipment purchase is finalized at the end of November 2019. The note will have an interest rate of 7.5% and will mature in five years. The Company will pay monthly payments on this note beginning in December 2019 of approximately $10,000.

NOTE 8. TOTAL EQUITY

A summary of changes in total equity for the nine months ended September 30, 2019 and 2018 is presented below:

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2018	25,018,098	$25,018	$39,440,611	$(32,055,410)	$7,410,219
Stock-based compensation expense	79,652	80	473,637	-	473,717
Net loss	-	-	-	(1,061,058)	(1,061,058)
Balance – September 30, 2019	25,097,750	$25,098	$39,914,248	$(33,116,468)	$6,822,878

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2017	24,535,334	$24,535	$38,907,864	$(31,997,035)	$6,935,364
Stock-based compensation expense	15,645	16	372,195	-	372,211
Net income	-	-	-	1,022,912	1,022,912
Balance – September 30, 2018	24,550,979	$24,551	$39,280,059	$(30,974,123)	$8,330,487

NOTE 9. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana Lafayette Division asserting Stabil Drill Specialties, LLC (“Stabil Drill”) infringed on our patent that covers the Company’s well bore conditioning tool, the Drill-N-Ream. The court has ordered Stabil Drill to comply with the Company’s discovery request. As of the date of this quarterly report, the lawsuit is still in its initial stages. We cannot predict the outcome of this matter, but our legal costs could have a material effect on our financial position or results of operations in future periods. We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of September 30, 2019, and our results of operations for the three and nine months ended September 30, 2019 and 2018. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited restated financial statements for the years ended December 31, 2018 and 2017, which were included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2019.

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

Forward - Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of the Company. You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

●	future operations, financial results, business plans, cash flow and cash requirements;

●	scheduled, budgeted and other future capital expenditures;

●	working capital requirements;

●	the availability of expected sources of liquidity;

●	cost, risks, and uncertainties associated with the Company’s recent restatement of its prior financial statements, and including any pending future claims or proceedings relating to such matters;

●	the introduction into the market of the Company’s future products;

●	the market for the Company’s existing and future products;

●	the Company’s ability to develop new applications for its technologies;

●	the exploration, development and production activities of the Company’s customers;

●	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;

●	effects of potential legal proceedings; and

●	changes in customers’ future product and service requirements that may not be cost effective or within the Company’s capabilities.

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

While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018 filed on August 19, 2019 and the following:

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

Our co-founder, Troy Meier, developed the first commercially-viable process for refurbishing PDC drill bits after a successful 13-year career with a predecessor of Baker Hughes Inc. He was also co-inventor of the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool” or “DNR”). We made a major strategic shift in 2016 to focus on our core competencies of innovation in manufacturing technologies, creation of solutions for the upstream oil and gas industry, drilling tool fleet management, maintenance and repair, and the development, engineering and manufacture of new tools and technologies.

For the past 24 years, we have manufactured and refurbished PDC drill bits exclusively for Baker Hughes’s oilfield operations in the Rocky Mountain, California and Alaska regions, as well as other areas as needed to support their internal operations. Effective April 1, 2018, we entered into a new Vendor Agreement (the “Agreement”) with Baker Hughes Oilfield Operations LLC (“Baker Hughes”), replacing our former Vendor Agreement, which expired on March 31, 2018. Under the new agreement, we serve an expanded market throughout the U.S., receive a base minimum volume in drill bit refurbishment and continue to provide our drill bit refurbishment services exclusively for Baker Hughes. The agreement also expanded our relationship with Baker Hughes as well, as we now manufacture and refurbish other tools for them. The agreement has a four-year term with minimum repair levels and allows for modifications in the event of market deterioration. Either party has the right to cancel the agreement with 6-months’ notice.

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

In May 2016, the Company entered into an agreement with Drilling Tools International (“DTI”), under which DTI purchases our Drill-N-Ream tool for their rental tool business. We receive revenue from DTI for tool sales, tool repairs and a royalty fee based on the tools usage. Pursuant to the agreement, DTI must achieve certain market share requirements in order to maintain exclusive marketing rights for the Drill-N-Ream in the U.S. and Canada, both onshore and offshore. DTI has not achieved the defined market share goals and, therefore, does not currently have exclusive rights to market the Drill-N-Ream. The Company can work with other customers to expand the market reach of the Drill-N-Ream and plans to do so.

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

In December 2017, the Company entered into an agreement with Weatherford U.S., L.P. (“Weatherford”) to launch a joint market development program to introduce our Drill-N-Ream tool in the Middle East. Under the development agreement, Weatherford and SDPI will demonstrate the Drill-N-Ream’s capabilities with large Middle East operators in Saudi Arabia, Kuwait and Oman. The program ended January 31, 2019, and the companies are now operating under a new equipment rental agreement.

In November 2018, we entered into a joint market development agreement with Odfjell Drilling. Similar to the Weatherford agreement, this program will further the introduction of our Drill-N-Ream tool to large Middle East operators in Kuwait. The program ended October 31, 2019 and the companies are currently discussing next steps.

The Company is also now providing the Drill-N-Ream tool to National Energy Services Reunited Corp. (“NESR”) in Kuwait under a Back-to-Back subcontract agreement.

Industry Trends and Market Factors

Our business is highly dependent upon the vibrancy of the oil and gas drilling industry primarily in the U.S. Historically, oil and gas prices have historically been volatile. For most of the last year, the WTI crude oil price has traded below $60 per barrel. As a result, the total U.S. rig count as reported by Baker Hughes at the has declined over the last year to 860 rigs at end of the third quarter of 2019 from 1,054 at the same time last year, an 18% drop in the number of rigs operating. As we expand into international markets, we will become more exposed to industry changes in the international countries in which we operate, such as Saudi Arabia, Kuwait and Oman.

Even as the rig count has declined, oil production in the U.S. has grown because of improved drilling technology and increased rates of productivity per rig. The oil and gas industry is increasingly using directional (e.g., horizontal) drilling in their exploration and production activities because of significantly improved recovery rates that can be achieved with these methods. With the rise of this type of drilling, traditional drill string tools used for vertical drilling do not necessarily provide the best performance or are not well suited for directional drilling. In addition, current and expected oil and natural gas prices combined with more technically challenging horizontal drilling has driven the demand for new technologies. We believe the value of our Drill-N-Ream tool has proven to provide significant operational efficiencies and costs savings for horizontal drilling activity and early results of our Strider technology has also delivered a similar outcome. We believe that the capabilities of our tools combined with our low market penetration provides us sales opportunities in soft as well as robust markets. While demand for our Drill-N-Ream tool in the United States and Canada has been somewhat impacted by industry conditions, we continue to aggressively market our drilling products.

How We Generate our Revenue

We have two large customers: DTI, who distributes the Drill-N-Ream in the U.S. and Canada, and Baker Hughes, for whom we primarily refurbish bits. We have been expanding our relationship with Baker Hughes to include the repair of other tools. We expect to continue to grow opportunities with Baker Hughes and to increase revenue from additional new customers in the Middle East. Revenue is identified as Tool revenue which is related to drilling tools of our design that we manufacture for sale or rent or Contract Services, which is the repair, refurbishment or manufacture of our customers drilling tools.

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

Other income (expense), net is comprised primarily of interest expense associated with outstanding borrowings net of interest income or gains (losses) of disposed assets and recovery of related party note receivable.

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents summary consolidated operating results for the periods indicated:

	Three-Months Ended September 30,				Nine-Months Ended September 30,
(in thousands)	2019		2018		2019		2018
Tool revenue	3,195	63%	3,361	71%	9,212	63%	10,962	74%
Contract services	1,881	37%	1,404	29%	5,444	37%	3,803	26%
Revenue	$5,076	100%	$4,765	100%	$14,656	100%	$14,765	100%
Operating costs and expenses	5,303	104%	4,475	94%	15,187	104%	13,219	90%
Income (loss) from operations	(227)	(4)%	290	6%	(531)	(4)%	1,546	10%
Other income (expense)	(191)	(4)%	(162)	(3)%	(530)	(3)%	(523)	(3)%
Net income (loss)	$(418)	(8)%	$128	3%	(1,061)	(7)%	1,023	7%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below. Comparisons are to the prior-year period unless stated otherwise.

Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018

Revenue. Our revenue increased approximately $311,000, or 7%, due to an increase in contract services revenue, which was partially offset by a decline in tool revenue.

Tool revenue was $3,195,000, down 5% or $166,000, from the prior-year period. The decline was mostly the result of tool and product sales revenue declining $523,000, or 33%, to approximately $1,055,000 primarily due to lower tool sales as a result of a decrease in demand, which is driven by a decrease in the U.S. rig count and a longer tool life resulting in fewer replacement tool sales for the current period. This decline was partially offset by an increase of approximately $229,000 in tool rental primarily in the Middle East. Other related tool revenue increased $128,000, or 8%, to $1,834,000, reflecting the consistent level of activity of DNR even in a declining rig count environment. Other related tool revenue includes royalty fees, maintenance and repair of tools.

Contract services revenue increased approximately $477,000, or 34%, to $1,881,000. The increase was due to the result of the expanded relationship with our customer, the increased area for which we refurbish drill bits, the additional tool we are repairing and the manufacture of products for our customers.

Operating Costs and Expenses. Total operating costs and expenses increased approximately $828,000 for the 2019 three-month period.

●	Cost of revenue increased approximately $397,000. As a percentage of revenue, cost of revenue was 41% for the three months ended September 30, 2019, and 35% for the three months ended September 30, 2018. Cost of revenue as a percent of sales increased due to international start-up costs, write off of obsolete inventory, and higher costs associated with opening of the new West Texas repair facility in October 2018.

●	Selling, general and administrative expenses increased approximately $635,000 to $2,502,000 and was 49% of revenue compared with 39% in the prior-year period. The increase was primarily due to an increase in international sales and marketing expense, professional fees, stock compensation expense, and long-term incentive compensation awards related to the Meiers. The Board and the Meiers decided in lieu of making incentive compensation awards, the after tax dollar value of incentive compensation granted to the Meiers on July 30, 2019, will be applied to the Tronco related party note receivable during the fourth quarter of 2019.

●	Depreciation and amortization expenses decreased approximately $204,000 to $738,000 for the three months ended September 30, 2019. Depreciation expense increased due to an expanded Middle East rental tool fleet while amortization expense decreased.

Other Income (Expenses). Other income and expense primarily consists of interest income, interest expense, loss on assets held for sale and gain or loss on disposition of assets.

●	Interest Income. Interest income for the three months ended September 30, 2019 and 2018 was approximately $12,000 and $16,000, respectively.

●

Interest Expense. Interest expense for the three months ended September 30, 2019 and 2018 was approximately $196,000 and $179,000, respectively. The increase in interest expense was due primarily to the Credit Agreement (as described in Note 7, Long Term Debt), which was partially offset by the reduction in the balance outstanding on the Hard Rock Note.

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018

Revenue. Our revenue decreased approximately $108,000, or 1%, due to a decline in tool revenue, which was offset by an increase in contract services revenue.

Tool revenue was $9,212,000, down 16% or $1,750,000, from the prior-year period. The decline was mostly the result of tool rental and sales revenue declining $2,039,000, or 33%, to approximately $4,114,000 primarily due to lower tool sales in U.S, which is driven by a decrease in the U.S. rig count and a longer tool life resulting in fewer replacement tool sales for the current period. This was somewhat offset by increases in tool rental revenue in the Middle East. Other related tool revenue increased $290,000, or 6%, to $5,099,000, reflecting the consistent level of activity of DNR even in a declining rig count environment. Other related tool revenue includes royalty fees, maintenance and repair of tools.

Contract services revenue increased approximately $1,641,000, or 43%, to $5,444,000. The increase was due to the result of the expanded relationship with our customer, the increased area for which we refurbish drill bits, the additional tools we are repairing and the manufacture of products for our customers.

Operating Costs and Expenses. Total operating costs and expenses increased approximately $1,968,000 for the 2019 nine-month period.

●	Cost of revenue increased approximately $712,000. As a percentage of revenue, cost of revenue was 42% for the nine months ended September 30, 2019, and 37% for the nine months ended September 30, 2018. Cost of revenue as a percent of sales increased due to international start-up costs, write off of obsolete inventory, higher costs associated with opening of the new West Texas repair facility in October 2018 offset by lower new tool DNR cost of goods sold due to lower tool sales and DNR tool retrofit costs in the second quarter of 2018.

●	Selling, general and administrative expenses increased approximately $1,396,000 to $6,387,000 and was 44% of revenue compared with 34% in the prior-year period. The increase was primarily due to an increase in international sales and marketing expense, professional fees, stock compensation expense, and long-term incentive compensation awards related to the Meiers. The Board and the Meiers decided in lieu of making incentive compensation awards, the after tax dollar value of incentive compensation granted to the Meiers on July 30, 2019, will be applied to the Tronco related party note receivable during the fourth quarter of 2019.

●	Depreciation and amortization expenses decreased approximately $140,000 to $2,680,000 for the nine months ended September 30, 2019. Depreciation expense increased due to an expanded Middle East rental tool fleet while amortization expense decreased.

Other Income (Expenses). Other income and expense primarily consists of interest income, interest expense, loss on assets held for sale and gain or loss on disposition of assets.

●	Interest Income. Interest income for the nine months ended September 30, 2019 and 2018 was approximately $52,000 and $30,000, respectively.

●	Interest Expense. Interest expense for the nine months ended September 30, 2019 and 2018 was approximately $591,000 and $553,000, respectively. The increase in interest expense was due primarily to the costs and borrowings associated with the Credit Agreement (as described in Note 7, Long Term Debt), which was partially offset by the reduction in the balance outstanding on the Hard Rock Note.

Liquidity and Capital Resources

At September 30, 2019, we had working capital of approximately $795,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and debt to enhance liquidity. We will continue to work to grow revenue and manage costs to be cash flow positive in 2019. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

As amended and restated effective November 21, 2018, the Hard Rock Note has a remaining balance of $3.75 million as of September 30, 2019, accrues interest at 7.25% per annum and matures and is fully payable on October 5, 2020. Under the current terms of Hard Rock Note, we are required to pay principal payments of $750,000 (plus accrued interest) on each January 5, April 5, July 5 and October 5 in 2019 and 2020. We have made the January 5, 2019, April 5, 2019, July 5, 2019 and October 5, 2019 payments on the Hard Rock Note.

In February 2019, we refinanced our commercial bank loan which is secured by our Vernal, Utah campus. The loan requires monthly payments of approximately $43,000, including principal and interest at 7.25%, and a balloon payment of $2,500,000 is due upon maturity on February 15, 2021.

Also in February 2019, we entered into a $4.3 million Credit Agreement comprised of a $0.8 million Term Loan and a $3.5 million Revolving Loan. As of September 30, 2019, we had $700,000 outstanding on the Term Loan and $782,000 outstanding on the Revolving Loan. The interest rate is prime plus 2% for both loans. The Credit Agreement matures on February 20, 2023.

Cash Flows

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018

Net cash provided by operating activities was $1,221,440 and $3,970,208 for the nine months ended September 30, 2019 and 2018, respectively. The primary reason for the decrease was due to higher working capital requirements as well as the reduction in net income.

Net cash used in investing activities was $392,691 and $183,263 for the nine months ended September 30, 2019 and 2018, respectively, and related to property, plant and equipment purchases mostly for tools to support the expansion in the Middle East.

Net cash used in financing activities was $2,301,560 and $1,887,061 for the nine months ended September 30, 2019 and 2018, respectively. Higher principal payments on debt were partially offset by proceeds of debt borrowings.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2019 due to a material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement in our interim financial statements will not be prevented or detected on a timely basis. A material weakness in internal control was discovered related to a related party note receivable and the application of complex accounting guidance. During the course of our assessment, management identified that the Company has a lack of appropriate accounting expertise within its accounting department. Management believes the lack of accounting expertise to appropriately apply GAAP for complex and non-routine transactions amounts to a material weakness in its internal control over financial reporting. As a result, at September 30, 2019 and on the date of this Report, its internal control over financial reporting is not effective.

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

PART II

Item 1. Legal Proceedings

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana Lafayette Division asserting Stabil Drill Specialties, LLC (“Stabil Drill”) infringed on our patent that covers the Company’s well bore conditioning tool, the Drill-N-Ream. The court has ordered Stabil Drill to comply with the Company’s discovery request. As of the date of this quarterly report, the lawsuit is still in its initial stages. We cannot predict the outcome of this matter, but our legal costs could have a material effect on our financial position or results of operations in future periods. We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

Item 1A. Risk Factors

We may be unable to maintain adequate liquidity and make payments on our debt.

At September 30, 2019, we had working capital of approximately $795,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and debt to enhance liquidity. We will continue to work to grow revenue and review additional cost containment measures and be cash flow positive in 2019. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

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

In February 2019, we entered into a $4.3 million Credit Agreement comprised of a $0.8 million Term Loan and a $3.5 million Revolving Loan. As of September 30, 2019, we had $700,000 outstanding on the Term Loan and $781,986 outstanding on the Revolving Loan. The interest rate is prime plus 2% for both loans. The Credit Agreement matures on February 20, 2023. If we are unable to make required payments under the Credit Agreement, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, unless we are able to obtain, on a timely basis, a necessary waiver or amendment. Any waiver or amendment may require us to revise the terms of our agreement which could increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of our operations. Upon the occurrence of any event of default that is not waived, the lenders could elect to exercise any of their available remedies, which include the right to not lend any additional amounts or, in the event we have outstanding indebtedness under the Credit Agreement, to declare any outstanding indebtedness, together which any accrued interest and other fees, to be immediately due and payable. If we are unable to repay the outstanding indebtedness, if any, under the Credit Agreement when due, the lenders would be permitted to proceed against their collateral and this could have a material adverse effect on our business and financial condition.

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

We are required to make remaining payments on the Hard Rock Note of $3.0 million (plus accrued interest) in 2020. In addition, we are required to make monthly payments of approximately $104,000 on our other indebtedness.

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

We have identified a material weakness in our internal control over financial reporting which resulted in restatement of our previously issued consolidated financial statements.

We have identified a material weakness in our internal control over financial reporting relating to the errors in the accounting related to the Tronco loan and other complex non-routine non-cash transactions. As a result of such weakness, we concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective and had to restate certain prior consolidated financial statements. For further information regarding this matter, refer to Part I, Item 4 – Controls and Procedures.

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

SUPERIOR DRILLING PRODUCTS, INC.

November 7, 2019	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer (Principal Executive Officer)

November 7, 2019	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

