Form 10-K
period 2019-12-31
Superior Drilling Products, Inc.
filed 2020-03-18
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission File Number 001-36453

SUPERIOR DRILLING PRODUCTS, INC.

(Name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	46-4341605 (I.R.S. Employer Identification No.)

1583 South 1700 East Vernal, Utah (Address of Principal Executive Offices)	84078 (Zip Code)

Issuer’s Telephone Number: 435-789-0594

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.001 par value	SDPI	NYSE MKT

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The registrant had issued and outstanding 25,418,126 shares of its common stock on March 16, 2020.

Documents incorporated by reference: NONE.

SUPERIOR DRILLING PRODUCTS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Superior Drilling Products, Inc. (the “Company” or “SDPI”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. The forward-looking statements contained in or incorporated by reference into this Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including:

●	the volatility of oil and natural gas prices;

●	the cyclical nature of the oil and gas industry;

●	availability of financing, flexibility in restructuring existing debt and access to capital markets;

●	our reliance on significant customers;

●	consolidation within our customers’ industries;

●	competitive products and pricing pressures;

●	our ability to develop and commercialize new and/or innovative drilling and completion tool technologies;

●	cost, risks, and uncertainties associated with the Company’s recent restatement of its prior financial statements, and including any pending future claims or proceedings relating to such matters;

●	fluctuations in our operating results;

●	our dependence on key personnel;

●	costs of raw materials;

●	our dependence on third party suppliers;

●	unforeseen risks in our manufacturing processes;

●	the need for skilled workers;

●	our ability to successfully manage our growth strategy;

●	unanticipated risks associated with, and our ability to integrate, acquisitions;

●	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries, specifically the Middle East region;

●	the potential impact of the coronavirus on our business and results of operations;

●	terrorist threats or acts, war and civil disturbances;

●	our ability to protect our intellectual property;

●	impact of environmental matters, including future environmental regulations;

●	implementing and complying with safety policies;

●	breaches of security in our information systems and other cybersecurity risks;

●	related party transactions with our founders; and

●	risks associated with our common stock.

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

For the past 25 years, we have manufactured and refurbished PDC drill bits exclusively for Baker Hughes’s oilfield operations in the Rocky Mountain, California and Alaska regions, as well as other areas as needed to support their internal operations. Effective April 1, 2018, we entered into a new Vendor Agreement (the “Agreement”) with Baker Hughes Oilfield Operations LLC (“Baker Hughes”), replacing our former Vendor Agreement, which expired on March 31, 2018. Under the agreement, we will now serve an expanded market throughout the U.S., receive a base minimum volume in drill bit refurbishment and continue to provide our drill bit refurbishment services exclusively for Baker Hughes. The agreement has a four-year term and allows for modifications in the event of market deterioration. Either party has the right to cancel the agreement with 6-months’ notice.

We have been expanding our offerings and broadening our customer base and the end-users of our technologies by demonstrating our engineering, design and manufacturing expertise of down-hole drilling tools. In addition to the patented Drill-N-Ream tool, our products include the patented Strider™ Drill String Oscillation System (“Strider technology”), the V-Stream Advanced Conditioning System and the Dedicated Reamer Stinger. We have under design and development a suite of other horizontal drill string tools, each of which addresses a different technical challenge presented by today’s horizontal drilling processes. In addition, we work with our customers to develop new products and enhancements to existing products in order to improve efficiency and safety and solve complex drilling problems.

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

Also, in 2016, the Company entered into a non-exclusive agreement with Baker Hughes to supply them with the Strider technology and related services. The agreement has no set expiration date or minimum shipment requirement. It will remain in force until it is canceled by either us or Baker Hughes.

In December 2017, the Company entered into an agreement with Weatherford U.S., L.P. (“Weatherford”) to launch a joint market development program to introduce our Drill-N-Ream tool in the Middle East. Under the development agreement, Weatherford and SDPI would demonstrate the Drill-N-Ream’s capabilities with large Middle East operators in Saudi Arabia, Kuwait and Oman. The program ended January 31, 2019 and the companies are now operating under a new equipment rental agreement that was executed on June 15, 2019 for a one year term. The new equipment rental agreement established Drill-N-Ream pricing in Kuwait. Any work performed outside of Kuwait is not in the scope of the new rental agreement, and pricing will be established for that work on a proposal basis.

In November 2018, we entered into a joint market development agreement with Odfjell Drilling and a Back-to-Back subcontract agreement. Similar to the Weatherford agreement, this program was intended to further the introduction of our Drill-N-Ream tool to large Middle East operators in Kuwait. The program ended October 31, 2019, however an amendment to the Back-to-Back subcontract agreement was executed in October 2019 for a one year term. This Amendment amended and established new terms for pricing, equipment operations and equipment maintenance.

The Company is also now providing the Drill-N-Ream tool to National Energy Services Reunited Corp. (“NESR”) in Kuwait under a pricing and operating agreement executed on June 24, 2019 with a one year term.

Our Products

Drill-N-Ream Tool. The Drill-N-Ream tool is a dual-section wellbore conditioning tool which is located approximately 150 feet behind the bottom hole assembly (BHA). The Drill-N-Ream smooths and slightly enlarges the well drift in all sections of horizontal wells, in both oil and water-based mud. The Drill-N-Ream tool is available in multiple sizes and can be custom manufactured to accommodate most drill hole sizes. Concurrently as the well bore is being drilled, the Drill-N-Ream tool conditions the well bore. It reduces tortuosity resulting from the geo-steering drill bit, and the overcorrections and formation interactions that occur during directional drilling. With the well bore conditioned by the Drill-N-Ream, the drill string is then able to move through the conditioned well bore with less friction and stress. In effect, the Drill-N-Ream accelerates drilling speed and extends the horizontal distance of the well bore by:

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

We believe that our Strider technology is at the forefront of drill string tool technological development for horizontal drilling. We also believe our Strider technology offers significant advantages over our competitors drill string stimulation tools.

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

Our Strategy for Growth

We intend to pursue the following growth strategies as we seek to expand our market share and solidify our position as a competitive drilling tool manufacturer in the drilling industry:

Leverage highly advanced tool technologies. We currently have two highly differentiated advanced drilling tool technologies that address challenges encountered in the oil and gas drilling marketplace.

Expand our channels to market. We are leveraging existing distribution channels in the exploration and production industry. As noted earlier, in May 2016, we entered into an agreement with DTI, establishing DTI as the distributor of our patented Drill-N-Ream tool in the United States and Canada onshore and offshore markets. As a result of this agreement, our technology has penetrated the market more efficiently leveraging DTI’s long-term relationships with end users. We are also evaluating opportunities to further our reach into North America market.

We are expanding our channels to market and our geographic presence, especially in the Middle East as evidenced by agreements that we entered into with Weatherford in December 2017, Odfjell Drilling in November 2018 and NESR in 2019. We expect to add additional distributors as we expand our tool offering. We also expect to leverage our distributor and customer relationships to identify needs for new tool development and to use these channels to market a broadened product offering as it is developed.

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

Research and development costs were approximately $1,427,000 for the year ended December 31, 2019, compared with $1,265,000 for the year ended December 31, 2018. Costs included in research and development included payroll for engineers, materials for Strider, legal costs relating to our patents, and third party engineering costs. Research and development costs represented 8% of our 2019 revenue as we continued to maintain our commitment to new product development.

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

In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana Lafayette Division asserting Stabil Drill Specialties, LLC (“Stabil Drill”) infringed on our patent that covers the Company’s well bore conditioning tool, the Drill-N-Ream. The court ordered the Company to serve discovery requests upon Stabil Drill and gave Stabil Drill deadlines to respond and produce documents and permit an inspection of the Accused Product. Stabil Drill filed a motion for summary judgement and the Company is in the process of responding and cross-moving for patent infringement. We cannot predict the outcome of this matter, but our legal costs could have a material effect on our financial position or results of operations in future periods.

Competition

Drill Bit Refurbishing. The primary competitors for our drill bit refurbishing services are the in-house units at Hughes Christensen, the division of Baker Hughes responsible for drill bits. Other drill bit manufacturers also have in-house refurbishing units, but they are not our competitors because of our exclusive contract with Baker Hughes.

Drilling Enhancement Tools. The primary competitors for our Drill-N-Ream tool are several single-section reaming tool manufacturers, including Baker Oil Tools (a division of Baker Hughes), NOV, Schlumberger and Tercel, and one dual-section reaming tool manufactured by Stabil Drill (which is the subject of the lawsuit described above). We believe that the Drill-N-Ream tool is the only patented dual-section or dual cutting structure drill string reamer on the market today. We believe that distinction will allow us to continue building on the Drill-N-Ream tool’s first-mover advantage.

We believe that our Strider technology is at the forefront of drill string tool technological development for horizontal drilling. There are existing tools that would compete with the Strider, such as the Agitator tool marketed by NOV. However, we believe our Strider technology offers significant advantages over the Agitator.

Customers

Our customer agreements provide certain exclusive rights in our U.S. and Canada markets and therefore result in a high concentration of revenue dependent upon a limited number of customers. For the years ended December 31, 2019 and 2018, two customers represented 92% and 95% of our total revenue, respectively.

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

Seasonality

Our business is not significantly impacted by seasonality, although our fourth quarter has historically been negatively impacted by holidays and our clients’ budget cycles. A small portion of the revenue we generate from selected operations may benefit from higher first quarter activity levels, as operators take advantage of the winter freeze to gain access to remote drilling and production areas. In the past, some of our revenue in Alaska and Canada has declined during the second quarter due to warming weather conditions that resulted in thawing, softer ground, difficulty accessing drill sites and road bans that curtailed drilling activity.

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

Employees

As of December 31, 2019, we had 63 full-time employees compared with 65 full-time employees at the same time in December 2018. We generally have been able to locate and engage highly qualified employees as needed. None of our employees are covered by an ongoing collective bargaining agreement, and we have experienced no work stoppages. We consider our employee relations to be good.

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

During 2020, there have been dramatic changes in oil prices as a result of failed OPEC negotiations, including one of the worst single day drops in prices in 20 years. We expect continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities, and we are unable to predict when or if prices will recover. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of our products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. These risks are greater during periods of low or declining commodity prices. Continued significant or prolonged declines in hydrocarbon prices have had, and may continue to have, a material adverse effect on our results of operations.

We may be unable to maintain adequate liquidity and make payments on our debt.

At December 31, 2019, we had working capital of approximately $826,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and debt to enhance liquidity.

While we believe that our borrowing capacity and cash generated from operations will be sufficient to fund our operations for 2020, our operational and financial strategies include managing our operating costs, working capital and debt to enhance liquidity. We will continue to work to grow revenue and review additional cost containment measures and be cash flow positive in 2020. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

As amended and restated effective November 21, 2018, the Hard Rock Note accrues interest at 7.25% per annum and matures and is fully payable on October 5, 2020. Under the current terms of Hard Rock Note, we are required to pay principal payments of $750,000 (plus accrued interest) on each of April 5, July 5 and October 5 in 2020. If we are unable to make the remaining payments required, we could lose our rights to market the Drill-N-Ream.

In February 2019, we entered into a $4,300,000 Credit Agreement comprised of an $800,000 Term Loan and a $3,500,000 Revolving Loan. In December 2019, we increased the Term Loan to $1,000,000. As of December 31, 2019, we had $1,000,000 outstanding on the Term Loan and $193,286 outstanding on the Revolving Loan. If we are unable to make required payments under the Credit Agreement, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, unless we are able to obtain, on a timely basis, a necessary waiver or amendment. Any waiver or amendment may require us to revise the terms of the Credit Agreement which could increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of our operations. Upon the occurrence of any event of default that is not waived, the lenders could elect to exercise any of their available remedies, which include the right to not lend any additional amounts or, in the event we have outstanding indebtedness under the Credit Agreement, to declare any outstanding indebtedness, together which any accrued interest and other fees, to be immediately due and payable. If we are unable to repay the outstanding indebtedness, if any, under the Credit Agreement when due, the lenders would be permitted to proceed against their collateral and this could have a material adverse effect on our business and financial condition.

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

We are required to make remaining payments on the Hard Rock Note of $3.0 million per year (plus accrued interest) in 2020. In addition, we are required to make monthly payments of approximately $115,000 on our other indebtedness.

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

We had two large customers that comprised 92% of our total revenue in 2019 and 95% in 2018. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer decided not to continue to use our services or has a significant reduction in its business, our revenue would decline and our operating results and financial condition could be harmed. In addition, we are subject to credit risk due to the concentration of our customer base. Any increase in the non-payment of and non-performance by our counterparties, either as a result of changes in financial and economic conditions or otherwise, could have a material effect on our business, results of operations and financial condition and could adversely affect our liquidity.

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

We have in the past identified material weaknesses, and if we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which could adversely affect our consolidated operating results, our ability to operate our business, our stock price and investors’ views of us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to ensure that information regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, but in the past, we have identified material weaknesses in these controls. For example, in connection with management’s assessment of our internal control over financial reporting, management identified an additional deficiency that constituted a material weakness in our internal control over financial reporting as of December 31, 2018 relating to the errors in the accounting related to the Tronco loan and other complex non-routine non-cash transactions. We remediated this material weakness as of December 31, 2019. While we believe we have appropriately remediated the previously disclosed material weakness in our internal control over financial reporting related to the accounting for the Tronco loan and other complex non-routine non-cash transactions, we can provide no assurances that other material weaknesses in our internal control over financial reporting, will not be identified in the future.

Remediating our material weaknesses has required substantial management time and attention, and ensuring that we have adequate internal control over financial reporting and procedures in place to produce accurate financial statements on a timely basis will continue to be a costly and time-consuming effort. Any failure to implement effective internal control over financial reporting in the future or to maintain the remediation of our identified control deficiencies may result in additional errors, material misstatements or delays in our financial reporting, failure to meet our financial reporting obligations or failure to avoid or detect fraud in our financial reporting. This in turn would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock and our relationships with customers and suppliers.

Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company will have been detected. As discussed in this Annual Report on Form 10-K, our Audit Committee and management have identified control deficiencies in the past and may identify additional deficiencies in the future.

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

Our success is dependent to a significant degree upon the business expertise and continued contributions of our founders and senior management team. In particular, we are dependent upon the efforts and services of our founders, Mr. Troy Meier, our Chairman and Chief Executive Officer (“CEO”), and Ms. Annette Meier, our President and Chief Operating Officer (“COO”), because of their knowledge, experience, skills, and relationships with major clients and the other members of our management team. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel in is intense, and we cannot assure you that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. Our inability to retain these types of individuals could have a material adverse effect on our business, results of operations and financial condition.

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

Our manufacturing operations depend upon obtaining adequate supplies of raw materials from third parties. Events beyond our control may impact the ability of these third parties to deliver raw materials. Any interruption in the supply of raw materials needed to manufacture our products could adversely affect our business, results of operations and reputation with our customers.

We may be exposed to unforeseen risks in our product manufacturing and processes which could adversely affect our financial conditions and results of operations.

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

The outbreak of the recent coronavirus (“COVID-19”), or an outbreak of another highly infectious or contagious disease, could adversely affect our business, financial condition and results of operations.

Our business is dependent upon the willingness and ability of its customers to conduct transactions with us. The spread of a highly infectious or contagious disease, such as COVID-19, could cause severe disruptions in the worldwide economy, which could in turn disrupt the business, activities, and operations of our customers, as well our business and operations. Moreover, since the beginning of January 2020, the coronavirus outbreak has caused significant disruption in the financial markets both globally and in the United States. The spread of COVID-19, or an outbreak of another highly infectious or contagious disease, may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a spread of COVID-19 or an outbreak of an infectious disease in our market areas. A spread of COVID-19, or an outbreak of another contagious disease, could also negatively impact the availability of our key personnel necessary to conduct our business. Such a spread or outbreak could also negatively impact the business and operations of third party service providers who perform critical services for our business. If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, we could experience a material adverse effect on its business, financial condition, and results of operations.

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

In addition, the global financial system may be impacted by the effects of global health epidemics and concerns. Weakness or deterioration of the global economy could reduce our customers’ spending levels and could impact our revenues and operating results. We are unable to predict the effect of this on our business and results of operations.

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

Currently, we are a “smaller reporting company,” meaning that our outstanding common stock held by non-affiliates had a market value of less than $250 million as of June 30, 2019. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in our SEC filings, including, being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

The Company owns five buildings as part of its Vernal, Utah offices, which are used for manufacturing and executive offices. The Company’s management believes its current manufacturing and office facility is sufficient for its current operations. The Company leases a commercial property in Abilene, Texas. This lease term will expire in August 2021.

ITEM 3. LEGAL PROCEEDINGS

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana Lafayette Division asserting Stabil Drill Specialties, LLC (“Stabil Drill”) infringed on our patent that covers the Company’s well bore conditioning tool, the Drill-N-Ream. The court ordered the Company to serve discovery requests upon Stabil Drill and gave Stabil Drill deadlines to respond and produce documents and permit an inspection of the Accused Product. Stabil Drill filed a motion for summary judgement and the Company is in the process of responding and cross-moving for patent infringement. We cannot predict the outcome of this matter, but our legal costs could have a material effect on our financial position or results of operations in future periods. We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Approximate Number of Equity Security Holders

As of March 12, 2020 there were 1,852 stockholders of record and 1,852 beneficial owners of the Company’s common stock.

The Company’s common stock trades on the NYSE MKT market under the symbol “SDPI”.

Dividends

The Company does not presently pay dividends on its common stock. The Company intends for the foreseeable future to continue the policy of not paying dividends and retaining earnings, if any, to finance the development and growth of its business.

Securities Authorized for Issuance under Equity Compensation Plans

	Equity Compensation Plan Information
Plan Category	Number of restricted shares and securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,294,527	(1)	1.36	380,139	(2)
Equity compensation plans not approved by security holders	-		-	-
Total as of December 31, 2019	1,294,527			380,139

(1)	Consists of 1,294,527 shares under the 2015 Employee Stock Incentive Plan.

(2)	Consists of 380,139 shares remaining available for future issuance under the 2015 Employee Stock Incentive Plan. The 2014 Employee Stock Incentive Plan was frozen by the Board of Directors such that no future grants of awards will be made and the 2014 Employee Stock Incentive Plan remains effective only with respect to awards outstanding as of June 15, 2015 until they expire according to their terms.

Stock Performance Graph

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the stock performance graph.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the information required by this Item.

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

Results discussed reflect the annual periods ending December 31, 2019 and 2018, referred to as “2019” and “2018.”

Industry Trends and Market Factors

Our business is highly dependent upon the vibrancy of the oil and gas drilling operations primarily in the U.S. Oil and gas prices have historically been volatile. The total U.S. rig count for 2019 as reported by Baker Hughes based on a monthly average was 944 rigs, a decrease relative to the 2018 monthly average of 1,031 rigs. If the rig count remains at levels below the 2019 average, there may be reduced demand for our products and services. Given the recent volatility in crude oil prices and pressure on our customers from the investment community to limit capital spending, it is generally expected that drilling activity will be down year-over-year in 2020. As of March 6, 2020, the U.S. rig count was 793. Additionally, as we expand into international markets, we will become more subject to changes in the industry in the countries in which we operate, such as Saudi Arabia, Kuwait and Oman.

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

How We Generate our Revenue

We are a drilling and completion tool technology company and we generate revenue from the refurbishment, manufacturing, repair, rental and sale of drill string tools. Our manufactured products are produced in a standard manufacturing operation, even when produced to our customer’s specifications. We also earn royalty fees under certain arrangements for the tools we sell. In May 2016, the Company entered into an agreement with DTI to be our distributor of the Drill-N-Ream tool in the United States and Canada. This agreement began the change of direction of our business from renting tools to selling tools.

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

Manufacturing of other products: Because of our precision manufacturing capabilities, operational efficiencies and manufacturing expertise, we are frequently asked by customers to manufacture products for them (build to print). We do this on a selective bias dependent upon availability of manufacturing capacity and margin potential.

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

Other income (expense), net is comprised primarily of interest expense associated with outstanding borrowings net of interest income, gains (losses) of disposed assets and recovery of related party note receivable.

RESULTS OF OPERATIONS

The following table represents our condensed consolidated statement of operations for the periods indicated:

	For the Years Ended December 31,
(in thousands)	2019		2018
Revenue	$18,997	100%	$18,245	100%
Operating costs and expenses	19,899	105%	17,945	99%
Income (Loss) from continuing operations	(902)	(5)%	300	1%
Other expense	(16)	(0)%	(355)	(2)%
Income tax expense	(18)	(0)%	(3)	(0)%
Net loss	(936)	(5)%	$(58)	0%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

Revenue

Our revenue increased approximately $752,000 in 2019 compared with 2018. Growth was driven by increases in tool rental revenue in the Middle East, which increased $952,000 over the prior year to $1,314,000 and other related tool revenue increase of $244,000, or 4%, to $6,806,000. Total tool revenue was $12,116,000, down 8% or $1,026,000, from the prior-year period. The decline was mostly the result of tool and product sales revenue declining $2,030,000, or 34%, to approximately $3,931,000 primarily due to lower tool sales in U.S, which is driven by a decrease in the U.S. rig count and a longer tool life resulting in fewer replacement tool sales for the current period. Other related tool revenue includes royalty fees, maintenance and repair of tools.

Contract services revenue increased approximately $1,777,000, or 35%, to $6,881,000. The increase was due to the result of the expanded relationship with a significant customer, the increased geographic region for which we refurbish drill bits, the additional tools we are repairing and the manufacture of products for our customers.

Operating Costs and Expenses

Total operating costs and expenses increased approximately $1,954,000 during 2019 compared with 2018.

●	Cost of revenue increased approximately $1,105,000. As a percentage of revenue, cost of revenue was 44% for 2019, and 38% 2018. Cost of revenue as a percentage of sales increased due to international start-up costs, higher costs associated with opening of the new West Texas repair facility in October 2018 and reduced Drill-N-Ream tool sales which are high margin to the Company.

●	Selling, general and administrative expenses increased approximately $1,180,000 during 2019 compared with 2018. The increase was primarily due to an increase in international sales and marketing expense, professional fees, stock compensation expense, and non-cash incentive compensation awards related to the CEO and COO.

Other Income (Expenses)

Other income and expense primarily consists of interest income, interest expense, impairment on asset held for sale, gain (loss) on disposition of assets and recovery of related party note receivable.

●	Interest income. Interest income for the years 2019 and 2018 was approximately $61,000 and $55,000, respectively.

●	Interest expense. Interest expense for the years 2019 and 2018 was approximately $765,000 and $774,000, respectively. The decrease in interest expense was due primarily to the reduction in the balance outstanding on the Hard Rock Note, which was partially offset by the costs and borrowings associated with the Credit Agreement.

●

Recovery of related party note receivable. Effective August 2017, the Company fully reserved the related party note receivable of $6,979,043, which reduced the related party note receivable balance to $0. In 2019, the Company received consideration on the related party note receivable in the form of a non-cash payment given in lieu of making an annual restricted stock unit award to the CEO and COO and recorded a recovery of the loan. The Company will continue to record recovery of related party note receivable when consideration or payments on the loan are made in the future.

●	Impairment on asset held for sale. The Company recorded a loss on asset held for sale in the third quarter of 2019 for approximately $6,000.

●	Gain (loss) on disposition of assets. The Company recorded a gain of approximately $16,000 on assets disposed in 2019, and a loss of approximately $14,000 in 2018.

Liquidity and Capital Resources

At December 31, 2019, we had working capital of approximately $826,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends and managing our working capital and debt to enhance liquidity. We believe that cash on hand and borrowing capacity is sufficient to fund our working capital needs in 2020. Nonetheless, we will continue to work to grow revenue and review additional cost containment measures and expect to be cash flow positive in 2020. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

As amended and restated effective November 20, 2018, the Hard Rock Note has a remaining balance of $3,000,000 as of December 31, 2019, accrues interest at 7.25% per annum and matures and is fully payable on October 5, 2020. Under the current terms of Hard Rock Note, we are required to pay principal payments of $750,000 (plus accrued interest) on each January 5, April 5, July 5 and October 5 in 2020. We made all the required principal and accrued interest payments related to the Hard Rock Note for 2019, as well as the January 5, 2020 payment.

In February 2019, we refinanced our commercial bank loan which is secured by our Vernal, Utah campus. The loan requires monthly payments of approximately $43,000, including principal and interest at 7.25%, and a balloon payment of $2,500,000 is due upon maturity on February 15, 2021.

Also in February 2019, we entered into a $4,300,000 credit agreement comprised of a $800,000 term loan and a $3,500,000 revolving loan. We increased the term loan in December 2019 to $1,000,000. As of December 31, 2019, we had $1,000,000 outstanding on the term loan and $193,000 outstanding on the revolving loan. The interest rate is prime plus 2% for both loans. The credit agreement matures on February 20, 2023.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2019. Our obligations to make payments in the future may vary due to certain assumptions including the duration of our obligations and anticipated actions by third parties according to the following table (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total

Debt (1)	$4,360	$3,183	$549	$176	$139	$60	$8,467
Operating Leases	169	58	-	-	-	-	227

Total	$4,529	$3,241	$549	$176	$139	$60	$8,694

(1)	Amounts represent the expected cash payments of principal and interest amounts associated with our long-term debt obligations.

The aggregate outstanding balance of our notes payable obligations net of discounts as of December 31, 2019, was approximately $7,817,000 with interest rates ranging from 0% to 10.35%.

Cash Flow

Operating Cash Flows

For 2019, net cash provided by our operating activities was approximately $938,000. The Company had approximately $936,000 of net loss, an approximately $1,577,000 decrease in accounts receivable, depreciation and amortization expense of approximately $3,428,000.

Investing Cash Flows

For 2019, the Company used approximately $509,000 in investing activities for property, plant and equipment purchases mostly to increase manufacturing tool capacity to support product expansion in the Middle East.

Financing Cash Flows

For 2019, net cash used in our financing activities was approximately $3,476,000 and related to principal payments on debt offset by proceeds of debt borrowings.

Off Balance Sheet Arrangements

None.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally due within 60 days of the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. The allowance for doubtful accounts was $9,288 at December 31, 2019 and 2018, respectively.

Intangible Assets

Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of December 31, 2019, the Company performed an evaluation of the intangible assets. Based on this assessment, we have determined no impairment was needed.

Valuation of Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost, determined using the weighted-average cost method, or net realizable value. Finished goods inventories include raw materials, direct labor and production overhead. The Company regularly reviews inventories on hand and current market conditions to determine if the cost of finished goods inventories exceed current market prices and impairs the cost basis of the inventory accordingly. The Company recorded an impairment loss in the cost of sales of $79,200 during 2019 relating to slow moving inventory and steel inventory sold to a third-party wholesaler for no gain or loss.

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

Property, plant and equipment is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. Indicative events or circumstances include, but are not limited to, matters such as a significant decline in market value or a significant change in business climate. An impairment loss is recognized when the carrying value of an asset exceeds the estimated undiscounted future cash flows from the use of the asset and its eventual disposition. The amount of impairment loss recognized is the excess of the asset’s carrying value over its fair value. Assets to be disposed of are reported at the lower of the carrying value or the fair value less cost to sell. There were no impairment losses related to fixed assets during 2019 and 2018. Upon sale or other disposition of an asset, the Company recognizes a gain or loss on disposal measured as the difference between the net carrying value of the asset and the net proceeds received.

Related Party Note Receivable

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco Energy Corporation (“Tronco”), a party related to us through common control, in order to take over the legal position as Tronco’ s senior secured lender. That agreement provided that, upon our full repayment of the Tronco loan from the proceeds of our initial public offering, the lender would assign to us all of its rights under the Tronco loan, including all of the collateral documents. On May 30, 2014, we closed our purchase of the Tronco loan for a total payoff of $8.3 million, including principal, interest, and early termination fees.

The Meier Guaranties were determined not to be substantive based on GAAP that states that the substance of a personal guarantee depends on the ability of the guarantor to perform, the practicality of enforcing the guarantee, and the demonstrated intent to enforce the guarantee. Since the Company did not demonstrate intent by either enforcing the redemption of collateral or the guarantees by the borrowers to repay the loan when the related party note receivable was due and payable on December 31, 2017 and instead modified the loan by extending the payment term, the Company determined the guarantees are not substantive and therefore should not serve as the basis for concluding the loan is well secured and collateralized. As a result, the Company fully reserved the related party note receivable effective August 2017. The Company continues to hold the 8,267,860 shares of the Company’s common stock as collateral. The Company will record a recovery of the loan upon receiving repayment of the note, but there is no guarantee a full recovery of the loan will occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments such as interest rate swap arrangements, hedging contracts, futures contracts or the like.

Concentration of Credit Risk — We are dependent on a limited number of significant customers. The Company had two significant customers that represented 92% of our revenue for the year ended December 31, 2019. These customers had approximately $2,920,000 in accounts receivable at December 31, 2019. We had two significant customers that represented 95% of our revenue for the year ended December 31, 2018, and had approximately $1,863,000 in accounts receivable at December 31, 2018.

Developing new products and tools and selling more existing products to additional customers continues to be a strategic initiative which we believe will broaden our customer base, which should have a positive effect on diversifying our concentration of credit risk.

The Company had one vendor that represented 12% of our purchases for the year ended December 31, 2019. This vendor had approximately $252,000 in accounts payable at December 31, 2019. We had one significant vendor that represented 11% of our purchases for the year ended December 31, 2018, and had approximately $158,000 in accounts payable at December 31, 2018.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

SUPERIOR DRILLING PRODUCTS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Superior Drilling Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Superior Drilling Products, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 18, 2020

We have served as the Company’s auditor since 2017.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 and 2018

	2019	2018
ASSETS
Current assets
Cash	$1,217,014	$4,264,767
Accounts receivable, net	3,850,509	2,273,189
Prepaid expenses	139,070	133,607
Inventories	924,032	1,003,623
Asset held for sale	252,704	-
Other current assets	252,178	-
Total current assets	6,635,507	7,675,186
Property, plant and equipment, net	8,045,692	8,226,009
Intangible assets, net	1,986,111	3,686,111
Other noncurrent assets	93,619	51,887
Total assets	$16,760,929	$19,639,193
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$961,294	$721,361
Accrued expenses	683,832	631,860
Customer deposits	61,421
Current portion of long-term debt, net of discounts	4,102,543	4,578,759
Total current liabilities	5,809,090	5,931,980
Long-term debt, less current portion, net of discounts	3,848,863	6,296,994
Total liabilities	9,657,953	12,228,974
Commitments and contingencies (Notes 7 and 8)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 25,418,126 and 25,018,098 shares outstanding, respectively	25,418	25,018
Additional paid-in-capital	40,069,391	39,440,611
Accumulated deficit	(32,991,833)	(32,055,410)
Total shareholders’ equity	7,102,976	7,410,219
Total liabilities and shareholders’ equity	$16,760,929	$19,639,193

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

	2019	2018

Revenue
Tool revenue	$12,115,926	$13,141,591
Contract services	6,881,088	5,103,621

Total Revenue	18,997,014	18,245,212

Operating cost and expenses
Cost of revenue	8,182,546	7,077,344
Selling, general, and administrative expenses	8,287,832	7,107,432
Depreciation and amortization expense	3,428,403	3,760,231

Total operating costs and expenses	19,898,781	17,945,007

Operating (loss) income	(901,767)	300,205

Other income (expense)
Interest income	60,996	55,007
Interest expense	(764,754)	(773,680)
Recovery of related party note receivable	678,148	377,746
Impairment on asset held for sale	(6,143)	-
Gain (loss) on disposition of assets	15,647	(14,013)
Total other expense	(16,106)	(354,940)

Loss before income taxes	(917,873)	(54,735)
Income tax expense	(18,550)	(3,640)

Net loss	$(936,423)	$(58,375)

Basic loss per common share	$(0.04)	$(0.00)
Basic weighted average common shares outstanding	25,090,283	24,608,967
Diluted loss per common share	$(0.04)	$(0.00)
Diluted weighted average Common shares outstanding	25,090,283	24,608,967

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional	Restated	Total
	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2017	24,535,334	$24,535	$38,907,864	$(31,997,035)	$6,935,364

Stock-based compensation expense	482,764	483	518,473	-	518,956
Stock issued in stock option exercise	-	-	14,274	-	14,274
Net loss	-	-	-	(58,375)	(58,375)

Balance - December 31, 2018	25,018,098	$25,018	$39,440,611	$(32,055,410)	$7,410,219

Stock-based compensation expense	400,028	400	628,780	-	629,180
Net loss	-	-	-	(936,423)	(936,423)

Balance - December 31, 2019	25,418,126	$25,418	$40,069,391	$(32,991,833)	$7,102,976

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Cash Flows from Operating Activities
Net loss	$(936,423)	$(58,375)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	3,428,403	3,760,231
Amortization of debt discount	-	77,641
Share based compensation expense	629,180	518,956
Impairment of inventories	-	116,396
Impairment on asset held for sale	6,143	-
Amortization of deferred loan cost	14,942	-
Loss on disposition of rental fleet	37,568
(Gain)/loss on disposition of assets	(15,647)	14,013
Changes in operating assets and liabilities:
Accounts receivable	(1,577,320)	393,853
Inventories	(680,904)	77,760
Prepaid expenses and other current assets	(299,373)	(58,010)
Accounts payable and accrued expenses	269,773	(212,006)
Other long-term liabilities	61,421	-
Net Cash Provided by Operating Activities	937,763	4,630,459
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(509,055)	(745,204)
Net Cash Used in Investing Activities	(509,055)	(745,204)

Cash Flows from Financing Activities
Principal payments on debt	(4,746,145)	(2,009,941)
Principal received from debt borrowings	1,150,000	-
Payments on revolving loan	(1,924,939)	-
Proceeds received from revolving loan	2,118,226	-
Debt issuance costs	(73,603)	-
Proceeds from exercised stock options	-	14,274
Net Cash Used in Financing Activities	(3,476,461)	(1,995,667)

Net Change in Cash	(3,047,753)	1,889,588
Cash at Beginning of Period	4,264,767	2,375,179
Cash at End of Period	1,217,014	$4,264,767
Supplemental information:
Cash paid for Interest	$856,012	$577,814
Non-cash payment of other long-term liabilities and interest by offsetting related-party note receivable	$678,148	$377,746
Inventory converted to property, plant and equipment	760,495	-
Acquisition of equipment by issuance of note payable	$559,304	$-

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

Revenue Recognition

We account for revenue in accordance with Topic 606, which we adopted on January 1, 2019, using the full retrospective method. The adoption of Topic 606 did not have a material impact on the timing or amounts of revenue recognized in our unaudited condensed consolidated financial statements and therefore did not have a material impact on our financial position, results of operations, equity or cash flows as of the adoption date for the year ended December 31, 2019. The Company did not record any adjustments to opening retained earnings as of December 31, 2017 or for any periods previously presented. Furthermore, the impact of the adoption of the new standard is immaterial to our revenue and gross profit on an ongoing basis.

Tool sales, rentals and other related revenue

Tool and Product Sales: Revenue is recognized upon shipment of tools or products to the customer. Shipping and handling costs related to tool and product sales are recorded gross as a component of both the sales price and cost of the product sold.

Tool Rental: Rental revenue is recognized upon completion of the customer’s job for which the tool was rented. While the duration of the rents vary by job and number of runs, these rents are generally less than one month. The rental agreements are typically based on the price per run or footage drilled and do not have any minimum rental payments or term.

Other Related Revenue: We receive revenue from the repair of tools and recognize revenue upon delivery of the repaired tool to the customer. We earn royalty commission revenue when our customer invoices their customer for the use of our tools.

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

See Note 2 – Revenue.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally due within 60 days of the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. The allowance for doubtful accounts was $9,288 as of both December 31, 2019, and 2018, respectively.

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

A disposal group that is classified as held for sale is initially measured at the lower of its carrying amount or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met.

Subsequent changes in the fair value of a disposal group less any costs to sell are reported as an adjustment to the carrying amount of the disposal group, as long as the new carrying amount does not exceed the carrying amount of the asset at the time it was initially classified as held for sale. Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group for all periods presented in the line items assets held for sale and liabilities held for sale, respectively, in the consolidated balance sheets.

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

Impairment of Long-Lived Assets

We review the recoverability of long-lived assets, such as property and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and the carrying value. We concluded there were no indicators evident or other circumstances present that these assets were not recoverable and accordingly, no impairment charges of long-lived assets were recognized for 2019 and 2018.

Intangible Assets

The Company’s intangible assets with finite lives consist of developed technology, customer contracts and relationships, and trade names and trademarks.

The cost of intangible assets with finite lives is amortized using the straight-line method over the estimated period of economic benefit, ranging from 5 to 9 years. Asset lives are adjusted whenever there is a change in the estimated period of economic benefit. No residual value has been assigned to these intangible assets.

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

Research and Development

We expense research and development costs as they are incurred. For the years ended December 31, 2019 and 2018, these expenses were approximately $1,427,000 and $1,265,000, respectively, and are included in the selling, general, and administrative expenses in the statement of operations.

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

Debt Issuance Costs

Costs related to debt issuance are capitalized and amortized as interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Upon the repayment of debt, the Company accelerates the recognition of an appropriate amount of the costs as interest expense. Debt issuance are presented as a direct reduction from the carrying amount of the note payable. As of December 31, 2019 and 2018, the amortized debt issuance costs were $14,942 and $77,641, respectively.

Share Based Compensation

Share based compensation expense for share based payments, related to stock option and restricted stock awards, is recognized based on their grant-date fair values. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

Concentrations and Credit Risk

The Company has two significant customers that represented 92% and 95% of our revenue for the years ended December 31, 2019 and 2018, respectively. These customers had approximately $2,920,000 and $1,863,000 in accounts receivable at December 31, 2019 and 2018, respectively.

The Company had one vendor that represented 12% of our purchases for the year ended December 31, 2019. This vendor had approximately $252,000 in accounts payable at December 31, 2019. We had one significant vendor that represented 11% of our purchases for the year ended December 31, 2018, and had approximately $158,000 in accounts payable at December 31, 2018.

Recent Accounting Pronouncements

Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires assets and liabilities that arise from all leases to be recognized on the balance sheet for lessees and expanded financial statement disclosures for both lessees and lessors. Currently, only capital leases are recorded on the consolidated balance sheets. This update will require lessees to recognize a lease liability equal to the present value of its lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and instead recognize lease expense for such leases generally on a straight-line basis over the lease term. Leases with a term of longer than 12 months will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. We adopted the new standard effective January 1, 2020 and elected the modified retrospective transition method. As such, the comparative financial information will not be restated and will continue to be reported under the lease standard in effect during those periods. We also intend to elect other practical expedients provided by the new standard, including the package of practical expedients, the short-term lease recognition practical expedient in which leases with a term of 12 months or less will not be recognized on the balance sheet, and the practical expedient to not separate lease and non-lease components for the majority of our leases. The adoption of this standard will result in approximately $270,000 of additional assets and liabilities on our consolidated balance sheet representing the recognition of operating lease right-of-use assets and operating lease liabilities. The Company is finalizing its accounting policies, controls, processes, and disclosures that will change as a result of adopting the new standard.

NOTE 2. REVENUE

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

Disaggregation of Revenue

Approximately 93% of our revenue is from the United States and approximately 7% is from the Middle East for the year ended December 31, 2019. For the year ended December 31, 2018, approximately 98% of our revenue was from the United States and approximately 2% was from the Middle East.

Revenue disaggregated by revenue source are as follows:

	December 31,
	2019	2018

Tool Revenue:
Tool and product sales	$3,930,619	$5,960,637
Tool rental	1,379,072	618,936
Other related revenue	6,806,235	6,562,018
Total Tool Revenue	12,115,926	13,141,591

Contract Services	6,881,088	5,103,621

Total Revenue	$18,997,014	$18,245,212

Contract Costs

We do not incur any material costs of obtaining contracts.

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under Topic 606.

NOTE 3. INVENTORIES

Inventories were comprised of the following:

	December 31, 2019	December 31, 2018
Raw material	$800,662	$738,330
Work in progress	75,235	217,158
Finished goods	48,135	48,135
	$924,032	$1,003,623

The Company recorded an impairment loss in the cost of sales of $79,200 for the year ended December 31, 2019 and $116,396 during the year ended December 31, 2018 relating to slow moving inventory and steel inventory sold to a third-party wholesaler for no gain or loss.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	December 31, 2019	December 31, 2018
Land	$880,416	$880,416
Buildings	4,758,832	4,847,778
Leasehold improvements	755,039	755,039
Machinery and equipment	10,343,486	8,816,880
Office equipment, fixtures and software	615,357	518,806
Transportation assets	350,871	811,378
	17,704,001	16,630,297
Accumulated depreciation	(9,658,309)	(8,404,288)
	$8,045,692	$8,226,009

In 2019, the Company decided to sell the Company airplane and related hangar. Accordingly, these assets are reported as assets held for sale on our balance sheet as of December 31, 2019 at their carrying value, which is lower than the expected fair value less costs to sell. In February 2020, the Company sold the airplane for a gain of approximately $146,000 that will be recorded in the first quarter of 2020. The Company expects a sale of the hanger to be completed in the next 12 months.

Depreciation expense related to property, plant and equipment for the year ended December 31, 2019 and 2018 was $1,728,403 and $1,313,564 respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	December 31, 2019	December 31, 2018
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(12,913,889)	(11,213,889)
	$1,986,111	$3,686,111

Amortization expense related to intangible assets for the years ended December 31, 2019 and 2018 was $1,700,000 and $2,446,667, respectively.

These intangible assets will be amortized over their expected useful lives using the straight-line method, which is a weighted-average amortization period of 6.3 years. As of December 31, 2019, the Company will recognize the following amortization expense for the respective periods ending December 31 noted below:

2020	$1,166,667
2021	583,333
2022	166,667
2023	69,444
Total	$1,986,111

During the years ended December 31, 2019 and 2018, there were no impairments recognized related to other intangible assets.

NOTE 6. RELATED PARTY NOTE RECEIVABLE

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco in order to take over the legal position as Tronco’ s senior secured lender. Effective August 2017, the Company fully reserved the related party note receivable of $6,979,043, which reduced the related party note receivable balance to $0. The Company continues to hold the 8,267,860 shares of the Company’s common stock as collateral. The Company will record a recovery of the loan upon receiving repayment of the note or interest in other income. Interest only is due December 31, 2019, 2020 and 2021, with a balloon payment of all unpaid interest and principal due upon maturity on December 31, 2022. The interest rate on the note prime plus .25%, which was 5.0% as of December 31, 2019.

In December 2019, the Board of Directors approved grants of restricted stock units to Troy and Annette Meier with an approximate value of $587,500. The Board and the Meiers decided in lieu of making such awards, the dollar value of such awards would be used to pay $327,238 on the Tronco Note and the remaining $260,262 was remitted for taxes on the Meiers behalf. Also in December 2019, the Board of Directors approved a bonus to Troy and Annette Meier of $630,000, of which $350,911 was used to pay down the Tronco Note and the remaining $279,089 was remitted for taxes on the Meiers behalf.

In December 2018, the Board of Directors approved a bonus to Troy and Annette Meier with an approximate value of $587,500. The Board and the Meiers decided a portion of the dollar value of such awards would be used to pay the annual interest on the Tronco Note of $211,741 and $190,045 remitted for taxes on the Meiers behalf. The remainder of $185,714 was given to the Meiers in the form of restricted stock units. See Note 10 – Share-Based Compensation.

NOTE 7. LONG-TERM DEBT

Long-term debt is comprised of the following:

	December 31, 2019	December 31, 2018
Real estate loans	$2,938,191	$4,255,152
Hard Rock Note	3,000,000	6,000,000
Credit Agreement	1,134,626	-
Machinery loans	580,185	327,879
Transportation loans	298,404	292,722
	7,951,406	10,875,753
Current portion of long-term debt	(4,102,542)	(4,578,759)
	$3,848,864	$6,296,994

Real Estate Loans

On February 1, 2019, we signed a loan agreement for $3,129,861 related to our commercial bank loan for our Vernal, Utah Campus. Upon refinancing, we paid $1,000,000 towards the previous loan that was scheduled to mature on February 15, 2019. The loan requires monthly payments of approximately $43,000, including principal and interest at 7.25%, and is secured by the land and buildings at our Vernal, Utah Campus. A balloon payment of $2,500,000 is due upon maturity on February 15, 2021.

Hard Rock Note

In 2014, the Company purchased all of the interests of Hard Rock Solutions, LLC (“Hard Rock”). Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”). The Hard Rock Note and subsequent amendments are secured by all of the patents, patents pending, other patent rights, and trademarks transferred to Hard Rock.

We made all the required principal and accrued interest payments related to the Hard Rock Note for 2019 and 2018. Under the current terms of Hard Rock Note, we are required to pay principal payments of $750,000 (plus accrued interest) on each of April 5, July 5 and October 5 in 2020. The Hard Rock Note matures on October 5, 2020.

In January 2020, the Company made a principal payment of $750,000 and an interest payment of $53,630.

Credit Agreement

In February 2019, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Austin Financial Services, Inc. (“AFS”). The Credit Agreement provides a $4.3 million credit facility, which includes a $800,000 term loan (the “Term Loan”) and a $3,500,000 revolver (the “Revolving Loan”). In December 2019, the Company and AFS increased the Term Loan to $1,000,000. As of December 31, 2019, $193,286 was outstanding on the Revolving Loan. Amounts outstanding under the Revolving Loan at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect; less a dilution reserve as determined by AFS in its sole good faith discretion, plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. Amounts outstanding on the Revolving Loan as of December 31, 2019, may not exceed $1,128,034, which is based on a calculation applying 85% of accounts receivable and 50% of inventory. A collateral management fee is payable monthly on the used portion of the Revolving Loan and Term Loan. If our borrowings are less than $1,000,000 then we pay interest as if we had borrowed $1,000,000.

The Credit Agreement contains various restrictive covenants that, among other things, limit or restrict the ability of the borrowers to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; make investments; engage in mergers, acquisitions and dispositions; make optional prepayments of other indebtedness; engage in transactions with affiliates; and enter into restrictive agreements. The Credit Agreement does not include any financial covenants. If an event of default occurs, the lenders are entitled to accelerate the advances made thereunder and exercise rights against the collateral. Borrowing under the Revolving Loan is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause. At December 31, 2019, approximately $193,000 of the Revolving Loan was outstanding and we had approximately $14,000 of accrued interest. Also at December 31, 2019, we were in compliance with the covenants in the Credit Agreement.

The interest rate for the Term Loan and the Revolving Loan is prime plus 2%. At December 31, 2019, the interest rate was 10.35%, which includes a 3.6% management fee rate. The obligations of the Company under the Credit Agreement are secured by a security interest in substantially all of the tangible and intangible assets of the Company, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment, intellectual property, or aircraft. The Credit Agreement matures on February 20, 2023, subject to early termination pursuant to the terms of the agreement or extension as may be agreed by the parties.

Equipment Loans

The Company purchased equipment in November 2019 and entered into a note payable with a financing company for $478,000. The note has an interest rate of 8.06% and will mature in November 2024. The Company pays monthly payments on this note of approximately $10,000.

Transportation Loans

Vehicles

Our loans for Company vehicles and other transportation are with various financing parties we have engaged with in connection with the acquisition of the vehicles. As of December 31, 2019, the loans bear interest ranging from 0% - 6.99% with maturity dates ranging from June 2021 through June 2024, and are collateralized by the vehicles. Our cumulative monthly payment under these loans as of December 31, 2019 was approximately $2,677, including principal and interest.

Airplane Loan

Our loan for the Company airplane bears interest at 7.35%, requires monthly payments of principal and interest of approximately $3,484, matures in May of 2026 and is collateralized by the airplane. In February 2020, the airplane was sold and the loan of approximately $211,667 was paid off.

Future annual maturities of total debt are as follows (1):

Year
2020	$3,926,465
2021	3,051,136
2022	496,985
2023	154,634
2024 - Thereafter	187,560
Total debt	$7,816,780

(1)	Excludes discounts for debt issuance costs and maturities related to our Revolving Loan.

NOTE 8. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana Lafayette Division asserting Stabil Drill Specialties, LLC (“Stabil Drill”) infringed on our patent that covers the Company’s well bore conditioning tool, the Drill-N-Ream. The court ordered the Company to serve discovery requests upon Stabil Drill and gave Stabil Drill deadlines to respond and produce documents and permit an inspection of the Accused Product. Stabil Drill filed a motion for summary judgement and the Company is in the process of responding and cross-moving for patent infringement. We cannot predict the outcome of this matter, but our legal costs could have a material effect on our financial position or results of operations in future periods. We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

NOTE 9. INCOME TAXES

Components of income tax benefit are as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Current income taxes:
Federal	$-	$-
State	18,550	3,640
Current provision for income taxes	18,550	3,640
Deferred provision (benefit) for income taxes:
Federal	-	-
State	-	-
Deferred provision (benefit) for income taxes	-	-
Provision for income taxes	$18,550	$3,640

The non-current deferred tax assets and liabilities consist of the following:

Deferred tax assets:
263A adjustment	$11,103	$12,295
Accrued expenses	-	-
Stock compensation	98,460	81,133
Stock option	69,463	58,102
Amortization of intangibles	2,952,425	2,965,622
Net operating loss	2,448,415	2,458,939
Allowances	1,706,320	1,807,331
Others	28,077	37,477
Total non-current deferred tax assets	7,314,263	7,420,899

Deferred tax liabilities:
Prepaid expenses	(27,152)	(13,781)
Depreciation on fixed assets	(582,949)	(697,478)
Total non-current deferred tax liabilities	(610,101)	(711,259)

Net non-current deferred tax assets/liabilities	6,704,162	6,709,640
Less: Valuation Allowance	(6,704,162)	(6,709,640)
Total deferred tax liabilities	$-	$-

Reconciliation of the tax rate to the U.S. federal statutory tax rate which relate to the year ended December 31, 2019 and 2018 is as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

Tax at federal statutory rate	$(193,803)	$(11,494)
State income taxes	14,654	2,875
Permanent differences	66,087	61,495
Change in valuation allowance	(5,477)	(184,471)
Other - State rate effect	(28,536)	(2,044)
Change in status	128,002	108,975
Other	37,623	28,304
Provision for income taxes	$18,550	$3,640

During the year ended December 31, 2019, the Company reviewed additional tax guidance provided, and implemented new internal policies to eliminate business entertainment expenses, other than business meals. We determined no revisions were necessary to the tax provision for the year ended December 31, 2018. The tax provision for the year ended December 31, 2019 is consistent with prior years and at the current U.S. corporate tax rate of 21%.

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

In 2015, our stockholders approved the Superior Drilling Company, Inc. 2015 Long Term Incentive Plan (the “2015 Incentive Plan”). The purpose of the 2015 Incentive Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and its affiliates and by motivating such persons to contribute to the growth and profitability of the Company and our affiliates. In 2017, the Company’s board of directors approved an additional 1,440,000 shares of the Company’s common stock to be added to the 2015 Incentive Plan. Subject to adjustment as provided in the 2015 Incentive Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued with respect to awards under the 2015 Incentive Plan is 2,992,905. As of December 31, 2019, there were 380,139 shares outstanding with respect to awards granted under the Company’s 2015 Incentive Plan.

Restricted stock units

On July 30, 2019, the Board of Directors granted 359,375 restricted stock units from the 2015 Incentive Plan to executive management and directors based on the average price of the Company’s common stock on the date of the grant. These restricted units will vest over a three - year period.

On August 3, 2018, the Board of Directors granted 189,038 restricted stock units from the 2015 Incentive Plan to executive management and directors based on the average price of the Company’s common stock on the date of the grant. These restricted units will vest over a three - year period.

On December 18, 2018, the Board of Directors granted 147,391 restricted stock units from the 2015 Incentive Plan to Troy and Annette Meier based on the average price of the Company’s common stock on the date of the grant. These restricted units will vest over a three - year period (see Note 6-Related Party Note Receivable).

Compensation expense recognized for grants of restricted stock vesting under the 2015 Incentive Plan was approximately $577,000 and $458,000 for the years ending December 31, 2019 and 2018, respectively. The Company recognized compensation expense and recorded it as share-based compensation in the consolidated statement of operations.

Total unrecognized compensation expense related to unvested restricted stock units expected to be recognized over the remaining weighted vesting period of 2.12 years equaled approximately $474,000 at December 31, 2019. These shares vest over three years.

The following table summarizes RSU activity for the years ended December 31, 2019 and 2018:

	2019		2018
	Number of Restricted Stock Units	Weighted - Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted - Average Grant Date Fair Value
Unvested RSU’s at beginning of period	747,048	$1.37	647,195	$1.12
Granted	359,375	$0.96	386,429	1.61
Forfeited	-	-	-	-
Vested	(400,029)	1.25	(286,576)	1.12
Unvested RSU’s at end of period	706,394	$1.24	747,048	$1.37

Stock Options

On December 11, 2019, the Board of Directors granted 75,000 stock options from the 2015 Incentive Plan to officers and employees based on the Company’s common stock on the date of grant, which was $0.84. These options vest 33% on the grant date, 33% on the first anniversary of the grant date, and 34% on the second anniversary of the grant date.

On December 7, 2018, the Board of Directors granted 75,000 stock options from the 2015 Incentive Plan to officers and employees based on the Company’s common stock on the date of grant, which was $1.69. These options vest 33% on the grant date, 33% on the first anniversary of the grant date, and 34% on the second anniversary of the grant date.

On October 8, 2018, the Board of Directors granted 5,000 stock options from the 2015 Incentive Plan to officers and employees based on the Company’s common stock on the date of grant, which was $4.05. These options vest 33% on the first anniversary of the grant date, 33% on the second anniversary of the grant date, and 34% on the third anniversary of the grant date.

Compensation expense recognized for option grants vesting under the 2015 Incentive Plan was approximately $52,000 and $61,000 for the years ending December 31, 2019 and 2018. The Company recognized compensation expense and recorded it as share-based compensation in the consolidated condensed statement of operations.

The following table summarizes stock options outstanding and changes during the years ended December 31, 2019 and 2018:

	2019		2018
	Number of Stock Options	Weighted - Average Exercise Price	Number of Stock Options	Weighted - Average Exercise Price
Stock options outstanding at beginning of period	531,968	$1.56	458,827	$1.50
Granted	75,000	0.84	93,206	1.80
Exercised	-	-	(9,364)	1.52
Expired	(9,329)	1.62	(10,135)	1.76
Canceled or forfeited	(9,506)	1.50	(566)	1.26
Stock options outstanding at end of period	588,133	$1.50	531,968	$1.56
Stock options exercised at end of period	-	$-	-	$-

The fair value of stock options granted to employees and directors in 2019 was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

Expected volatility	59.50%
Discount rate	1.61%
Expected life (years)	2
Dividend yield	NA

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

NOTE 11. SUBSEQUENT EVENTS

In February 2020, the Company sold the airplane for a gain of approximately $146,000 that will be recorded in the first quarter of 2020. The Company also paid the outstanding balance on the debt related to the airplane of $211,667 in February 2020.

In February 2020, the Company entered into a financing agreement to purchase equipment for $94,603. The Company is obligated to pay $1,830 a month for 60 months.

In early March 2020, there was a global outbreak of COVID-19 that has resulted in changes in global supply and demand of certain materials and energy products. These changes, including a potential economic downturn and any potential resulting direct and indirect negative impact to the Company cannot be determined, but they could have a prospective material impact to the Company’s business, cash flows and liquidity.

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

Remediation of Previously Reported Material Weakness

As previously reported, we identified the following material weakness in internal control over financial reporting in 2018:

-	The Company has a lack of appropriate accounting expertise within its accounting department, specifically around evaluating the related party note receivable for recoverability. Management believes the lack of accounting expertise to appropriately apply GAAP for complex and non-routine transactions amounts to a material weakness in its internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

To remediate the material weakness identified above, we provided more technical training on U.S. GAAP to accounting and other relevant personnel responsible for the preparation and review of the financial statements. The implementation and continued operation of these remedial controls lead management to conclude that, as of December 31, 2019, we have fully remediated our material weakness in internal control over financial reporting at a reasonable level of assurance.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above as it relates to our successful remediation of a material weakness in internal controls.

Inherent Limitations of the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Attestation Report of Registered Public Accounting Firm

This Annual Report does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting because the rules for smaller reporting companies provide an exemption from the attestation requirement.

ITEM 9B. OTHER INFORMATION

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning our directors, executive officers and significant employees as of December 31, 2019:

Name	Age	Position
G. Troy Meier	58	Board Chair, Class III Director and Chief Executive Officer
Annette Meier	57	Class II Director, President and Chief Operating Officer
James R.Lines	58	Class II Director
Robert Iversen	65	Class III Director
Michael V. Ronca	66	Class I Director
Christopher D. Cashion	64	Chief Financial Officer

G. Troy Meier. Mr. Meier has served as our Board Chair, one of our Class III Directors and Chief Executive Officer since 2014. Mr. Meier has over 39 years of experience in the oil and gas industry. Mr. Meier and co-founder Annette Meier founded our predecessor company in 1999. Since that time through the present, Mr. Meier has spearheaded the development of our new manufacturing business and our research and development activities. As our chief innovator, Mr. Meier has been responsible for not only inventing, but also designing, engineering and manufacturing industry specific machinery and processes and has several patent applications pending. Previously, in 1993, Mr. Meier started our predecessor company, Rocky Mountain Diamond, after thirteen years with Christensen Diamond and its successors. At Christensen Diamond, Mr. Meier established overseas factories in Ireland, Venezuela and China. In addition, Mr. Meier designed tools to improve efficiency both in the plants and in the field. Previously, Mr. Meier had been Christensen Diamond’s first drill bit fabricator specialist and by age 28, was made the Northern Region design engineer responsible for designing drill bits, core systems, centric bits, nozzle systems and related products. As the co-founder, Mr. Meier for the last seven years has focused 100% of his attention on our development and growth.

Mr. Meier was selected to serve on our Board of Directors and as the Board Chair because of his extensive industry experience, his role as our co-founder and chief innovator, and his and Ms. Meier’s majority shareholding. Mr. Meier is married to Annette Meier.

Annette Meier. Ms. Meier has served as our Class II Director, President and Chief Operating Officer since 2014. Ms. Meier has over 24 years of experience in the oil and gas industry. Since our inception in 1999 to the present, Ms. Meier has managed all of our day-to-day operations and business. In 2008, Ms. Meier envisioned and co-created “CHUCK,” our custom shop management and inventory program software. Ms. Meier was also instrumental to the development of the “nucleus grinding system” that is currently utilized in our new manufacturing processes. In 2005, Ms. Meier served as the creator and chief architect of the Ropers Business Park, the state-of-the-art campus that houses our remanufacturing and new manufacturing facilities in Vernal, Utah. Ms. Meier’s understanding of our business processes resulted in her designing and facilitating the SMART FACILITY layout, process and control systems within the manufacturing plant. Previously, in 1993, Ms. Meier co-founded and managed our predecessor company, Rocky Mountain Diamond. As the co-founder, Ms. Meier for the last seven years has focused 100% of her attention on our development and growth. In 2015, Ms. Meier was elected to serve on the Governors Office of Economic Development Board (GOED) for the state of Utah. Ms. Meier has been the recipient of numerous state, local and industry awards over the years that recognized her for innovation and leadership.

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

Christopher D. Cashion. Mr. Cashion has over 39 years of experience in the fields of accounting, finance and private equity. Mr. Cashion joined us in March 2014 to serve as our Chief Financial Officer on a full-time basis. Previously, Mr. Cashion worked as an independent financial and business consultant since 1998. From January 2013 through February 2014, Mr. Cashion was the Chief Financial Officer for Surefire Industries USA LLC, a Houston-based hydraulic fracturing equipment manufacturing company. Previously, from January 2005 to August 2012, Mr. Cashion provided chief financial officer services to five start-up portfolio companies owned by the Shell Technology Venture Fund, a private equity fund. Prior to his tenure with the start-up portfolio companies, Mr. Cashion worked for the First Reserve Corporation, a private equity firm, from 1991 to 1993. Mr. Cashion worked with Baker Hughes, Inc. from 1981 to 1991 and with Ernst & Young from 1977 to 1981. Mr. Cashion holds a B.S. in Accounting from the University of Tennessee and an M.B.A. in Finance and International Business from the University of Houston. Mr. Cashion has been a Certified Public Accountant since 1979.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2019, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.

Material Changes in Director Nominations Process

There have not been any material changes to the procedures by which shareholders may recommend nominees to our Board.

Audit Committee

Our Audit Committee is comprised solely of “independent” directors, as defined under and required by Rule 10A-3 of the Exchange Act and the NYSE MKT rules. Our Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm. The oversight of our independent public accounting firm includes reviewing the plans and results of the audit engagement with the firm, approving any additional professional services provided by the firm and reviewing the independence of the firm. Commencing with our first report on internal controls over financial reporting, the Committee will be responsible for discussing the effectiveness of the internal controls over financial reporting with our independent registered public accounting firm and relevant financial management. The members of this Committee are Messrs. Iversen, Ronca, and Lines with Mr. Lines serving as committee chair. Our Board of Directors has determined that Mr. Lines qualifies as an “audit committee financial expert,” as defined by the rules under the Exchange Act. The Audit Committee held five meetings in 2019.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides information concerning compensation paid or accrued during the fiscal years ended December 31, 2019 and 2018, to our principal executive officer, our chief operating officer and our principal financial officer, to whom we sometimes refer together as our “named executive officers.”

Name and Principal Position	Year	Salary	Bonus		Stock Awards (5)		Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
G. Troy Meier	2019	$475,000	$665,000	(1)	$—		$—	$—	$10,178	(9)	$1,150,178
Chief Executive Officer	2018	$475,000	$393,614	(2)	$105,106	(6)	$—	$—	$11,773	(9)	$985,493

Annette Meier	2019	$425,000	$552,500	(3)	$—		$—	$—	$8,870	(10)	$986,370
President and Chief Operating Officer	2018	$425,000	$323,142	(4)	$80,608	(6)	$—	$—	$6,306	(10)	$835,056

Christopher Cashion	2019	$300,000	$—		$120,000	(7)	$—	$—	$13,244	(11)	$433,244
Chief Financial Officer	2018	$300,000	$—		$122,301	(8)	$—	$—	$12,756	(11)	$435,057

(1)	Relates to $332,500 bonus made in 2019 in lieu of granting annual incentive compensation awards and an additional $332,500 bonus made in 2019. $370,405 was applied to the annual interest on the related party note receivable. See Note 6 - Related Party Note Receivable to our consolidated financial statements included herein.

(2)	Relates to $227,394 bonus made in 2018 in lieu of granting annual incentive compensation awards and an additional $166,250 bonus made in 2018. $207,450 was applied to the annual interest on the related party note receivable. See Note 6 - Related Party Note Receivable to our consolidated financial statements included herein.

(3)	Relates to $297,500 bonus made in 2019 in lieu of granting annual incentive compensation awards and an additional $255,000 bonus made in 2019. $307,743 was applied to the annual interest on the related party note receivable. See Note 6 - Related Party Note Receivable to our consolidated financial statements included herein.

(4)	Relates to $174,392 bonus made in 2018 in lieu of granting annual incentive compensation awards and an additional $148,750 bonus made in 2018. $170,296 was applied to the annual interest on the related party note receivable. See Note 6 - Related Party Note Receivable to our consolidated financial statements included herein.

(5)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 10 Share-Based Compensation to our consolidated financial statements included herein.

(6)	The grant date fair value for these restricted stock awards was based on the average price of our common stock on the grant date (December 18, 2018), which was $1.26 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33% of the shares of restricted common stock vested on December 18, 2019, 33% of the shares of restricted common stock will vest on December 18, 2020 and 34% of the shares of restricted common stock will vest on December 18, 2021.

(7)	The grant date fair value for these restricted stock awards was based on the average price of our common stock on the grant date (July 30, 2019), which was $0.96 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33% of the shares of restricted common stock will vest on July 30, 2020, 33% of the shares of restricted common stock will vest on July 30,2021 and 34% of the shares of restricted common stock will vest on August 3, 2021.

(8)	The grant date fair value for these restricted stock awards was based on the average price of our common stock on the grant date (August 3, 2018), which was $1.86 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33% of the shares of restricted common stock vested on August 3, 2019, 33% of the shares of restricted common stock will vest on August 3, 2020 and 34% of the shares of restricted common stock will vest on August 3, 2021.

(9)	Represents certain company paid health care costs for G. Troy and Annette Meier, life insurance costs, and personal use of a company vehicle.

(10)	Represents life insurance costs and personal use of a company vehicle.

(11)	Represents certain company paid health care costs and life insurance costs.

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

Outstanding Equity Awards for Year Ended December 31, 2019

The following table shows the number of shares covered by exercisable and unexercisable options awards and stock awards held by our named executive officers on December 31, 2019 that were made under the 2015 Long Term Incentive Plan

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h) (1)		(i)	(j)

G. Troy Meier (6)	22,033	—	—	1.90	03/04/2021
	22,844	—	—	1.84	03/18/2021
	27,867	—	—	1.51	03/31/2021
						55,640	$70,106	(2)	—	—

Annette Meier (6)	19,517	—	—	1.90	03/04/2021
	20,236	—	—	1.84	03/18/2021
	24,685	—	—	1.51	03/31/2021
						42,671	$53,765	(2)	—	—

Christopher Cashion (7)	11,995	—	—	1.73	03/04/2026
	12,416	—	—	1.67	03/18/2026
	15,057	—	—	1.37	03/31/2026
						31,069	$40,079	(3)	—	—
						43,838	$81,539	(4)	—	—
						125,000	$105,000	(5)

(1)	See Note 10 – Share-Based Compensation in the consolidated financial statements included herein.

(2)	The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (December 18, 2018), which was $1.26 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33% of the shares of restricted common stock vested on December 18, 2019, 33% of the shares of restricted common stock will vest on December 18, 2020 and 34% of the shares of restricted common stock will vest on December 18, 2021.

(3)	The grant date fair value for restricted stock awards is based on the closing price of our common stock on the grant date (December 4, 2017), which was $1.29 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33% of the shares of restricted common stock vested on December 4, 2018, 33% of the shares of restricted common stock vested on December 4, 2019 and 34% of the shares of restricted common stock will vest on December 4, 2020.

(4)	The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (August 3, 2018), which was $1.86 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33% of the shares of restricted common stock vested on August 3, 2019, 33% of the shares of restricted common stock will vest on August 3, 2020 and 34% of the shares of restricted common stock will vest on August 3, 2021.

(5)	The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (July 30, 2019), which was $0.96 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33% of the shares of restricted common stock will vest on July 30, 2020, 33% of the shares of restricted common stock will vest on July 30, 2021 and 34% of the shares of restricted common stock will vest on July 30, 2022.

(6)	During March 2016, each of the named executive officers agreed to receive awards of stock options in lieu of base salary. The grant date fair value for the stock option awards was based on the closing price of our common stock on the grant date of a) March 4, 2016, which was $1.90 per share; b) March 18, 2016, which was $1.84 per share; and c) March 31, 2016, which was $1.51 per share. All options vested 100% on the grant date and have a ten year term expiring on March 4, 2021, March 18, 2021 and March 31, 2021, respectively. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

(7)	During March 2016, the named executive officer agreed to receive awards of stock options in lieu of base salary. The grant date fair value for the stock option awards was based on the closing price of our common stock on the grant date of a) March 4, 2016, which was $1.73 per share; b) March 18, 2016, which was $1.67 per share; and c) March 31, 2016, which was $1.37 per share. All options vested 100% on the grant date and have a ten year term expiring on March 4, 2026, March 18, 2026 and March 31, 2026, respectively. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

Director Compensation

Our employee directors are not separately compensated for their service as a director. In 2019, each of our non-employee directors received 78,125 shares of restricted common stock for his service as a director. In addition to receiving shares of stock, our non-employee directors received the following cash fees: Mr. Iversen, $101,626; Mr. Ronca, $91,374; and Mr. Lines $82,500. The members of our Board of Directors are entitled to reimbursement of their expenses incurred in connection with the attendance at Board and committee meetings in accordance with Company policy.

The following table summarizes the annual compensation for our non-employee directors during 2019.

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards (c) (1)	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
James R. Lines	$82,500	$75,000	-	-	-	-	$157,500
Robert Iversen	$101,626	$75,000	-	-	-	-	$176,626
Michael V. Ronca	$91,374	$75,000	-	-	-	-	$166,374

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of awards granted by the Board of Directors. See Note 10 Share-Based Compensation in the consolidated financial statements included herein. The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (July 30, 2019), which was $0.96 per share, respectively. As of December 31, 2019, Mr. Iversen ,Mr. Ronca and Mr. Lines each have an aggregate of 124,942 outstanding shares of unvested restricted stock. The restricted stock awards have the following vesting schedule: a) for the shares granted on December 4, 2017: 33% of the shares of restricted common stock vested on the first anniversary of the date of grant, 33% of the shares of restricted common stock vested on the second anniversary of the date of grant and 34% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date, b) for the shares granted on August 3, 2018: 33% of the shares of restricted common stock vested on the first anniversary of the date of grant, 33% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 34% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date and c) for the shares granted on July 30, 2019: 33% of the shares of restricted common stock will vest on the first anniversary of the date of grant, 33% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 34% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 28, 2020, by:

●	each person who is known by us to beneficially own 5% or more of the outstanding class of our capital stock;

●	each member of the Board;

●	each of our executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each of the holders of capital stock listed below has sole voting and investment power as to the capital stock owned unless otherwise noted.

Name and Address of Beneficial Owner	Numbers of Shares of Common Stock Beneficially Owned	% of Common Stock Outstanding (1)
G. Troy Meier (2)	10,366,264	40.8%
Annette Meier (3)	10,265,948	40.4%
Christopher D. Cashion (4), (9)	508,538	2.0%
James R. Lines (5), (6)	190,360	*
Robert Iversen (5), (7)	345,745	1.4%
Michael V. Ronca (5), (8)	286,272	1.1%
Executive Officers and Directors as a group (6 persons)	12,054,670	47.4%

*	Less than 1%

(1)	Based on 25,418,126 shares outstanding as of February 28, 2020. Unless otherwise noted, the address for the holder is 1583 South 1700 East, Vernal, Utah 84078.

(2)	Includes (i) 5,641,510 shares of common stock indirectly owned through his ownership in Meier Family Holding Company, LLC, and (ii) 3,173,350 shares of common stock indirectly owned through his ownership in Meier Management Company, LLC. Also includes 329,423 shares of vested restricted common stock, 55,640 shares of unvested restricted common stock, and 72,744 shares issuable pursuant to vested stock options. The unvested restricted stock will vest equally on December 18, 2020 and December 18, 2021.

(3)	Includes (i) 5,641,510 shares of common stock indirectly owned through her ownership in Meier Family Holding Company, LLC, and (ii) 3,173,350 shares of common stock indirectly owned through her ownership in Meier Management Company, LLC. Also includes 250,382 shares of vested restricted common stock, 42,671 shares of unvested restricted common stock, and 64,438 shares issuable pursuant to vested stock options. The unvested restricted stock will vest equally on December 18, 2020 and December 18, 2021.

(4)	Includes (a) 93,023 of restricted common stock that vests in accordance with the following vesting schedule: 33% of the shares of restricted common stock vested on December 4, 2018, 33% of the shares of restricted common stock vested on December 4, 2019, and 34% of the shares of restricted common stock will vest on December 4, 2020, (b) 65,753 of restricted common stock that vests in accordance with the following vesting schedule: 33% of the shares of restricted common stock vested on August 3, 2019, 33% of the shares of restricted common stock will vest on August 3, 2020, and 34% of the shares of restricted common stock will vest on August 3, 2021, and (c) 125,000 of restricted common stock that vests in accordance with the following vesting schedule: 33% of the shares of restricted common stock will vest on July 30, 2020, 33% of the shares of restricted common stock will vest on July 30, 2021, and 34% of the shares of restricted common stock will vest on July 30, 2022.

(5)	Includes (a) 58,140 of restricted common stock that vests in accordance with the following vesting schedule: 33% of the shares of restricted common stock vested on December 4, 2018, 33% of the shares of restricted common stock vested on December 4, 2019, and 34% of the shares of restricted common stock will vest on December 4, 2020, (b) 41,095 of restricted common stock that vests in accordance with the following vesting schedule: 33% of the shares of restricted common stock vested on August 3, 2019, 33% of the shares of restricted common stock will vest on August 3, 2020, and 34% of the shares of restricted common stock will vest on August 3, 2021 and (c) 78,125 of restricted common stock that vests in accordance with the following vesting schedule: 33% of the shares of restricted common stock will vest on July 30, 2020, 33% of the shares of restricted common stock will vest on July 30, 2021, and 34% of the shares of restricted common stock will vest on July 30, 2022.

(6)	The address of Mr. Lines is 1110 Ransom Road, Lancaster, New York 14086.

(7)	The address of Mr. Iversen is 4928 FM 1374 Road, Huntsville, Texas 77340.

(8)	The address of Mr. Ronca is 17318 Chagall Lane, Spring, Texas 77379.

(9)	The address of Mr. Cashion is 20615 Sundance Springs Lane, Spring, Texas 77379

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

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accountant Fees

The following table sets forth the fees incurred by us in fiscal years 2019 and 2018 for services performed by Moss Adams LLP:

	December 31, 2019	December 31, 2018
Audit Fees	$302,843	$210,353
Audit-Related Fees
Tax Fees
All Other Fees		6,782
Total	$302,843	$217,135

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accountants

The charter of the Audit Committee and its pre-approval policy require that the Audit Committee review and pre-approve the Company’s independent registered public accounting firm’s fees for audit, audit-related, tax and other services. The Chairman of the Audit Committee has the authority to grant pre-approvals, provided such approvals are within the pre-approval policy and are presented to the Audit Committee at a subsequent meeting. For the year ended December 31, 2019, the Audit Committee approved 100% of the services described above under the captions “Audit Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements – see Index to Financial Statements appearing on page 44

(2) Financial Statement Schedules – None

(3) Exhibits –

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated December 15, 2013, between Meier Management Company, LLC, Meier Family Holding Company, LLC, and SD Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014S-1).

3.2	Articles of Amendment to Articles of Incorporation (name change) (incorporated by reference to Exhibit 3.5 to Amendment No. 2 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 6, 2014).

3.3	Bylaws with Exhibit A (incorporated by reference to Exhibit 3.3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

4.1	Description of Company Securities.

10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.2	2014 Employee Stock Incentive Plan with forms of award agreements as Exhibits (incorporated by reference to Exhibit 10.2 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).†

10.3	Form of Executive Employment Agreement between SD Company, Inc. and Troy Meier, as CEO (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.4	Form of Executive Employment Agreement between SD Company, Inc. and Annette Meier, as President (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.5	Form of Executive Employment Agreement between SD Company, Inc. and Christopher Cashion, as CFO (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.6	Vendor Agreement between Superior Drilling Products, LLC, and Hughes Christensen, a division of Baker Hughes Oilfield Operations, Inc., dated October 28, 2013 with Exhibit A (incorporated by reference to Exhibit 10.6 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.7	Commercial Lease, dated August 15, 2013, between Meier Properties, Series LLC, as landlord, and Baker Hughes Oilfield Operations, Inc., as tenant (incorporated by reference to Exhibit 10.7 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.8	Acknowledgement letter, dated September 11, 2013, between Superior Drilling Products, LLC and Hard Rock Solutions, Inc., regarding the Drill N Ream commissions (incorporated by reference to Exhibit 10.8 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.9	Membership Interest Purchase Agreement (MIPA), dated January 28, 2014, between Hard Rock Solutions, Inc., as seller, and Superior Drilling Products, LLC, as buyer, of Hard Rock Solutions, LLC, with Exhibits (incorporated by reference to Exhibit 10.9 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.10	Intellectual Property Protection Agreement (IPPA), dated January 28, 2014, between 3cReamers, LLC, Hard Rock Solutions, LLC, James D. Isenhour, and Troy Meier (incorporated by reference to Exhibit 10.10 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.11	Form of Subordinated Promissory Note from Hard Rock Solutions LLC and Superior Drilling Products LLC, as borrower, in favor of Hard Rock Solutions, Inc., as lender, to be executed upon closing of the Hard Rock acquisition (incorporated by reference to Exhibit 10.11 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.12	Form of Security and Pledge Agreement between SD Company, Inc., as debtor, in favor of Hard Rock Solutions, Inc., as secured party, to be executed upon closing of the Hard Rock acquisition with attached Schedule A (incorporated by reference to Exhibit 10.12 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.13	Form of Assignment Agreement between Superior Drilling Products, LLC and SD Company, Inc. assigning SDP’ s rights under the MIPA and IPPA to SDC, to be executed in connection with the Reorganization (incorporated by reference to Exhibit 10.13 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.14	Securities Purchase Agreement, dated February 24, 2014, between SD Company, Inc. and Superior Drilling Products, LLC, as borrowers, and D4D, LLC, as lender, for $2 million bridge loan with attached exhibits (incorporated by reference to Exhibit 10.14 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.15	Secured Convertible Promissory Note, dated February 24, 2014, in the original principal amount of $2 million, from SD Company, Inc. and Superior Drilling Products, LLC, as borrowers, in favor of D4D, LLC, as lender, with Exhibits (incorporated by reference to Exhibit 10.15 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.16	Security Agreements, dated February 24, 2014, between SD Company Inc. and Superior Drilling Products, LLC, respectively, as debtors, and D4D LLC, as secured party (incorporated by reference to Exhibit 10.16 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.17	Form of Common Stock Purchase Warrant to be issued by SD Company Inc. in favor of D4D LLC upon conversion of $2 million bridge loan with attached exhibits (incorporated by reference to Exhibit 10.17 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.18	Form of Registration Rights Agreement to be entered into between SD Company Inc. and D4D, LLC upon conversion of $2 million bridge loan (incorporated by reference to Exhibit 10.18 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.19	Standard Industrial/Commercial Single-Tenant Lease, dated January 17, 2014, between Superior Drilling Products of California, LLC (SDP(CA)), as lessor, and Roger Holder, as lessee, with respect to our Bakersfield facilities (incorporated by reference to Exhibit 10.19 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.20	Loan Agreement, dated July 3, 2012, between Meier Properties, Series LLC and Superior Drilling Products LLC, as co-borrowers, and Proficio Bank, as lender. (Proficio Loan 1) (incorporated by reference to Exhibit 10.35 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.21	Term Note, dated July 3, 2012, from Meier Properties, Series LLC and Superior Drilling Products LLC, as co-borrowers, and Proficio Bank, as lender, in the original principal amount of $240,000. (Proficio Loan 1) with attached exhibits (incorporated by reference to Exhibit 10.36 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.22	Deed of Trust, Security Agreement and Assignment of Leases and Rents, dated July 3, 2012, from Meier Properties, Series LLC, as grantor, to Proficio Bank, as trustee, and Proficio Bank, as beneficiary. (Proficio Loan 1) (incorporated by reference to Exhibit 10.37 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.23	Loan Agreement(s), dated December 30, 2013, between Superior Drilling Products, LLC, Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, respectively, and Proficio Bank, as lender. (Proficio Loan 2) (incorporated by reference to Exhibit 10.38 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.24	U.S. Small Business Administration Note, dated December 30, 2013, from Superior Drilling Products, LLC, Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, in favor of Proficio Bank, as lender, in the original principal amount of $627,000. (Proficio Loan 2) (incorporated by reference to Exhibit 10.39 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.25	Unconditional Guaranty(s) from each of Gilbert Troy Meier, Annette D. Meier, the Gilbert Troy Meier Trust, the Annette Deuel Meier Trust, and Meier Family Holding Company, guarantor(s), respectively, to Proficio Bank, as lender, each dated December 30, 2013. (Proficio Loan 2) (incorporated by reference to Exhibit 10.40 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.26	Term Note, dated February 4, 2013, between Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, and Proficio Bank, as lender, in the original principal amount of $592,000. (Proficio Loan 3) (incorporated by reference to Exhibit 10.42 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.27	Third Amendment to Loan Agreement (dated December 18, 2013), Second Amendment to Loan Agreement (dated June 15, 2009), First Amendment to Loan Agreement (dated December 10, 2007), and original Loan Agreement (dated August 10, 2007), between Tronco Energy Corporation, as borrower, Philco Exploration, LLC, as subsidiary, and Fortuna Asset Management LLC (and its assignee ACF Property Management, Inc. for the amendments). (Tronco Loan) (incorporated by reference to Exhibit 10.43 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.28	Second Amended and Restated Promissory Note, dated January 1, 2014, between Tronco Energy Corporation, as borrower, and ACF Property Management Inc. as lender (assignee from Fortuna Asset Management LLC). (Tronco Loan) (incorporated by reference to Exhibit 10.44 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.29	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc. as secured party; and Owner Consent to Pledge from Meier Family Holding Company, LLC, with respect to 95% of the limited liability company interests in Superior Drilling Products, LLC, each dated June 15, 2009. (Tronco Loan) (incorporated by reference to Exhibit 10.45 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.30	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc. as secured party; and Owner Consent to Pledge from Meier Management Company, LLC, with respect to 5% of the limited liability company interests in Superior Drilling Products, LLC, each dated June 15, 2009. (Tronco Loan) (incorporated by reference to Exhibit 10.46 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.31	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc., as secured party; and Owner Consent to Pledge from Meier Management Company, with respect to 100% of the limited liability company interests in Superior Design and Fabrication, LLC, each dated December 18, 2013. (Tronco Loan) (incorporated by reference to Exhibit 10.47 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.32	Guaranty(s) from Gilbert Troy Meier Trust (dated August 10, 2009), and from Superior Drilling Products, LLC and Superior Design and Fabrication, LLC (dated December 18th, 2013), in favor of ACF Property Management, Inc., as lender. (Tronco Loan) (incorporated by reference to Exhibit 10.48 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.33	Loan Purchase Agreement between ACF Property Management Inc., as lender and seller, SD Company Inc., as buyer, and Tronco Energy Corporation, as borrower, dated January 1, 2014. (Tronco Loan) (incorporated by reference to Exhibit 10.49 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.34	Loan Agreement, dated April 3, 2012, between Meier Properties Series LLC and Superior Auto Body & Paint LLC (SABP) as co-borrowers, and Mountain West Small Business Finance, as lender. (SABP Loan 1); Change in Terms Agreement dated March 19, 2012, between Superior Auto BODY & Paint LLC, as borrower and Mountain America Credit Union, as Lender; and Change in Terms Agreement dated March 19, 2012, between Superior Auto BODY & Paint LLC, as borrower and Mountain America Credit Union, as Lender (incorporated by reference to Exhibit 10.50 to Amendment No. 1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).

10.35	Promissory Note dated March 19, 2012, from Superior Auto Body and Paint LLC, as borrower, in favor of Mountain America Credit Union in the amount of $1,698,005.00 (incorporated by reference to Exhibit 10.51 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.36	Loan Agreement, dated May 25, 2012, between Meier Properties Series LLC and SABP, as co-borrowers and Mountain West Small Business Finance, as lender. (SABP Loan 2) (incorporated by reference to Exhibit 10.52 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.37	U.S. Small Business Administration Note, dated May 25, 2012, between Meier Properties, Series LLC, as debtor, SABP, as operating company, and Mountain West Small Business Finance, as lender, in the original principal amount of $1,159,000.00 (SABP Loan 2) (incorporated by reference to Exhibit 10.53 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.38	Security Agreement(s), dated May 25, 2012, between each of Meier Properties, Series LLC and SABP, as debtor(s), and Mountain West Small Business Finance, as lender. (SABP Loan 2) (incorporated by reference to Exhibit 10.54 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.39	Continuing Guaranty, dated May 20, 2011, by Superior Drilling Products, as guarantor, to Mountain America Federal Credit Union, as lender. (SABP Loans 1 and 2) (incorporated by reference to Exhibit 10.55 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.40	Lease, dated May 25, 2012, between Meier Properties, Series LLC, as lessor, and SABP, as lessee (incorporated by reference to Exhibit 10.56 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.41	Confirmation of Guaranties from Troy Meier, Annette Meier, the G. Troy Meier Trust, and the Annette Deuel Meier Trust, to Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.57 to Amendment No. 3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.42	Stock Pledge Agreement between Meier Management Company, LLC and Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.58 to Amendment No. 3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.43	Stock Pledge Agreement between Meier Family Holding Company, LLC and Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.59 to Amendment No. 3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

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

SUPERIOR DRILLING PRODUCTS, INC.

March 18, 2020	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer (Principal Executive Officer)

March 18, 2020	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 18, 2020	By:	/s/ ANNETTE MEIER
Annette Meier, President, Chief Operating Officer and Director

March 18, 2020	By:	/s/ JAMES LINES
James Lines, Director

March 18, 2020	By:	/s/ ROBERT IVERSEN
Robert Iversen, Director

March 18, 2020	By:	/s/ MICHAEL RONCA
Michael Ronca, Director

