Form 10-Q
period 2020-03-31
Superior Drilling Products, Inc.
filed 2020-05-11
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

There were 25,434,776 shares of common stock, $0.001 par value, issued and outstanding as of May 8, 2020.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION.

Item 1. Financial Statements

Superior Drilling Products, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash	$3,349,252	$1,217,014
Accounts receivable, net	3,225,090	3,850,509
Prepaid expenses	94,856	139,070
Inventories	1,179,247	924,032
Asset held for sale	40,000	252,704
Other current assets	-	252,178
Total current assets	7,888,445	6,635,507
Property, plant and equipment, net	7,657,789	8,045,692
Intangible assets, net	1,694,445	1,986,111
Right of use assets	238,791	-
Other noncurrent assets	93,619	93,619
Total assets	$17,573,089	$16,760,929
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,551,104	$961,294
Accrued expenses	738,880	683,832
Customer deposits	-	61,421
Current portion of operating lease liability	149,811	-
Current portion of long-term debt, net of discounts	5,054,692	4,102,543
Total current liabilities	7,494,487	5,809,090
Operating lease liability	88,980
Long-term debt, less current portion, net of discounts	2,581,604	3,848,863
Total liabilities	10,165,071	9,657,953
Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 25,418,126 shares issued and outstanding	25,418	25,418
Additional paid-in-capital	40,176,387	40,069,391
Accumulated deficit	(32,793,787)	(32,991,833)
Total shareholders’ equity	7,408,018	7,102,976
Total liabilities and shareholders’ equity	$17,573,089	$16,760,929

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended March 31,
	2020	2019

Revenue
Tool revenue	$3,612,918	$3,443,909
Contract services	1,744,845	1,592,437

Total Revenue	5,357,763	5,036,346

Operating costs and expenses
Cost of revenue	2,314,508	2,043,028
Selling, general and administrative expenses	2,017,899	2,069,040
Depreciation and amortization expense	760,764	1,011,105

Total operating costs and expenses	5,093,171	5,123,173

Operating income (loss)	264,592	(86,827)

Other income (expense)
Interest income	4,688	18,933
Interest expense	(177,258)	(177,982)
Impairment on asset held for sale	(30,000)	-
Gain on sale of assets	142,234	--
Total other expense	(60,336)	(159,049)

Income (loss) before income taxes	204,256	(245,876)
Income tax expense	(6,210)	-

Net income (loss)	$198,046	$(245,876)

Basic income (loss) earnings per common share	$0.01	$(0.01)
Basic weighted average common shares outstanding	25,418,126	25,018,098
Diluted income (loss) per common share	$0.01	$(0.01)
Diluted weighted average common shares outstanding	25,418,126	25,018,098

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$198,046	$(245,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	760,764	1,011,105
Share based compensation expense	106,996	181,852
Gain on sale of assets	(142,234)
Impairment on asset held for sale	30,000
Loss on disposition of rental fleet	-	1,603
Amortization of deferred loan costs	4,631	-
Changes in operating assets and liabilities:
Accounts receivable	625,419	(663,843)
Inventories	(303,122)	(228,130)
Prepaid expenses and other noncurrent assets	296,392	22,738
Accounts payable and accrued expenses	666,941
Other long term liabilities	(61,421)	896,906
Net Cash From Operating Activities	2,182,412	976,355
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(37,850)	(338,765)
Proceeds from sale of fixed assets	117,833	-
Net Cash From Investing Activities	79,983	(338,765)
Cash Flows From Financing Activities
Principal payments on debt	(975,440)	(1,993,172)
Proceeds received from debt borrowings	72,520	800,000
Payments on revolving loan	(39,461)	(301,969)
Proceeds received on revolving loan	812,224	1,000,000
Debt issuance costs	-	(60,750)
Net Cash From Financing Activities	(130,157)	(555,891)
Net increase in Cash	2,132,238	81,699
Cash at Beginning of Period	1,217,014	4,264,767
Cash at End of Period	$3,349,252	$4,346,466
Supplemental information:
Cash paid for Interest	$182,368	$247,865
Inventory converted to property, plant and equipment	$47,907	-
Reduction of debt with sale of asset	$211,667	-

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2020

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

Unaudited Interim Financial Presentation

These interim consolidated condensed financial statements for the three months ended March 31, 2020 and 2019, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations expected for the year ended December 31, 2020. These interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2019 and 2018 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”).

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires assets and liabilities that arise from all leases to be recognized on the balance sheet for lessees and expanded financial statement disclosures for both lessees and lessors. We adopted the new standard effective January 1, 2020 and elected the modified retrospective transition method and as such, the comparative financial information will not be restated and will continue to be reported under the lease standard in effect during those periods. The adoption of this standard resulted in approximately $270,000 of additional assets and liabilities on our consolidated balance sheet representing the recognition of operating lease right-of-use assets and operating lease liabilities. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the condensed consolidated balance sheet and are expensed on a straight-line basis over the lease term in the condensed consolidated statement of operations. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company believes it could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. See Note 7 – Leases.

Significant Customers

For the three months ended March 31, 2020, two customers represented 84% of our total revenue during the period. For the three months ended March 31, 2019, two customers represented 93% of our total revenue during the period.

Significant Vendors

The Company had two vendors that represented 26% of our purchases for the three months ended March 31, 2020. The vendors had approximately $454,000 in accounts payable at March 31, 2020 and purchases in the first quarter of 2020 from these vendors totaled approximately $524,000. The Company had one vendor that represented 10% of our purchases for the three months ended March 31, 2019. This vendor had approximately $248,000 in accounts payable at March 31, 2019 and purchases in the first quarter of 2019 from this vendor totaled approximately $248,000.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, and requires the use of a new forward-looking expected loss model that will result in the earlier recognition of allowances for losses. Early adoption is permitted and entities must adopt the amendment using a modified retrospective approach to the first reporting period in which the guidance is effective. For smaller reporting companies, as provided by Accounting Standards Update 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022. The adoption of ASU 2016-13 is currently not expected to have a material effect on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (“Topic 740”) - Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. The adoption of ASU 2019-12 is currently not expected to have a material effect on our consolidated financial statements.

NOTE 2. REVENUE

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

Contract Services

Drill Bit Manufacturing and Refurbishment: We recognize revenue for our PDC drill bit services upon transfer of control which we determined to be upon shipment. Shipping and handling costs related to refurbishing services are paid directly by the customer at the time of shipment. By contract, we can only refurbish and manufacture oil or gas drill bits for Baker Hughes, but we are not contractually prohibited from manufacturing drill bits for the mining industry.

Revenue disaggregated by revenue source are as follows:

	Three months ended March 31,
	2020	2019

Tool Revenue:
Tool and product sales	$990,734	$1,507,160
Tool rental	777,253	245,602
Other related revenue	1,844,931	1,691,147
Total Tool Revenue	3,612,918	3,443,909

Contract Services	1,744,845	1,592,437

Total Revenue	$5,357,763	$5,036,346

Contract Costs

We do not incur any material costs of obtaining contracts.

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606.

NOTE 3. INVENTORIES

Inventories are comprised of the following:

	March 31, 2020	December 31, 2019
Raw material	$813,379	$800,662
Work in progress	206,926	75,235
Finished goods	158,942	48,135
	$1,179,247	$924,032

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	March 31, 2020	December 31, 2019
Land	$880,416	$880,416
Buildings	4,758,832	4,758,832
Building improvements	755,039	755,039
Machinery and equipment	10,259,311	10,343,486
Office equipment, fixtures and software	615,358	615,357
Transportation assets	350,871	350,871
	17,619,827	17,704,001
Accumulated depreciation	(9,962,038)	(9,658,309)
	$7,657,789	$8,045,692

In 2019, the Company decided to sell the Company airplane and related hangar. Accordingly, these assets are reported as assets held for sale on our balance sheet as of December 31, 2019 at their carrying value, which is lower than the expected fair value less costs to sell. In February 2020, the Company sold the airplane for a gain of approximately $142,000. The Company recorded a $30,000 impairment related to the hanger in March 2020 and expects a sale of the hanger to be completed in the next 12 months.

Depreciation expense related to property, plant and equipment for the three months ended March 31, 2020 and 2019 was $469,098 and $399,438, respectively. The increase in machinery and equipment was mostly the result of building tool inventory for the Middle East operations.

NOTE 5. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	March 31, 2020	December 31, 2019
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(13,205,555)	(12,913,889)
	$1,694,445	$1,986,111

Amortization expense related to intangible assets was $291,666 and $611,667 for the three months ended March 31, 2020 and 2019.

Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of March 31, 2020, the Company reviewed the net balance of the intangible assets and determined no impairment was needed.

NOTE 6. RELATED PARTY NOTE RECEIVABLE

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco Energy Corporation (“Tronco”), a party related to us through common control, in order to take over the legal position as Tronco’ s senior secured lender. Effective August 2017, the Company fully reserved the related party note receivable of $6,979,043, which reduced the related party note receivable balance to $0. The Company continues to hold the 8,267,860 shares of the Company’s common stock as collateral. The Company will record a recovery of the loan upon receiving repayment of the note or interest in other income. Interest only is due December 31, 2020 and 2021, with a balloon payment of all unpaid interest and principal due upon maturity on December 31, 2022. The interest rate on the note is 5.0% at March 31, 2020.

7. LEASES

The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. The Company discounts lease payments based on an estimate of its incremental borrowing rate as the Company’s leases do not provide a readily determinable implicit rate.

The Company leases certain facilities in Texas, Utah and Dubai under long-term operating leases with lease terms of one year to two years. Effective January 1, 2020, the Company adopted the provision of ASC 842 Leases.

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheet as of March 31, 2020:

	Classification on Balance Sheet	March 31, 2020
Assets
Operating lease assets	Operating lease right of use assets	$238,791
Total lease assets		$238,791

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$149,811
Noncurrrent liabilities
Operating lease liability	Long-term operating lease liability	88,980
Total lease liability		$238,791

The lease expense and the cash paid under operating leases for the three months ended March 31, 2020 was $49,780. At March 31, 2020, the weighted average remaining lease terms were 2.05 years and the weighted average discount rate was 7.25%.

The following is the aggregate future lease payments for operating leases as of March 31, 2020:

2020 (remaining)	$127,189
2021	90,042
2022	23,304
2023	16,104
Total undiscounted lease payments	256,639
Less: effects of discounting	(17,848)
Present value of lease payments	$238,791

NOTE 8. LONG-TERM DEBT

Long-term debt is comprised of the following:

	March 31, 2020	December 31, 2019
Real estate loans	$2,853,776	$2,938,191
Hard Rock Note	2,250,000	3,000,000
Credit Agreement	1,828,686	1,134,626
Machinery loans	625,852	580,185
Transportation loans	77,982	298,404
	7,636,296	7,951,406
Less:
Current portion	(5,054,692)	(4,102,542)
Long-term debt, net	$2,581,604	$3,848,864

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

In April 2020, the Company amended and restated the Hard Rock Note (see Note 11 – Subsequent Events). Prior to this amendment, the Company was required to pay principal payments of $750,000 (plus accrued interest) on January 5, April 5, July 5 and October 5 in 2020. The Company paid $803,630 of principal and accrued interest on January 5, 2020, and $790,223 of principal and accrued interest on April 5, 2020. On April 5, 2020, the remaining principal balance of the Hard Rock Note is $1,500,000. Under the amended terms of the Hard Rock Note, we are required to make the following payments: accrued interest only on July 5 and October 5, 2020; accrued interest on January 5, April 5, July 5 and October 5 in 2021 and 2022; and $750,000 (plus accrued interest) on July 5, 2021 with the remaining balance of principal and accrued interest on the Hard Rock Note due on October 5, 2022.

As of March 31, 2020, the $750,000 principal paid in April 2020 has been classified as short term debt, and the remaining balance of $1,500,000 has been classified as long term debt.

Credit Agreement

In February 2019, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Austin Financial Services, Inc. (“AFS”). The Credit Agreement provides a $4,500,000 credit facility, which includes a $1,000,000 term loan (the “Term Loan”) and a $3,500,000 revolver (the “Revolving Loan”). As of March 31, 2020, $966,050 was outstanding on the Revolving Loan. Amounts outstanding under the revolver at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect; less a dilution reserve as determined by AFS in its sole good faith discretion, plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. Amounts outstanding on the Revolving Loan as of March 31, 2020, may not exceed $1,634,183, which is based on a calculation applying 85% of accounts receivable and 50% of inventory. A collateral management fee is payable monthly on the used portion of the Revolving Loan and Term Loan. If our borrowings are less than $1,000,000 then we pay interest as if we had borrowed $1,000,000. At March 31, 2020, we had approximately $17,000 of accrued interest.

The Credit Agreement contains various restrictive covenants that, among other things, limit or restrict the ability of the borrowers to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; make investments; engage in mergers, acquisitions and dispositions; make optional prepayments of other indebtedness; engage in transactions with affiliates; and enter into restrictive agreements. The Credit Agreement does not include any financial covenants. If an event of default occurs, the lenders are entitled to accelerate the advances made thereunder and exercise rights against the collateral. Borrowing under the Revolving Loan is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause. At March 31, 2020, we were in compliance with the covenants in the Credit Agreement.

The interest rate for the Term Loan and the Revolving Loan is prime plus 2%. At March 31, 2020, the interest rate was 10.35%, which includes a 3.6% management fee rate. The obligations of the borrowers under the agreement are secured by a security interest in substantially all of the tangible and intangible assets of the borrowers, other than any assets owned by the borrowers that constitute real property (and fixtures affixed to such real property), certain excluded equipment, intellectual property, or aircraft. The Credit Agreement matures on February 20, 2023, subject to early termination pursuant to the terms of the agreement or extension as may be agreed by the parties.

NOTE 9. TOTAL EQUITY

A summary of changes in total equity for the three months ended March 31, 2020 and 2019 is presented below:

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2019	25,418,126	$25,418	$40,069,391	$(32,991,833)	$7,102,976
Stock-based compensation expense	-	-	106,996	-	106,996
Net income	-	-	-	198,046	198,046
Balance - March 31, 2020	25,418,126	$25,418	$40,176,387	$(32,793,787)	$7,408,018

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2018	25,018,098	$25,018	$39,440,611	$(32,055,410)	$7,410,219
Stock-based compensation expense	-	-	181,852	-	181,852
Net loss	-	-	-	(245,876)	(245,876)
Balance - March 31, 2019	25,018,098	$25,018	$39,622,463	$(32,301,286)	$7,346,195

NOTE 10. GEOGRAPHICAL OPERATIONS INFORMATION

The following summarizes revenue by geographic location:

	Three months ending March 31, 2020	Three months ending March 31, 2019
Revenue:
North America	$4,580,510	$4,828,277
Middle East	777,253	208,069
	$5,357,763	$5,036,346

The following summarizes net property, plant and equipment by geographic location:

	March 31, 2020	December 31, 2019
Property, plant and equipment, net:
North America	$6,884,860	$7,160,646
Middle East	772,929	885,046
	$7,657,789	$8,045,692

NOTE 11. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana Lafayette Division asserting Stabil Drill Specialties, LLC (“Stabil Drill”) infringed on our patent that covers the Company’s well bore conditioning tool, the Drill-N-Ream. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. The court ordered the Company to serve discovery requests upon Stabil Drill and gave Stabil Drill deadlines to respond and produce documents and permit product inspection. Stabil Drill filed a motion for summary judgement and the Company responded and cross-moved for patent infringement. The parties are awaiting the judge’s decision. We cannot predict the outcome of this matter, but our legal costs could have a material effect on our financial position or results of operations in future periods. We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

NOTE 12. SUBSEQUENT EVENTS

Amended Hard Rock Note

On May 6, 2020, certain subsidiaries the Company amended and restated the Hard Rock Note with the seller in the acquisition of Hard Rock Solutions, LLC. As amended, the Hard Rock Note accrues interest at 8.00% per annum and matures and is now fully payable on October 5, 2022. Under the amended terms of the Hard Rock Note, we are required to make the following payments: accrued interest only on July 5 and October 5 2020; accrued interest on January 5, April 5, July 5 and October 5 in 2021 and 2022; and $750,000 (plus accrued interest) on July 5, 2021 with the remaining balance of principal and accrued interest on the Hard Rock Note due on October 5, 2022.

Amended Customer Agreements

Effective April 1, 2020, the Company entered into a First Amendment to Amended and Restated Distribution Agreement (the “DTI Amendment”) with Drilling Tools International, Inc. (“DTI”), amending the agreement between Hard Rock and DTI dated August 30, 2016. Under the DTI Amendment, all charges for repair rates the Company provides to DTI are reduced by 10%. However, rates for rush repairs are increased by 20% under the DTI Amendment. These rate changes are applicable through September 30, 2020, unless extended on or prior to the expiration date by mutual written agreement.

Effective May 1, 2020, a wholly-owned subsidiary of the Company entered into a First Amendment to Vendor Agreement (the “ Baker Hughes Amendment”) with Baker Hughes Oilfield Operations LLC (“Baker Hughes”), amending their existing Vendor Agreement dated April 1, 2018. Under the Baker Hughes Amendment, the Company may engage in other activity not related to or in competition with the business of Baker Hughes to the extent that such other activity shall not be considered a breach of the Vendor Agreement. Also under the Baker Hughes Amendment, charges for repair rates the Company provides to Baker Hughes are reduced by 10%. Lastly, the exclusivity restrictions for drill bit repair was lifted by Baker Hughes.

Impact of Low Oil Prices and COVID-19

The significant decline in oil demand due to COVID-19, coupled with the instability of oil prices caused by geopolitical issues and production levels, as well as limited availability of storage capacity, have resulted in our customers announcing significant reductions to their capital expenditure budgets for 2020. Management’s expectation is that demand for our products and services will be severely impacted for the duration of 2020 and potentially beyond; however, we are currently unable to estimate the full impact to our business, how long this significant drop in demand will last or the depth of the decline.

In an effort to offset the reduction in revenue resulting from the weakened macroeconomic environment, we implemented certain cost reduction measures in April 2020. These measures included, but were not limited to, the following:

●	20% reduction of the base salary for the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer;

●	20% reduction in the base salaries of certain non-executive officers of the Company;

●	20% reduction in fees to be paid to the independent directors on the Board for their service as directors;

●	5% to 10% reduction in salaries of other members of the management team and salaried workforce; and

●	20% reduction of the Company’s workforce.

We have also reduced our planned capital expenditures for 2020 and we have decided to defer further investment in new technology development, including our Strider technology.

While we believe that our borrowing capacity, cash generated from operations and the proceeds of the Paycheck Protection Program (“PPP”) loan (described below) will be sufficient to fund our operations until at least May 2021, our operational and financial strategies include managing our operating costs, working capital and debt to enhance liquidity. We will continue to work to minimize the decline in revenue and review additional cost containment measures in order to be cash flow positive in 2020. If we are unable to do this, we may not be able to, among other things, (i) maintain our revised general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. COVID-19 has also led to a significant disruption in the equity and debt capital markets, which could hinder our ability to raise new capital or obtain financing on acceptable terms. We cannot provide any assurance that financing will be available to us in the future on acceptable terms, if at all.

On April 21, 2020, the Company received PPP loan proceeds of $891,600 under a promissory note from its existing commercial bank (the “PPP Loan”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. Some of the uncertainties related to the Company’s operations that are directly related to COVID-19 include, but are not limited to, the severity of the virus, the duration of the outbreak, governmental, business or other actions (which could include limitations on operations or mandates to provide products or services), impacts on the supply chain, and the effect on customer demand or changes to operations. In addition, the health of the Company’s workforce, and its ability to meet staffing needs to continue to build, repair and distribute drilling tools, and other critical functions, are uncertain and is vital to its operations.

The PPP Loan certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The Company had approximately $341,000 of available credit under the Credit Agreement as of April 21, 2020. Further, the Company has a limited market capitalization and the Company’s shares have limited trading volume and as a result, the Company believes it meets the certification requirements.

The term of the Company’s PPP Loan is two years. The annual interest rate on the PPP Loan is 1% and no payments of principal or interest are due during the six-month period beginning on the date of the PPP Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of March 31, 2020, and our results of operations for the three months ended March 31, 2020 and 2019. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the years ended December 31, 2019 and 2018, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”).

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

While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the following:

●	the impact of domestic and global economic conditions as a result of COVID-19 and the future impact of such conditions on the oil and gas industry and the demand for our services;

●	the volatility of oil and natural gas prices;

●	the cyclical nature of the oil and gas industry;

●	availability of financing, flexibility in restructuring existing debt and access to capital markets;

●	our reliance on significant customers;

●	consolidation within our customers’ industries;

●	competitive products and pricing pressures;

●	our ability to develop and commercialize new and/or innovative drilling and completion tool technologies;

●	fluctuations in our operating results;

●	our dependence on key personnel;

●	costs of raw materials;

●	our dependence on third party suppliers;

●	unforeseen risks in our manufacturing processes;

●	the need for skilled workers;

●	our ability to successfully manage our growth strategy;

●	unanticipated risks associated with, and our ability to integrate, acquisitions;

●	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

●	terrorist threats or acts, war and civil disturbances;

●	our ability to protect our intellectual property;

●	impact of environmental matters, including future environmental regulations;

●	implementing and complying with safety policies;

●	breaches of security in our information systems and other cybersecurity risks;

●	related party transactions with our founders; and

●	risks associated with our common stock.

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

During the first quarter of 2020, the oil and gas industry experienced multiple factors that will result in reduced spending and investments by the industry in 2020. The COVID-19 pandemic greatly reduced global oil demand as social distancing and travel restrictions were implemented across the world. Also, the lifting of Organization of the Petroleum Exporting Countries (“OPEC”) supply curtailments resulted in an increase in oil production. The price of oil declined significantly in April 2020 as storage capacity became limited. As a result, we expect oil and gas related markets to continue to experience significant volatility in 2020.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal 2020.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

The following table represents summary consolidated operating results for the periods indicated:

	Three-Months Ended March 31,
(in thousands)	2020		2019
Tool revenue	3,613	67%	3,444	68%
Contract services	1,745	33%	1,592	32%
Revenue	$5,358	100%	$5,036	100%
Operating costs and expenses	5,093	95%	5,123	102%
Income (loss) from operations	265	5%	(87)	(2)%
Other expense	(60)	(1)%	(159)	(3)%
Income tax expense	(6)	(0)%	-	-
Net income (loss)	$198	4%	$(246)	(5)%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below. Comparisons are to the prior-year period unless stated otherwise.

Revenue. Our revenue increased approximately $322,000, or 6%, driven by both higher contract services revenue and higher tool revenue.

Tool revenue was $3,613,000, up 5% or $169,000, from the prior-year period. The increase was due to higher tool rental revenue in the Middle East, which was somewhat offset by a decline of tool rental and sales revenue in the U.S. Other related tool revenue increased $154,000, or 9%, to $1,845,000, reflecting a higher level of DNR activity even as the average number of drill rigs operating in the U.S. during the first three months of 2020 declined by 25% compared with the prior-year period. Other related tool revenue includes royalty fees, maintenance and repair of tools.

Contract services revenue increased approximately $153,000, or 10%, to $1,745,000 as a result of the expanded relationship with our customer which included the repair and maintenance of additional tools.

Operating Costs and Expenses. Total operating costs and expenses decreased approximately $30,000 for the 2020 three-month period.

●	Cost of revenue increased approximately $271,000 reflecting higher volume and employee severance related costs. As a percentage of revenue, cost of sales was 43% for the three months ended March 31, 2020, and 41% for the three months ended March 31, 2019. Cost of revenue as a percent of sales increased due to international start-up costs and severance costs.

●	Selling, general and administrative expenses decreased approximately $51,000 to $2,018,000 and was 38% of revenue compared with 41% in the prior-year period. The decrease was primarily due to lower stock compensation expense and accrued bonus expense.

●	Depreciation and amortization expense decreased approximately $250,000 or 25% to $761,000 due to lower amortization expense as a result of fully amortizing a portion of intangible assets in May 2019.

Other Income (Expenses). Other income and expense primarily consists of rent income, interest income, interest expense and loss on disposition of assets.

●	Interest Expense. Interest expense for the three months ended March 31, 2020 and 2019 was approximately $177,000 and $178,000, respectively.

●	Gain on sale of assets. In February 2020, the Company sold an airplane for a gain of approximately $146,000.

●	Impairment on asset held for sale. As of March 31, 2020, the Company recorded a $30,000 impairment related to the airplane hangar that the Company expects to sell in the next 12 months.

Liquidity and Capital Resources

At March 31, 2020, we had working capital of approximately $394,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and debt to enhance liquidity. We will continue to work to grow revenue and manage costs to be cash flow positive in 2020. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

The Hard Rock Note has a remaining balance of $2,250,000 as of March 31, 2020, and accrues interest at 7.25% per annum. On May 6, 2020, certain subsidiaries the Company amended and restated the Hard Rock Note with the seller in the acquisition of Hard Rock Solutions, LLC. As amended and restated effective May 6, 2020, the Hard Rock Note accrues interest at 8.00% per annum and matures and is now fully payable on October 5, 2022. Under the amended terms of the Hard Rock Note, we are required to make the following payments: accrued interest only on July 5 and October 5 2020; accrued interest on January 5, April 5, July 5 and October 5 in 2021 and 2022; and $750,000 (plus accrued interest) on July 5, 2021 with the remaining balance of principal and accrued interest on the Hard Rock Note due on October 5, 2022.

Our commercial bank loan which is secured by our Vernal, Utah campus. The loan requires monthly payments of approximately $43,000, including principal and interest at 7.25%, and a balloon payment of $2,500,000 is due upon maturity on February 15, 2021. We have been in active discussions regarding the extension of this loan.

Our Credit Agreement is comprised of $1,000,000 Term Loan and $3,500,000 Revolving Loan. As of March 31, 2020, we had $916,666 outstanding on the Term Loan and $966,050 outstanding on the Revolving Loan. Amounts outstanding under the revolver at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect; less a dilution reserve as determined by AFS in its sole good faith discretion, plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. Amounts outstanding on the Revolving Loan as of March 31, 2020, may not exceed $1,634,183, which is based on a calculation applying 85% of accounts receivable and 50% of inventory. A collateral management fee is payable monthly on the used portion of the Revolving Loan and Term Loan. If our borrowings are less than $1,000,000 then we pay interest as if we had borrowed $1,000,000. At March 31, 2020, we had approximately $17,000 of accrued interest.

The interest rate for the Term Loan and the Revolving Loan is prime plus 2%. At March 31, 2020, the interest rate was 10.35%, which includes a 3.6% management fee rate. The obligations of the borrowers under the agreement are secured by a security interest in substantially all of the tangible and intangible assets of the borrowers, other than any assets owned by the borrowers that constitute real property (and fixtures affixed to such real property), certain excluded equipment, intellectual property, or aircraft. The Credit Agreement matures on February 20, 2023

Cash Flows

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Net cash provided by operating activities was $2,182,412 and $976,355 for the three months ended March 31, 2020 and 2019, respectively. The primary reasons for the improvement were the $453,666 improvement in net income and a $1,289,000 improvement in accounts receivable.

Net cash provided by investing activities was $79,983 for the three months ended March 31, 2020 and related to the sale of the Company airplane, which was offset by property, plant and equipment purchases for tools to support the expansion in the Middle East. Net cash used in investing activities was $338,765 for the three months ended March 31, 2019, and related to property, plant and equipment purchases mostly for tools to support the expansion in the Middle East.

Net cash used in financing activities was $130,157 and $555,891 for the three months ended March 31, 2020 and 2019, respectively. Principal payments on debt were offset by proceeds of debt borrowings in both periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Controls over Financial Reporting

None

Internal Controls and Procedures

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’ s registered public accounting firm due to a transaction period established by the rules of the Securities and Exchange Commission for newly public companies. Under these rules, we will not be required to include an attestation report for so for as long as we are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

PART II

Item 1. Legal Proceedings

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana Lafayette Division asserting Stabil Drill Specialties, LLC (“Stabil Drill”) infringed on our patent that covers the Company’s well bore conditioning tool, the Drill-N-Ream. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. The court ordered the Company to serve discovery requests upon Stabil Drill and gave Stabil Drill deadlines to respond and produce documents and permit product inspection. Stabil Drill filed a motion for summary judgement and the Company responded and cross-moved for patent infringement. The parties are awaiting the judge’s decision. We cannot predict the outcome of this matter, but our legal costs could have a material effect on our financial position or results of operations in future periods. We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

Item 1A. Risk Factors

As of the date of this filing, the Company remains subject to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our 2019 Annual Report on Form 10-K. The risk factors below updates or expands upon those risk factors.

The outbreak of the recent coronavirus (“COVID-19”) has had, and is expected to continue to have, depending on the duration of the pandemic, a significant impact on our business, financial condition and results of operations due to its effect on the oil and gas industry.

Our business is dependent upon the willingness and ability our customers to conduct transactions with us. The COVID-19 pandemic has caused severe disruptions in the worldwide economy, which is in turn disrupting the business, activities, and operations of our customers, as well our business and operations. The global governmental actions to contain the spread of COVID-19 has dramatically reduced the demand for oil while supply has not been curtailed at the same rate. As a result, WTI oil spot prices decreased from a high of $63 per barrel in early January 2020 to a low of $14 per barrel in late March 2020, a level which had not been experienced since March 1999, with physical markets showing signs of distress as spot prices have been negatively impacted by the lack of available storage capacity.

Demand for our products and services is declining as our customers continue to revise their capital budgets downwards and swiftly adjust their operations in response to lower commodity prices.  Customers are also asking for price discounts and other contingencies. Our customers may not be unable to meet existing payment or other obligations to us.

To address the situation, the Company has been forced to take several actions, including reductions in salaries for officers and fees for independent directors, a reduction in the Company’s total workforce and the indefinite postponement of the development of the Company’s Strider technology.

A further spread of COVID-19 could also negatively impact the availability of our key personnel necessary to conduct our business. Such a further spread or outbreak could also negatively impact the business and operations of third party service providers who perform critical services for our business. If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, we would experience further material adverse effects on our business, financial condition, and results of operations.

We may be unable to maintain adequate liquidity and make payments on our debt.

At March 31, 2020, we had working capital of approximately $394,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and debt to enhance liquidity.

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

On May 6, 2020, certain subsidiaries the Company amended and restated the Hard Rock Note with the seller in the acquisition of Hard Rock Solutions, LLC. As amended, the Hard Rock Note accrues interest at 8.00% per annum and matures and is now fully payable on October 5, 2022. Under the amended terms of the Hard Rock Note, we are required to make the following payments: accrued interest on each July 5, October 5, January 5, and April 5 in 2020, 2021 and 2022; and $750,000 (plus accrued interest) on July 5, 2021 with the remaining balance of principal and accrued interest on the Hard Rock Note due on October 5, 2022. If we are unable to make the payments required, we could lose our rights to market the Drill-N-Ream.

Our Credit Agreement is comprised of $1,000,000 Term Loan and $3,500,000 Revolving Loan. As of March 31, 2020, we had $916,666 outstanding on the Term Loan and $966,050 outstanding on the Revolving Loan. If we are unable to make required payments under the Credit Agreement, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, unless we are able to obtain, on a timely basis, a necessary waiver or amendment. Any waiver or amendment may require us to revise the terms of the Credit Agreement which could increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of our operations. Upon the occurrence of any event of default that is not waived, the lenders could elect to exercise any of their available remedies, which include the right to not lend any additional amounts or, in the event we have outstanding indebtedness under the Credit Agreement, to declare any outstanding indebtedness, together which any accrued interest and other fees, to be immediately due and payable. If we are unable to repay the outstanding indebtedness, if any, under the Credit Agreement when due, the lenders would be permitted to proceed against their collateral and this could have a material adverse effect on our business and financial condition.

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

We are required to make accrued interest payments on the Hard Rock Note in 2020, $750,000 of principal and interest in 2021, and $750,000 principal and interest in 2022. In addition, we are required to make monthly payments of approximately $117,000 on our other indebtedness.

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

We have two large customers that currently comprise 84% of our total revenue. It is likely that we will continue to derive a portion of our revenue from a relatively small number of customers in the future. If a major customer decided not to continue to use our services or significantly reduces its drilling plans, or if we are unable to expand our channels to market or further commercialize, our revenue would decline and our operating results and financial condition could be harmed. In addition, we are subject to credit risk due to the concentration of our customer base. Any increase in the nonpayment of and nonperformance by our counterparties, either as a result of changes in financial and economic conditions or otherwise, could have a material effect on our business, results of operations and financial condition and could adversely affect our liquidity.

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

SUPERIOR DRILLING PRODUCTS, INC.

May 8, 2020	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer
(Principal Executive Officer)

May 8, 2020	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

