Form 10-Q
period 2020-06-30
Superior Drilling Products, Inc.
filed 2020-08-11
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

435-789-0594

(Issuer’s telephone number)

(Former name, address, and fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.001 par value	SDPI	NYSE American

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

There were 25,617,486 shares of common stock, $0.001 par value, issued and outstanding as of August 11, 2020.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED June 30, 2020

PART I - FINANCIAL INFORMATION.

Item 1. Financial Statements

Superior Drilling Products, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash	$2,532,940	$1,217,014
Accounts receivable, net	1,414,774	3,850,509
Prepaid expenses	76,380	139,070
Inventories	1,302,181	924,032
Asset held for sale	40,000	252,704
Other current assets	-	252,178
Total current assets	5,366,275	6,635,507
Property, plant and equipment, net	7,755,738	8,045,692
Intangible assets, net	1,402,778	1,986,111
Right of use assets	177,303	-
Other noncurrent assets	93,619	93,619
Total assets	$14,795,713	$16,760,929
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$669,306	$961,294
Accrued expenses	729,113	683,832
Customer deposits	-	61,421
Current portion of operating lease liability	114,070	-
Current portion of long-term debt, net of discounts	3,990,716	4,102,543
Total current liabilities	5,503,205	5,809,090
Operating lease liability	63,233	-
Long-term debt, less current portion, net of discounts	2,957,758	3,848,863
Total liabilities	8,524,196	9,657,953
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 25,434,776 and 25,418,126 shares issued and outstanding	25,435	25,418
Additional paid-in-capital	40,281,375	40,069,391
Accumulated deficit	(34,035,293)	(32,991,833)
Total shareholders’ equity	6,271,517	7,102,976
Total liabilities and shareholders’ equity	$14,795,713	$16,760,929

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

Revenue
Tool revenue	$1,343,432	$2,573,513	$4,956,350	$6,017,422
Contract services	680,956	1,969,929	2,425,801	3,562,366

Total Revenue	2,024,388	4,543,442	7,382,151	9,579,788

Operating costs and expenses
Cost of revenue	1,099,553	2,013,598	3,414,061	4,056,626
Selling, general and administrative expenses	1,340,213	1,816,195	3,358,112	3,885,235
Depreciation and amortization expense	680,375	930,410	1,441,139	1,941,515

Total operating costs and expenses	3,120,141	4,760,203	8,213,312	9,883,376

Operating loss	(1,095,753)	(216,761)	(831,161)	(303,588)

Other income (expense)
Interest income	942	21,431	5,630	40,364
Interest expense	(146,470)	(216,241)	(323,728)	(394,223)
Impairment on asset held for sale	-	-	(30,000)	-
Gain on disposition of assets	-	14,147	142,234	14,147
Total other expense	(145,528)	(180,663)	(205,864)	(339,712)

Loss before income taxes	(1,241,281)	(397,424)	(1,037,025)	(643,300)
Income tax expense	(225)	-	(6,435)	-

Net loss	$(1,241,506)	$(397,424)	$(1,043,460)	$(643,300)

Basic loss earnings per common share	$(0.05)	$(0.02)	$(0.04)	$(0.03)
Basic weighted average common shares outstanding	25,434,593	25,034,580	25,426,360	25,026,384
Diluted loss per common share	$(0.05)	$(0.02)	$(0.04)	$(0.03)
Diluted weighted average common shares outstanding	25,434,593	25,034,580	25,426,360	25,026,384

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(1,043,460)	$(643,300)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	1,441,139	1,941,515
Share based compensation expense	212,001	317,966
Impairment on asset held for sale	30,000	-
Gain on disposition of assets	(142,234)	(14,147)
Amortization of deferred loan costs	9,263	6,179
Changes in operating assets and liabilities:
Accounts receivable	2,435,735	(1,040,141)
Inventories	(860,431)	(158,881)
Prepaid expenses and other noncurrent assets	314,868	(108,142)
Accounts payable and accrued expenses	(224,624)	628,595
Other long term liabilities	(61,421)	-
Net Cash From Operating Activities	2,110,836	929,644
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(90,132)	(685,614)
Proceeds from sale of fixed assets	117,833	-
Net Cash From Investing Activities	27,701	(685,614)
Cash Flows From Financing Activities
Principal payments on debt	(1,953,673)	(2,895,957)
Proceeds received from debt borrowings	964,120	800,000
Payments on revolving loan	(842,880)	(437,922)
Proceeds received on revolving loan	1,009,822	1,309,836
Debt issuance costs	-	(70,103)
Net Cash From Financing Activities	(822,611)	(1,294,146)
Net Change in Cash	1,315,926	(1,050,116)
Cash at Beginning of Period	1,217,014	4,264,767
Cash at End of Period	$2,532,940	$3,214,651
Supplemental information:
Cash paid for Interest	$340,027	$466,976
Acquisition of equipment by issuance of note payable	$-	$330,840
Inventory converted to property, plant and equipment	$482,282	$-
Reduction of debt with sale of asset	$211,667	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2020

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

Unaudited Interim Financial Presentation

These interim consolidated condensed financial statements for the three and six months ended June 30, 2020 and 2019, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations expected for the year ended December 31, 2020. These interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2019 and 2018 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”).

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

COVID-19

The COVID-19 pandemic-related reduction in energy demand and the dramatic decline in commodity prices that began in the first quarter of 2020 continued to cause disruptions and volatility in the second quarter of 2020. Sharp declines in crude oil and natural gas production along with reduced demand for refined products due to the economic shutdown in the wake of the pandemic affected our business in the second quarter, and we expect will continue to do so in the near term. Further, significant uncertainty remains regarding the duration and extent of the impact of the pandemic on the energy industry. See Note 2 – Liquidity.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires assets and liabilities that arise from all leases to be recognized on the balance sheet for lessees and expanded financial statement disclosures for both lessees and lessors. We adopted the new standard effective January 1, 2020 and elected the modified retrospective transition method and as such, the comparative financial information will not be restated and will continue to be reported under the lease standard in effect during those periods. The adoption of this standard resulted in approximately $270,000 of additional assets and liabilities on our consolidated balance sheet representing the recognition of operating lease right-of-use assets and operating lease liabilities. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the condensed consolidated balance sheet and are expensed on a straight-line basis over the lease term in the condensed consolidated statement of operations. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes an estimate of its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company believes it could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. See Note 8 – Leases.

Significant Customers

For the six months ended June 30, 2020, two customers represented 83% of our total revenue during the period. For the six months ended June 30, 2019, two customers represented 94% of our total revenue during the period.

Significant Vendors

We had one vendor that represented 15% of our purchases for the first six months ended June 30, 2020. The vendor had approximately $186,939 in accounts payable at June 30, 2020 and purchases in the six months of 2020 from this vendor totaled approximately $498,339. We had one vendor that represented 11% of our purchases for the first six months ended June 30, 2019. This vendor had approximately $158,000 in accounts payable at June 30, 2019 and purchases in the first six months of 2019 from this vendor totaled approximately $479,000.

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

NOTE 2. LIQUIDITY

The significant decline in oil demand due to COVID-19, the instability of oil prices caused by geopolitical issues and production levels, and the limited availability of storage capacity, have together resulted in our customers announcing significant reductions to their capital expenditure budgets for 2020. Management’s expectation is that demand for our products and services will be severely impacted for the duration of 2020 and potentially beyond; however, we are currently unable to estimate the full impact to our business, how long this significant drop in demand will last or the depth of the decline.

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

We entered into amended agreements with certain of our customers as discussed below in more detail. We have also reduced our planned capital expenditures for 2020 and we have decided to defer further investment in new technology development, including our Strider technology. We believe the U.S. onshore activity for the remainder of 2020 will remain at depressed levels and continue to be constrained.

We believe that our borrowing capacity, cash generated from operations and the proceeds of the Paycheck Protection Program (“PPP”) loan (see Note 9 – Long-Term Debt) will be sufficient to fund our operations for the next 12 months. To enhance liquidity, our operational and financial strategies include managing our operating costs, accelerating collections of international receivables, and working capital and debt. We are working to minimize the decline in revenue and review additional cost containment measures in order to be cash flow positive. If we are unable to do this, we may not be able to, among other things, (i) maintain our revised general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. COVID-19 has also led to a significant disruption in the equity and debt capital markets, which could hinder our ability to raise new capital or obtain financing on acceptable terms. We cannot provide any assurance that financing will be available to us in the future on acceptable terms, if at all.

NOTE 3. REVENUE

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

Disaggregation of Revenue

Approximately 85% of our revenue was from the United States and approximately 15% is from the Middle East for the six months ended June 30, 2020. For the six months ended June 30, 2019, approximately 96% of our revenue was from the United States and approximately 4% was from the Middle East for the six months ended June 30, 2019.

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

Contract Services

Drill Bit Manufacturing and Refurbishment: We recognize revenue for our PDC drill bit services upon transfer of control, which we have determined to be upon shipment. Shipping and handling costs related to refurbishing services are paid directly by the customer at the time of shipment.

Revenue disaggregated by revenue source are as follows:

	Six months ended June 30,
	2020	2019

Tool Revenue:
Tool and product sales	$851,520	$2,303,489
Tool rental	1,287,172	449,648
Other related revenue	2,817,658	3,264,285
Total Tool Revenue	4,956,350	6,017,422

Contract Services	2,425,801	3,562,366

Total Revenue	$7,382,151	$9,579,788

Contract Costs

We do not incur any material costs of obtaining contracts.

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606.

NOTE 4. INVENTORIES

Inventories are comprised of the following:

	June 30, 2020	December 31, 2019
Raw material	$828,574	$800,662
Work in progress	155,196	75,235
Finished goods	318,411	48,135
	$1,302,181	$924,032

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	June 30, 2020	December 31, 2019
Land	$880,416	$880,416
Buildings	4,764,441	4,758,832
Building improvements	755,039	755,039
Machinery and equipment	10,727,358	10,343,486
Office equipment, fixtures and software	628,358	615,357
Transportation assets	350,871	350,871
	18,106,483	17,704,001
Accumulated depreciation	(10,350,745)	(9,658,309)
	$7,755,738	$8,045,692

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

Depreciation expense related to property, plant and equipment for the three and six months ended June 30, 2020 was $388,708 and $857,806, respectively and for the three and six months ended June 30, 2019 was $425,410 and $824,849, respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	June 30, 2020	December 31, 2019
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(13,497,222)	(12,913,889)
	$1,402,778	$1,986,111

Amortization expense related to intangible assets for the three and six months ended June 30, 2020 was $291,667 and $583,333, respectively and for the three and six months ended June 30, 2019 was $505,000 and $1,116,666, respectively.

Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of June 30, 2020, the Company reviewed the net balance of the intangible assets and determined no impairment was needed.

NOTE 7. RELATED PARTY NOTE RECEIVABLE

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco Energy Corporation (“Tronco”), a party related to us through common control, in order to take over the legal position as Tronco’ s senior secured lender. Effective August 2017, the Company fully reserved the related party note receivable of $6,979,043, which reduced the related party note receivable balance to $0. The Company continues to hold the 8,267,860 shares of the Company’s common stock as collateral. The Company will record a recovery of the loan upon receiving repayment of the note or interest in other income. As described in Note 13 – Subsequent Events, the Company and Tronco amended and restated the loan agreement and note in July 2020. As amended, the interest rate on the note is fixed at 2% annum. Interest only is due December 31, 2021 and 2022, with a balloon payment of all unpaid interest and principal due upon maturity on December 31, 2022.

NOTE 8. LEASES

The Company determines whether a contract is a lease, or contains a lease, at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. The Company discounts lease payments based on an estimate of its incremental borrowing rate as the Company’s leases do not provide a readily determinable implicit rate.

The Company leases certain facilities in Texas, Utah and Dubai under long-term operating leases with lease terms of one year to two years. Effective January 1, 2020, the Company adopted the provision of ASC 842 Leases.

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheet as of June 30, 2020:

	Classification on Balance Sheet	June 30, 2020
Assets
Operating lease assets	Operating lease right of use assets	$177,303
Total lease assets		$177,303

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$114,070
Noncurrrent liabilities
Operating lease liability	Long-term operating lease liability	63,233
Total lease liability		$177,303

The lease expense and the cash paid under operating leases for the three and six months ended June 30, 2020 was $114,990. At June 30, 2020, the weighted average remaining lease terms were 2.03 years and the weighted average discount rate was 7.25%.

The following is the aggregate future lease payments for operating leases as of June 30, 2020:

2020 (remaining)	$61,706
2021	90,042
2022	23,304
2023	16,104
Total undiscounted lease payments	191,156
Less: effects of discounting	(13,853)
Present value of lease payments	$177,303

NOTE 9. LONG-TERM DEBT

Long-term debt is comprised of the following:

	June 30, 2020	December 31, 2019
Real estate loans	$2,768,365	$2,938,191
Hard Rock Note	1,500,000	3,000,000
Credit Agreement	1,144,163	1,134,626
Machinery loans	573,363	580,185
PPP Loan	891,600	-
Transportation loans	70,983	298,404
	6,948,474	7,951,406
Less:
Current portion	3,990,716	(4,102,542)
Long-term debt, net	$2,957,758	$3,848,864

Real Estate Loans

On February 1, 2019, we signed a loan agreement for $3,129,861 refinancing our commercial bank loan which is secured by the land and buildings at our Vernal, Utah campus. We paid $1,000,000 towards the previous loan that was scheduled to mature on February 15, 2019, upon refinancing. The loan requires monthly payments of approximately $43,000, including principal and interest at 7.25%, and is secured by the land and buildings at our Vernal, Utah Campus. A balloon payment of approximately $2,500,000 is due upon maturity on February 15, 2021.

Hard Rock Note

In 2014, the Company purchased all of the interests of Hard Rock. Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”). The Hard Rock Note and subsequent amendments are secured by all of the patents, patents pending, other patent rights, and trademarks transferred to Hard Rock.

In April 2020, the Company amended and restated the Hard Rock Note. Prior to this amendment, the Company was required to pay principal payments of $750,000 (plus accrued interest) on January 5, April 5, July 5 and October 5 in 2020. The Company paid $803,630 of principal and accrued interest on January 5, 2020, and $790,223 of principal and accrued interest on April 5, 2020. Under the amended terms of the Hard Rock Note, we are required to make the following payments: accrued interest only on July 5 and October 5, 2020; accrued interest on January 5, April 5, July 5 and October 5 in 2021 and 2022; and $750,000 (plus accrued interest) on July 5, 2021 with the remaining balance of principal and accrued interest on the Hard Rock Note due on October 5, 2022. On July 5, 2020, the Company paid $29,759 of accrued interest. The remaining principal balance of the Hard Rock Note is $1,500,000.

Credit Agreement

In February 2019, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Austin Financial Services, Inc. (“AFS”). The Credit Agreement provides a $4,500,000 credit facility, which includes a $1,000,000 term loan (the “Term Loan”) and a $3,500,000 revolver (the “Revolving Loan”). As of June 30, 2020, $360,229 was outstanding on the Revolving Loan. Amounts outstanding under the Revolving Loan at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect (less a dilution reserve as determined by AFS in its sole good faith discretion), plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. Amounts outstanding on the Revolving Loan as of June 30, 2020, may not exceed $364,157, which is based on a calculation applying 85% of accounts receivable and 50% of inventory. A collateral management fee is payable monthly on the used portion of the Revolving Loan and Term Loan. Even if our borrowings are less than $1,000,000, we still pay interest as if we had borrowed $1,000,000. At June 30, 2020, we had approximately $10,390 of accrued interest.

The Credit Agreement contains various restrictive covenants that, among other things, limit or restrict the ability of the borrowers to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; make investments; engage in mergers, acquisitions and dispositions; make optional prepayments of other indebtedness; engage in transactions with affiliates; and enter into restrictive agreements. The Credit Agreement does not include any financial covenants. If an event of default occurs, the lenders are entitled to accelerate the advances made thereunder and exercise rights against the collateral. Borrowing under the Revolving Loan is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause. At June 30, 2020, we were in compliance with the covenants in the Credit Agreement.

The interest rate for the Term Loan and the Revolving Loan is prime plus 2%. At June 30, 2020, the interest rate was 8.85%, which includes a 3.6% management fee rate. The obligations of the Company under the agreement are secured by a security interest in substantially all of the tangible and intangible assets of the borrowers, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment, intellectual property, or aircraft. The Credit Agreement matures on February 20, 2023, subject to early termination pursuant to the terms of the agreement or extension as may be agreed by the parties.

Paycheck Protection Program

On April 21, 2020, the Company received loan proceeds of $891,600 under a promissory note from its existing commercial bank (the “PPP Loan”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

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

NOTE 10. TOTAL EQUITY

A summary of changes in total equity for the six months ended June 30, 2020 and 2019 is presented below:

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2019	25,418,126	$25,418	$40,069,391	$(32,991,833)	$7,102,976
Stock-based compensation expense	16,650	17	211,984	-	211,984
Net loss	-	-	-	(1,043,460)	(1,043,460)
Balance - June 30, 2020	25,434,776	$25,435	$40,281,375	$(34,035,293)	$6,271,517

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2018	25,018,098	$25,018	$39,440,611	$(32,055,410)	$7,410,219
Stock-based compensation expense	16,649	17	317,949	-	317,966
Net loss	-	-	-	(643,300)	(643,300)
Balance - June 30, 2019	25,034,747	$25,035	$39,758,560	$(32,698,710)	$7,084,885

NOTE 11. GEOGRAPHICAL OPERATIONS INFORMATION

The following summarizes revenue by geographic location:

	Three months ending June 30,		Six months ending June 30,
	2020	2019	2020	2019

Revenue:
North America	$1,688,933	$4,341,696	$6,269,443	$9,169,973
Middle East	$335,455	$201,746	$1,112,708	$409,815
	$2,024,388	$4,543,442	$7,382,151	$9,579,788

The following summarizes net property, plant and equipment by geographic location:

	June 30, 2020	December 31, 2019
Property, plant and equipment, net:
North America	$6,601,443	$7,160,646
Middle East	1,154,295	885,046
	$7,755,738	$8,045,692

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

NOTE 13. SUBSEQUENT EVENTS

On July 7, 2020, the Company entered into an amended and restated loan agreement and note with Tronco changing the payment terms on the note. As amended, the interest rate on the note is fixed at 2% per annum. Interest only is due December 31, 2021 and 2022, with a balloon payment of all unpaid interest and principal due upon maturity on December 31, 2022.

On August 7, 2020, the Board of Directors granted 259,765 restricted stock units to Troy Meier, Chairman and Chief Executive Officer, granted 199,219 restricted stock units to Annette Meier, President and Chief Operating Officer, granted 140,625 restricted stock units to Chris Cashion, Chief Financial Officer, and 87,891 restricted stock units to each of the three independent members of the Board of Directors. In addition, the Board of Directors authorized 675,000 restricted stock units to be granted to employees of the company other than Mr. and Mrs. Meier and Mr. Cashion.  These restricted stock units will vest over three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of June 30, 2020, and our results of operations for the three and six months ended June 30, 2020 and 2019. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the years ended December 31, 2019 and 2018, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”).

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

While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, our subsequent filings with the SEC, and the following:

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

Our strategy for growth is to expand our global market penetration of our current drill tool technology and to leverage our expertise in drill tool technology and precision machining in order to broaden our product offerings and solutions for the oil and gas industry, as well as other industries that require precision machining and quality. We believe through our patented technologies, as well as technologies under development, that we can offer the oil and gas industry the solutions it demands to improve drilling efficiencies and reduce production costs.

Recent Developments and Trends

During the first and second quarters of 2020, the oil and gas industry experienced multiple factors that has resulted in reduced spending and investments by the industry in 2020. The COVID-19 pandemic greatly reduced global oil demand as social distancing and travel restrictions were implemented across the world. Also, the lifting of Organization of the Petroleum Exporting Countries (“OPEC”) supply curtailments resulted in an increase in the global supply of oil in an environment of rapidly contracting demand. As a result, the price of oil declined significantly in April 2020 as storage capacity became limited.

Overall, the significant decline in oil demand due to COVID-19 coupled with the instability of oil prices caused by geopolitical issues and production levels have resulted in our customers announcing significant reductions to their capital expenditure budgets for 2020. This is evidenced by the significant decline in U.S. onshore rig counts from the beginning of the year. At the end of 2019, the U.S. onshore rig count as reported by Baker Hughes was 781 rigs. As of June 30, 2020, the U.S. onshore rig count was 251 rigs compared with 941 rigs as of June 30, 2019. As a result, we expect oil and gas related markets to continue to experience significant weakness in 2020. The impact of a reduction of the U.S. onshore rig count negatively affected our results of operations as our business is highly dependent upon the vibrancy of the oil and gas drilling operations in the U.S. We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal 2020.

We have placed a priority on protecting our employees during this pandemic while continuing to provide essential services to our customers. We operate under an emergency response plan specific to the global pandemic.  This plan is reviewed and revised quarterly based on the latest federal and state government information provided, best practice, and consultation with local health departments.  These practices include disinfecting on a regular basis, the elimination of overlap between shifts, and a strict procedure for handling potential cases within the processes outlined in the Families First Coronavirus Response Act. Employees are also required to perform self-health evaluations at the start of every shift. These measures continue to act as a barrier to the spread of the virus on company property and among its employees. To date, these precautions have had an immaterial impact on the normal costs associated with our operations.

Effective April 1, 2020, the Company through its Hard Rock subsidiary entered into a First Amendment to Amended and Restated Distribution Agreement (the “DTI Amendment”) with Drilling Tools International, Inc. (“DTI”), amending the agreement between Hard Rock and DTI dated August 30, 2016. Under the DTI Amendment, all charges for repair rates the Company provides to DTI are reduced by 10%; provided, however rates for rush repairs are increased by 20%. These rate changes are applicable through September 30, 2020, unless extended on, or prior to, the expiration date by mutual written agreement.

Effective May 1, 2020, we entered into a First Amendment to Vendor Agreement (the “ Baker Hughes Amendment”) with Baker Hughes Oilfield Operations LLC (“Baker Hughes”), amending their existing Vendor Agreement dated April 1, 2018. Under the Baker Hughes Amendment, we may engage in other activity not related to or in competition with the business of Baker Hughes to the extent that such other activity shall not be considered a breach of the Vendor Agreement. Also, under the Baker Hughes Amendment, charges for repair rates that we provide to Baker Hughes are reduced by 10%. Lastly, Baker Hughes agreed to remove the exclusivity restrictions that prevented us from providing drill bit repair for other entities, which broadens our market opportunity.

CONSOLIDATED RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2020 Compared with the Three and Six Months Ended June 30, 2019

The following table represents summary consolidated operating results for the periods indicated:

	Three-Months Ended June 30,				Six-Months Ended June 30,
(in thousands)	2020		2019		2020		2019
Tool revenue	1,343	66%	2,573	57%	4,956	67%	6,018	63%
Contract services	681	34%	1,970	43%	2,426	33%	3,562	37%
Revenue	$2,024	100%	$4,543	100%	7,382	100%	9,580	100%
Operating costs and expenses	3,120	154%	4,760	105%	8,213	111%	9,883	103%
Loss from operations	(1,096)	(54)%	(217)	(5)%	(831)	(11)%	(303)	(3)%
Other expense	145	7%	180	4%	206	(3)%	340	4%
Income tax expense	-	-	-	-	(6)	(0)%	-	-
Net loss	$(1,241)	(61)%	$(397)	(9)%	(1,043)	(14)%	(643)	(7)%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below. Comparisons are to the prior-year period unless stated otherwise.

Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019

Revenue. Our revenue decreased approximately $2,519,000 or 55%. The revenue decline was driven by a 73% decrease in the U.S. land rig count which was the result of the global impact of the COVID-19 pandemic driving an unprecedented decline in the demand for oil and gas, which was partially offset by a $134,000, or 66% increase, in International revenue to $335,000. The Company’s U.S. revenue declined 61%, less than the decline in rig counts, as a result of the value-added demand for the Company’s products and services. Tool revenue was $1,343,000, down 48% or $1,230,000, from the prior-year period. Contract services revenue decreased approximately $1,289,000, or 65%, to $681,000.

Operating Costs and Expenses. Total operating costs and expenses decreased approximately $1,640,000 for the 2020 three-month period.

●	Cost of revenue decreased approximately $914,000 reflecting lower volume and the impact of cost savings resulting from the Company’s April 2020 reduction in force. As a percentage of revenue, cost of revenue was 55% and 44% of revenue for the three months ended June 30, 2020 and 2019, respectively.

●	Selling, general and administrative expenses decreased approximately $476,000 to $1,340,000 and was 66% of revenue compared with 40% in the prior-year period. The decrease was due to cost reduction measures implemented in April 2020 given the significant reduction in revenue related to market conditions, including COVID-19.

●	Depreciation and amortization expense decreased approximately $250,000, or 27%, to $680,000 due to lower amortization expense as a result of fully amortizing a portion of intangible assets in May 2019.

Other Income (Expenses). Other income and expense primarily consists of interest income, interest expense and loss on disposition of assets.

●	Interest Expense. Interest expense for the three months ended June 30, 2020 and 2019 was approximately $146,000 and $216,000, respectively. The decrease was the result of an approximate $2.2 million reduction of principal owed under the Hard Rock Note.

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019

Revenue. Our revenue decreased approximately $2,197,000 or 23% to $7,382,000. The decrease is a result of the COVID-19 pandemic induced decrease in the demand of oil and gas leading to a reduction in drilling activity in the United States. Partially offsetting this decline was an increase of $703,000, or more than double, in the Company’s business in the Middle East to $1,113,000.

Tool revenue was $4,956,000, down 18% or $1,061,000, from the prior-year period. Contract services revenue decreased approximately $1,137,000, or 32%, to $2,453,000.

Operating Costs and Expenses. Total operating costs and expenses decreased approximately $1,670,000 for the 2020 six-month period.

●	Cost of revenue decreased approximately $643,000 and was driven by a decrease in sales and the impact of cost savings resulting from the Company’s April 2020 reduction in force. As a percentage of revenue, cost of revenue was 46% for the six months ended June 30, 2020, and 42% for the six months ended June 30, 2019.

●	Selling, general and administrative expenses decreased approximately $527,000 to $3,358,000 and was 45% of revenue compared with 41% in the prior-year period. The decrease was primarily due to cost reduction measures implemented in April 2020 in an effort to offset the reduction in revenue.

●	Depreciation and amortization expenses decreased approximately $500,000 to $1,441,000 for the six months ended June 30, 2020. Depreciation expense decreased due to lower amortization expense as a result of fully amortizing a portion of intangible assets in May 2019.

Other Income (Expenses). Other income and expense primarily consists of interest income, interest expense and loss on disposition of assets.

●	Interest Income. Interest income for the six months ended June 30, 2020 and 2019 interest income was approximately $5,600 and $40,000, respectively.

●	Interest Expense. Interest expense for the six months ended June 30, 2020 and 2019 was approximately $324,000 and $394,000, respectively. The decrease in interest expense was due primarily to the reduction in the balance outstanding on the Hard Rock Note.

Liquidity and Capital Resources

At June 30, 2020, we had a working capital deficit of approximately $137,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, accelerating collections of international receivables, and managing our working capital and debt to enhance liquidity. We will continue to work to grow revenue and manage costs to minimize negative net cash flow in 2020. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

In addition, the significant decline in oil demand due to COVID-19, the instability of oil prices caused by geopolitical issues and production levels, and the limited availability of storage capacity have together resulted in the announcements by our customers and end users of our tools and technology of significant reductions to their capital expenditure budgets for 2020. Our expectation is that demand for our products and services will be severely impacted for the duration of 2020 and potentially beyond; however, we are currently unable to estimate the full impact to our business, how long this significant drop in demand will last or the depth of the decline. We have also reduced our planned capital expenditures for 2020 and we have decided to defer further investment in new technology development, including our Strider technology.

The Hard Rock Note has a remaining balance of $1,500,000 as of June 30, 2020, accrues interest at 8.00% per annum and is fully payable on October 5, 2022. Under the amended terms of the Hard Rock Note, we are required to make the following payments: accrued interest only on July 5 and October 5 2020; accrued interest on January 5, April 5, July 5 and October 5 in 2021 and 2022; plus $750,000 in principal on July 5, 2021 with the remaining balance of principal and accrued interest on the Hard Rock Note due on October 5, 2022.

Our commercial bank loan is secured by our Vernal, Utah campus. The loan requires monthly payments of approximately $43,000, including principal and interest at 7.25%, and a balloon payment of $2,500,000 is due upon maturity on February 15, 2021. We have been in active discussions regarding the extension of this loan.

Our Credit Agreement is comprised of $1,000,000 Term Loan and $3,500,000 Revolving Loan. As of June 30, 2020, we had $833,332 outstanding on the Term Loan and $360,229 outstanding on the Revolving Loan. Amounts outstanding under the Revolving Loan at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect (less a dilution reserve as determined by AFS in its sole good faith discretion), plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. Amounts outstanding on the Revolving Loan as of June 30, 2020, may not exceed $364,157, which is based on a calculation applying 85% of accounts receivable and 50% of inventory. A collateral management fee is payable monthly on the used portion of the Revolving Loan and Term Loan. If our borrowings are less than $1,000,000, we still pay interest as if we had borrowed $1,000,000. At June 30, 2020, we had approximately $10,390 of accrued interest.

The interest rate for the Term Loan and the Revolving Loan is prime plus 2%. At June 30, 2020, the interest rate was 8.85%, which includes a 3.6% management fee rate. The obligations of the Company under the agreement are secured by a security interest in substantially all of the tangible and intangible assets of the Company, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment, intellectual property, or aircraft. The Credit Agreement matures on February 20, 2023.

Cash Flows

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019

Net cash provided by operating activities was $2,110,836 and $929,644 for the six months ended June 30, 2020 and 2019, respectively. The primary reason for the improvement was due to a $3,475,876 decrease in accounts receivable.

Net cash provided by investing activities was $27,701 for the six months ended June 30, 2020 and related to the sale of the Company airplane, which was offset by property, plant and equipment purchases for tools to support the expansion in the Middle East. Net cash used in investing activities was $685,614 for the six months ended June 30, 2019, and related to property, plant and equipment purchases mostly for tools to support the expansion in the Middle East.

Net cash used in financing activities was $822,611 and $1,294,146 for the six months ended June 30, 2020 and 2019, respectively. Principal payments on debt were offset by proceeds of debt borrowings in both periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Controls over Financial Reporting

None

Internal Controls and Procedures

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’ s registered public accounting firm due to a transaction period established by the rules of the SEC for newly public companies. Under these rules, we will not be required to include an attestation report for so for as long as we are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

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

The impact of COVID-19 and measures to prevent its spread are expected to continue to impact our results, operations, cash flows and liquidity.

We expect the impact of these disruptions, including the extent of their adverse impact on our financial and operational results, will be dictated by the length of time that such disruptions continue.

Demand for our products and services is declining as our customers continue to revise their capital budgets downwards and swiftly adjust their operations in response to lower commodity prices. Our customers may not be unable to meet existing payment or other obligations to us. To address the situation, we have been forced to take several actions, including reductions in salaries for officers and fees for independent directors, a reduction in our total workforce and the indefinite postponement of the development of our necessary to conduct our business. Such a further spread or outbreak could also negatively impact the business and operations of third party service providers who perform critical services for our business

COVID-19 has had, and will continue to have, an adverse effect on our results of operations. Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition.

We may be unable to maintain adequate liquidity and make payments on our debt.

At June 30, 2020, we had working capital deficit of approximately $137,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, accelerating collections of international receivables, and managing our working capital and debt to enhance liquidity.

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

Our Credit Agreement is comprised of $1,000,000 Term Loan and $3,500,000 Revolving Loan. As of June 30, 2020, we had $833,332 outstanding on the Term Loan and $360,229 outstanding on the Revolving Loan. If we are unable to make required payments under the Credit Agreement, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, unless we are able to obtain, on a timely basis, a necessary waiver or amendment. Any waiver or amendment may require us to revise the terms of the Credit Agreement which could increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of our operations. Upon the occurrence of any event of default that is not waived, the lenders could elect to exercise any of their available remedies, which include the right to not lend any additional amounts or, in the event we have outstanding indebtedness under the Credit Agreement, to declare any outstanding indebtedness, together which any accrued interest and other fees, to be immediately due and payable. If we are unable to repay the outstanding indebtedness, if any, under the Credit Agreement when due, the lenders would be permitted to proceed against their collateral and this could have a material adverse effect on our business and financial condition.

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

SUPERIOR DRILLING PRODUCTS, INC.

August 11, 2020	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer
(Principal Executive Officer)

August 11, 2020	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

