Form 10-Q
period 2020-09-30
Superior Drilling Products, Inc.
filed 2020-11-09
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

There were 25,617,486 shares of common stock, $0.001 par value, issued and outstanding as of November 6, 2020.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED September 30, 2020

PART I - FINANCIAL INFORMATION.

Item 1. Financial Statements

Superior Drilling Products, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash	$1,412,370	$1,217,014
Accounts receivable, net	1,441,783	3,850,509
Prepaid expenses	73,785	139,070
Inventories	943,870	924,032
Asset held for sale	40,000	252,704
Other current assets	-	252,178
Total current assets	3,911,808	6,635,507
Property, plant and equipment, net	7,859,200	8,045,692
Intangible assets, net	1,111,111	1,986,111
Right of use assets	146,450	-
Deferred tax asset	34,692	-
Other noncurrent assets	83,114	93,619
Total assets	$13,146,375	$16,760,929
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$663,090	$945,414
Accrued expenses	843,197	683,832
Customer deposits	-	61,421
Income tax payable	98,028	15,880
Current portion of operating lease liability	108,104	-
Current portion of long-term debt, net of discounts	4,760,252	4,102,543
Total current liabilities	6,472,671	5,809,090
Operating lease liability	38,346	-
Long-term debt, less current portion, net of discounts	1,937,271	3,848,863
Total liabilities	8,448,288	9,657,953
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 25,434,776 and 25,418,126 shares issued and outstanding	25,617	25,418
Additional paid-in-capital	40,439,035	40,069,391
Accumulated deficit	(35,766,565)	(32,991,833)
Total shareholders’ equity	4,698,087	7,102,976
Total liabilities and shareholders’ equity	$13,146,375	$16,760,929

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019

Revenue
Tool revenue	$1,190,929	$3,194,999	$6,147,280	$9,212,420
Contract services	356,513	1,881,216	2,782,313	5,443,583

Total Revenue	1,547,442	5,076,215	8,929,593	14,656,003

Operating costs and expenses
Cost of revenue	870,655	2,062,803	4,284,716	6,119,429
Selling, general and administrative expenses	1,529,887	2,501,970	4,887,999	6,387,205
Depreciation and amortization expense	693,259	738,555	2,134,398	2,680,070

Total operating costs and expenses	3,093,801	5,303,328	11,307,113	15,186,704

Operating loss	(1,546,359)	(227,113)	(2,377,520)	(530,701)

Other income (expense)
Interest income	145	12,080	5,775	52,444
Interest expense	(126,482)	(196,582)	(450,210)	(590,805)
Impairment on asset held for sale	-	(6,143)	(30,000)	(6,143)
Loan forgiveness	41,403	-	41,403	-
Gain on disposition of assets	-	-	142,234	14,147
Total other expense	(84,934)	(190,645)	(290,798)	(530,357)

Loss before income taxes	(1,631,293)	(417,758)	(2,668,318)	(1,061,058)
Income tax expense	(99,979)	-	(106,414)	-

Net loss	$(1,731,272)	$(417,758)	$(2,774,732)	$(1,061,058)

Basic loss earnings per common share	$(0.07)	$(0.02)	$(0.11)	$(0.04)
Basic weighted average common shares outstanding	25,555,167	25,074,466	25,469,609	25,042,577
Diluted loss per common share	$(0.07)	$(0.02)	$(0.11)	$(0.04)
Diluted weighted average common shares outstanding	25,555,167	25,074,466	25,469,609	25,042,577

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(2,774,732)	$(1,061,058)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	2,134,398	2,680,070
Share based compensation expense	369,843	473,717
Impairment on asset held for sale	30,000	6,143
Gain on disposition of assets	(142,234)	(14,147)
Gain on forgiveness of loan	(41,403)	-
Amortization of deferred loan costs	13,894	10,561
Changes in operating assets and liabilities:
Accounts receivable	2,408,726	(1,825,347)
Inventories	(942,831)	(539,586)
Prepaid expenses and other noncurrent assets	327,968	(39,998)
Accounts payable, accrued expenses and income tax payable	(18,728)	1,531,085
Other noncurrent assets	(34,692)	-
Other long term liabilities	(61,421)	-
Net Cash From Operating Activities	1,268,788	1,221,440
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(154,475)	(392,691)
Proceeds from sale of fixed assets	117,833	-
Net Cash From Investing Activities	(36,642)	(392,691)
Cash Flows From Financing Activities
Principal payments on debt	(2,167,539)	(3,813,443)
Proceeds received from debt borrowings	964,120	800,000
Payments on revolving loan	(1,018,690)	(735,019)
Proceeds received on revolving loan	1,185,319	1,517,005
Debt issuance costs	-	(70,103)
Net Cash From Financing Activities	(1,036,790)	(2,301,560)
Net Change in Cash	195,356	(1,472,811)
Cash at Beginning of Period	1,217,014	4,264,767
Cash at End of Period	$1,412,370	$2,791,956
Supplemental information:
Cash paid for Interest	$460,640	$673,251
Acquisition of equipment by issuance of note payable	$-	$183,378
Inventory converted to property, plant and equipment	$922,993	$582,879
Reduction of debt with sale of asset	$211,667	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2020

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

Unaudited Interim Financial Presentation

These interim consolidated condensed financial statements for the three and nine months ended September 30, 2020 and 2019, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations expected for the year ended December 31, 2020. These interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2019 and 2018 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”).

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

COVID-19

The COVID-19 pandemic-related reduction in energy demand and the dramatic decline in commodity prices that began in the first quarter of 2020 continued to cause disruptions and volatility in the second and third quarters of 2020. Sharp declines in crude oil and natural gas production along with reduced demand for refined products due to the economic shutdown in the wake of the pandemic affected our business in the second quarter, and we expect will continue to do so in the near term. Further, significant uncertainty remains regarding the duration and extent of the impact of the pandemic on the energy industry. See Note 2 – Liquidity.

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

Significant Customers

For the nine months ended September 30, 2020, two customers represented 81% of our total revenue during the period. For the nine months ended September 30, 2019, two customers represented 94% of our total revenue during the period.

Significant Vendors

We had one vendor that represented 13.9% of our purchases for the nine months ended September 30, 2020. The vendor had approximately $72,000 in accounts payable at September 30, 2020 and purchases in the nine months of 2020 from this vendor totaled approximately $554,000. We had one vendor that represented 12% of our purchases for the nine months ended September 30, 2019. This vendor had approximately $218,000 in accounts payable at September 30, 2019 and purchases during the nine months of 2019 from this vendor totaled approximately $772,000.

Reclassifications

Certain prior year amounts have been reclassified to the balance sheet to conform to the current year presentation. The reclassifications were within accounts payable and accrued expenses and did not impact net income.

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

NOTE 2. LIQUIDITY

The significant decline in oil demand due to COVID-19, the instability of oil prices caused by geopolitical issues and production levels, and the limited availability of storage capacity, have together resulted in our customers announcing significant reductions to their capital expenditure budgets for 2020. Demand for our products and services has been severely impacted as a result, and management expects this to continue for the duration of 2020 and potentially beyond; however, we are currently unable to estimate the full impact to our business, how long this significant drop in demand will last or the depth of the decline.

In an effort to offset the reduction in revenue resulting from the weakened macroeconomic environment, we have implemented certain cost reduction measures during 2020. These measures included, but were not limited to, the following:

●	20% reduction of the base salary beginning in April 2020 and a 40% salary deferral beginning in October 2020 for the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer;

●	20% reduction in the base salaries beginning in April 2020 and a 20% deferral of base salaries beginning in October 2020 of certain non-executive officers of the Company;

●	20% reduction in fees to be paid beginning in April 2020 and a 40% deferral of fees beginning in October 2020 to the independent directors on the Board for their service as directors;

●	5% to 10% reduction in salaries beginning in April 2020 and a 10% deferral of salaries beginning in October 2020 of other members of the management team and salaried workforce;

●	43% reduction of the Company’s workforce; and

●	Closure of our West Texas repair facility in July 2020.

We have also entered into amended agreements with certain of our customers, reduced our planned capital expenditures for 2020 and decided to defer further investment in new technology development, including our Strider technology, for the foreseeable future. Management is working diligently with vendors to achieve amended price concessions and terms of our payables. We believe the U.S. onshore activity for the remainder of 2020 will remain at depressed levels and continue to be constrained.

We are working to minimize the decline in revenue by adding additional revenue streams and maintaining cost containment measures in order to be cash flow positive. We believe that our borrowing capacity, cash generated from operations and the proceeds of the Paycheck Protection Program (“PPP”) loan (see Note 9 – Long-Term Debt) will be sufficient to fund our operations for the next 12 months. To enhance liquidity, our operational and financial strategies include managing our operating costs, accelerating collections of international receivables, and reducing working capital requirements and restructuring our debt. If we are unable to do this, we may not be able to, among other things, (i) maintain our revised general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. COVID-19 has also led to a significant disruption in the equity and debt capital markets, which could hinder our ability to raise new capital or obtain financing on acceptable terms. We cannot provide any assurance that financing will be available to us in the future on acceptable terms, if at all.

Additionally, in July 2020, the Company filed a Form S-3 Shelf Registration that will allow the Company to offer and sell, from time to time, up to $20,000,000 of securities.

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

Disaggregation of Revenue

Approximately 83% of our revenue was from the United States and approximately 17% was from the Middle East for the nine months ended September 30, 2020. For the nine months ended September 30, 2019, approximately 95% of our revenue was from the United States and approximately 5% was from the Middle East.

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

Revenue disaggregated by revenue source are as follows:

	Nine months ended September 30,
	2020	2019

Tool Revenue:
Tool and product sales	$971,520	$3,358,119
Tool rental	1,716,210	755,720
Other related revenue	3,459,550	5,098,581
Total Tool Revenue	6,147,280	9,212,420

Contract Services	2,782,313	5,443,583

Total Revenue	$8,929,593	$14,656,003

Contract Costs

We do not incur any material costs of obtaining contracts.

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606.

NOTE 4. INVENTORIES

Inventories are comprised of the following:

	September 30, 2020	December 31, 2019
Raw material	$809,958	$800,662
Work in progress	36,229	75,235
Finished goods	97,683	48,135
	$943,870	$924,032

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	September 30, 2020	December 31, 2019
Land	$880,416	$880,416
Buildings	4,764,441	4,758,832
Building improvements	755,039	755,039
Machinery and equipment	11,232,415	10,343,486
Office equipment, fixtures and software	628,358	615,357
Transportation assets	350,871	350,871
	18,611,540	17,704,001
Accumulated depreciation	(10,752,340)	(9,658,309)
	$7,859,200	$8,045,692

In 2019, the Company decided to sell the Company airplane and related hangar. Accordingly, these assets were reported as assets held for sale on our balance sheet as of December 31, 2019 at their carrying value, which was lower than the expected fair value less costs to sell. In February 2020, the Company sold the airplane for a gain of approximately $142,000. The Company recorded a $30,000 impairment related to the hangar in March 2020 and expects a sale of the hangar to be completed in the next 12 months.

Depreciation expense related to property, plant and equipment for the three and nine months ended September 30, 2020 was $401,592 and $1,259,398, respectively and for the three and nine months ended September 30, 2019 was $446,888 and $1,271,737, respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	September 30, 2020	December 31, 2019
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(13,788,889)	(12,913,889)
	$1,111,111	$1,986,111

Amortization expense related to intangible assets for the three and nine months ended September 30, 2020 was $291,667 and $875,000, respectively and for the three and nine months ended September 30, 2019 was $291,667 and $1,408,333, respectively.

Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of September 30, 2020, the Company reviewed the net balance of the intangible assets and determined no impairment was needed.

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

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheet as of September 30, 2020:

	Classification on Balance Sheet	September 30, 2020
Assets
Operating lease assets	Operating lease right of use assets	$146,450
Total lease assets		$146,450

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$108,104
Noncurrrent liabilities
Operating lease liability	Long-term operating lease liability	38,346
Total lease liability		$146,450

The lease expense and the cash paid under operating leases for the three and nine months ended September 30, 2020 was $26,827 and $141,817, respectively. At September 30, 2020, the weighted average remaining lease terms were 1.84 years and the weighted average discount rate was 7.25%.

The following is the aggregate future lease payments for operating leases as of September 30, 2020:

2020 (remaining)	$26,827
2021	90,042
2022	23,304
2023	16,104
Total undiscounted lease payments	156,277
Less: effects of discounting	(9,827)
Present value of lease payments	$146,450

NOTE 9. LONG-TERM DEBT

Long-term debt is comprised of the following:

	September 30, 2020	December 31, 2019
Real estate loans	$2,681,373	$2,938,191
Hard Rock Note	1,500,000	3,000,000
Credit Agreement	1,065,146	1,134,626
Machinery loans	495,635	580,185
PPP Loan	891,600	-
Transportation loans	63,769	298,404
	6,697,523	7,951,406
Less:
Current portion	4,760,252	(4,102,542)
Long-term debt, net	$1,937,271	$3,848,864

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

The Company paid $803,630 of principal and accrued interest on January 5, 2020, and $790,223 of principal and accrued interest on April 5, 2020. In April 2020, the Company amended and restated the Hard Rock Note. Under the amended terms of the Hard Rock Note, we are required to make principal payments of $750,000 plus accrued interest on July 5, 2021 and October 5, 2022. Interest accrues at a rate of 8% per annum. The Company paid $29,759 of accrued interest on July 5, 2020 and $30,247 of accrued interest on October 5, 2020. Accrued interest only payments will also be due on the fifth day of January, April and October 2021 and January, April and July 2022. The remaining principal balance of the Hard Rock Note is $1,500,000.

Credit Agreement

In February 2019, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Austin Financial Services, Inc. (“AFS”). The Credit Agreement provides a $4,500,000 credit facility, which includes a $1,000,000 term loan (the “Term Loan”) and a $3,500,000 revolver (the “Revolving Loan”). As of September 30, 2020, $359,916 was outstanding on the Revolving Loan. Amounts outstanding under the Revolving Loan at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect (less a dilution reserve as determined by AFS in its sole good faith discretion), plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. Amounts outstanding on the Revolving Loan as of September 30, 2020, may not exceed $511,791, which is based on a calculation applying 85% of accounts receivable and 50% of inventory. A collateral management fee is payable monthly on the used portion of the Revolving Loan and Term Loan. Even if our borrowings are less than $1,000,000, we still pay interest as if we had borrowed $1,000,000. At September 30, 2020, we had approximately $9,456 of accrued interest.

The Credit Agreement contains various restrictive covenants that, among other things, limit or restrict the ability of the borrowers to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; make investments; engage in mergers, acquisitions and dispositions; make optional prepayments of other indebtedness; engage in transactions with affiliates; and enter into restrictive agreements. The Credit Agreement does not include any financial covenants. If an event of default occurs, the lenders are entitled to accelerate the advances made thereunder and exercise rights against the collateral. Borrowing under the Revolving Loan is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause. At September 30, 2020, we were in compliance with the covenants in the Credit Agreement.

The interest rate for the Term Loan and the Revolving Loan is prime plus 2%. At September 30, 2020, the interest rate was 8.85%, which includes a 3.6% management fee rate. The obligations of the Company under the agreement are secured by a security interest in substantially all of the tangible and intangible assets of the borrowers, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment, intellectual property, or aircraft. The Credit Agreement matures on February 20, 2023, subject to early termination pursuant to the terms of the agreement or extension as may be agreed by the parties.

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

The PPP Loan certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The Company had approximately $341,000 of available credit under the Credit Agreement as of April 21, 2020. Further, the Company has a limited market capitalization and the Company’s shares have limited trading volume and as a result, the Company believes it met and continues to meet the certification requirements.

The term of the Company’s PPP Loan is two years. The annual interest rate on the PPP Loan is 1% and no payments of principal or interest are due during the six-month period beginning on the date of the PPP Loan.

NOTE 10. TOTAL EQUITY

A summary of changes in total equity for the nine months ended September 30, 2020 and 2019 is presented below:

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2019	25,418,126	$25,418	$40,069,391	$(32,991,833)	$7,102,976
Stock-based compensation expense	199,360	199	369,644	-	369,843
Net loss	-	-	-	(2,774,732)	(2,774,732)
Balance - September 30, 2020	25,617,486	$25,617	$40,439,035	$(35,766,565)	$4,698,087

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2018	25,018,098	$25,018	$39,440,611	$(32,055,410)	$7,410,219
Stock-based compensation expense	79,652	80	473,637	-	473,717
Net loss	-	-	-	(1,061,058)	(1,061,058)
Balance - September 30, 2019	25,097,750	$25,098	$39,914,248	$(33,116,468)	$6,822,878

On August 7, 2020, the Board of Directors recommended and the Company’s shareholders approved an additional 2,543,448 shares of the Company’s common stock to be added to the 2015 Incentive Plan. Subject to adjustment as provided in the 2015 Incentive Plan, the maximum aggregate number of shares of the Company’ s common stock that may be issued with respect to awards under the 2015 Incentive Plan is 5,536,353.

Also on  August 7, 2020, the Board of Directors granted 259,765 restricted stock units to Troy Meier, Chairman and Chief Executive Officer, 199,219 restricted stock units to Annette Meier, President and Chief Operating Officer, 140,625 restricted stock units to Chris Cashion, Chief Financial Officer, and 87,891 restricted stock units to each of the three independent members of the Board of Directors. In addition, the Board of Directors authorized 675,000 restricted stock units to be granted to employees of the company other than Mr. and Mrs. Meier and Mr. Cashion.  These restricted stock units will vest over three years from the date of grant.

NOTE 11. GEOGRAPHICAL OPERATIONS INFORMATION

The following summarizes revenue by geographic location:

	Three months ending September 30,		Nine months ending September 30,
	2020	2019	2020	2019

Revenue:
North America	$1,118,404	$4,787,693	$7,387,847	$13,957,666
Middle East	$429,038	$288,522	$1,541,746	$698,337
	$1,547,442	$5,076,215	$8,929,593	$14,956,003

The following summarizes net property, plant and equipment by geographic location:

	September 30, 2020	December 31, 2019
Property, plant and equipment, net:
North America	$6,600,808	$7,160,646
Middle East	1,258,392	885,046
	$7,859,200	$8,045,692

NOTE 12. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana Lafayette Division asserting Stabil Drill Specialties, LLC (“Stabil Drill”) infringed on our patent that covers the Company’s well bore conditioning tool, the Drill-N-Ream. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. The court ordered the Company to serve discovery requests upon Stabil Drill and gave Stabil Drill deadlines to respond and produce documents and permit product inspection. Stabil Drill filed a motion for summary judgement and the Company responded and cross-moved for patent infringement. The parties are awaiting the judge’s decision. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which may result in a delay in the resolution of this litigation. We cannot predict the outcome of this matter, but our legal costs could have a material effect on our financial position or results of operations in future periods. We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of September 30, 2020, and our results of operations for the three and nine months ended September 30, 2020 and 2019. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the years ended December 31, 2019 and 2018, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”).

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

While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, our subsequent filings with the SEC, and the following:

●	the impact of COVID-19 on domestic and global economic conditions and the future impact of such conditions on the oil and gas industry and the demand for our services;

●	the volatility of oil and natural gas prices;

●	the cyclical nature of the oil and gas industry;

●	availability of financing, flexibility in restructuring existing debt and access to capital markets;

●	our reliance on significant customers;

●	consolidation within our customers’ industries;

●	competitive products and pricing pressures;

●	our ability to develop and commercialize new and/or innovative drilling and completion tool technologies;

●	fluctuations in our operating results;

●	our dependence on key personnel;

●	costs of raw materials;

●	our dependence on third party suppliers;

●	unforeseen risks in our manufacturing processes;

●	the need for skilled workers;

●	our ability to successfully manage our growth strategy;

●	unanticipated risks associated with, and our ability to integrate, acquisitions;

●	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

●	terrorist threats or acts, war and civil disturbances;

●	our ability to protect our intellectual property;

●	impact of environmental matters, including future environmental regulations;

●	implementing and complying with safety policies;

●	breaches of security in our information systems and other cybersecurity risks;

●	related party transactions with our founders; and

●	risks associated with our common stock.

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

Executive Summary

We innovate, design, engineer, manufacture, sell, and repair drilling and completion tools in the United States, Canada, Middle East and Eastern Europe.

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

Recent Developments and Trends

Our business and operations have been adversely affected by and are expected to continue to be adversely affected by the COVID-19 pandemic. The COVID-19 pandemic greatly reduced global oil demand as social distancing and travel restrictions were implemented across the world. The timeline and potential magnitude of the COVID-19 outbreak and its consequences are currently unknown. The continuation or amplification of this virus could continue to more broadly affect the United States and global economy, including the demand for oil and gas.

Further disrupting the oil and gas industry was the lifting by the Organization of the Petroleum Exporting Countries (“OPEC”) of supply curtailments. This resulted in an increase in the global supply of oil in an environment of rapidly contracting demand. As a result, the price of oil declined significantly in April 2020 as storage capacity became limited.

Overall, the significant decline in oil demand due to COVID-19 coupled with a global over supply of oil drove down oil prices. This has resulted in our customers announcing significant reductions to their capital expenditure budgets for 2020. This is evidenced by the significant decline in U.S. onshore rig counts from the beginning of the year. At the end of 2019, the U.S. onshore rig count as reported by Baker Hughes was 781 rigs. As of September 30, 2020, the U.S. onshore rig count was 266 rigs compared with 855 rigs as of September 30, 2019. We expect oil and gas related markets to continue to experience significant weakness for the remainder of 2020 and into 2021. Despite these current challenges, the oil and gas industry is beginning to experience slight improvements including an increase in the number of active rigs in the U.S. from third quarter lows, and we expect additional rig count improvement to occur into year-end.

The reduction of the U.S. onshore rig count has negatively affected our results of operations as our business is highly dependent upon the vibrancy of the oil and gas drilling operations in the U.S. In an effort to offset the reduction in revenue resulting from the weakened macroeconomic environment, we have implemented certain cost reduction measures during 2020. These measures included, but were not limited to, the following:

●	20% reduction of the base salary beginning in April 2020 and a 40% salary deferral beginning in October 2020 for the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer;

●	20% reduction in the base salaries beginning in April 2020 and a 20% deferral of base salaries beginning in October 2020 of certain non-executive officers of the Company;

●	20% reduction in fees to be paid beginning in April 2020 and a 40% deferral of fees beginning in October 2020 to the independent directors on the Board for their service as directors;

●	5% to 10% reduction in salaries beginning in April 2020 and a 10% deferral of salaries beginning in October 2020 of other members of the management team and salaried workforce;

●	43% reduction of the Company’s workforce; and

●	Closure of our West Texas repair facility in July 2020.

We have also entered into amended agreements with certain of our customers as discussed below in more detail, reduced our planned capital expenditures for 2020 and decided to defer further investment in new technology development, including our Strider technology, for the foreseeable future. Management is working diligently with vendors to achieve amended price concessions and terms of our payables. We believe the U.S. onshore activity for the remainder of 2020 will remain at depressed levels and continue to be constrained. We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities.

We have placed a priority on protecting our employees during this pandemic while continuing to provide essential services to our customers. We operate under an emergency response plan specific to the global pandemic. This plan is reviewed and revised quarterly based on the latest federal and state government information provided, best practice, and consultation with local health departments. This plan includes disinfecting on a regular basis, the elimination of overlap between shifts, and a strict procedure for handling potential cases within the processes outlined in the Families First Coronavirus Response Act. Employees are also required to perform self-health evaluations at the start of every shift. These measures continue to act as a barrier to the spread of the virus on company property and among its employees. To date, these precautions have had an immaterial impact on the normal costs associated with our operations.

Effective April 1, 2020, the Company through its Hard Rock subsidiary entered into a First Amendment to Amended and Restated Distribution Agreement (the “DTI Amendment”) with Drilling Tools International, Inc. (“DTI”), amending the agreement between Hard Rock and DTI dated August 30, 2016. Under the DTI Amendment, all charges for repair rates the Company provides to DTI are reduced by 10%. These rate changes are applicable through September 30, 2020, unless extended on, or prior to, the expiration date by mutual written agreement. The Company hopes to extend the DTI Agreement prior to year-end 2020.

Effective May 1, 2020, we entered into a First Amendment to Vendor Agreement (the “Baker Hughes Amendment”) with Baker Hughes Oilfield Operations LLC (“Baker Hughes”), amending their existing Vendor Agreement dated April 1, 2018. Under the Baker Hughes Amendment, we may engage in other activity not related to or in competition with the business of Baker Hughes to the extent that such other activity shall not be considered a breach of the Vendor Agreement. Also, under the Baker Hughes Amendment, charges for repair rates that we provide to Baker Hughes are reduced by 10%. Lastly, Baker Hughes agreed to remove the exclusivity restrictions that prevented us from providing drill bit repair for other entities, which broadens our market opportunity.

CONSOLIDATED RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2020 Compared with the Three and Nine Months Ended September 30, 2019

The following table represents summary consolidated operating results for the periods indicated:

	Three-Months Ended September 30,				Nine-Months Ended September 30,
(in thousands)	2020		2019		2020		2019
Tool revenue	1,191	77%	3,195	65%	6,147	69%	9,212	63%
Contract services	357	23%	1,881	37%	2,782	31%	5,444	37%
Total Revenue	$1,547	100%	$5,076	100%	8,929	100%	14,656	100%
Operating costs and expenses	3,094	200%	5,303	104%	11,307	127%	15,187	104%
Loss from operations	(1,546)	(100)%	(227)	(4)%	(2,378)	(27)%	(531)	(4)%
Other expense	(85)	(5)%	(191)	(4)%	(291)	(3)%	(530)	(4)%
Income tax expense	(100)	(6)%	-	-	(106)	(1)%	-	-
Net loss	$(1,731)	(111)%	$(418)	(8)%	(2,775)	(31)%	(1,061)	(7)%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below. Comparisons are to the prior-year period unless stated otherwise.

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019

Revenue. Our revenue decreased approximately $3,529,000 or 70%. The revenue decline was driven primarily by a 73% decrease in the U.S. land rig count resulting from the global impact of the COVID-19 pandemic, which was partially offset by a $141,000, or 49% increase, in International revenue to $429,000. The Company’s U.S. revenue declined 77%, from reduced drill bit repair and tool sales reflecting the dramatic slowdown in the U.S. drilling activity in the quarter. Contract services revenue decreased approximately $1,525,000, or 81%, to $357,000. Tool revenue was $1,191,000, down 65% or $2,004,000, from the prior-year period reflecting the positive impact of International activity.

Operating Costs and Expenses. Total operating costs and expenses decreased approximately $2,210,000 for the 2020 three-month period.

●	Cost of revenue decreased approximately $1,192,000 reflecting lower volume and the impact of cost savings resulting from the Company’s reduction in force. As a percentage of revenue, cost of revenue was 56% and 41% of revenue for the three months ended September 30, 2020 and 2019, respectively.

●	Selling, general and administrative expenses decreased approximately $972,000 to $1,530,000 and was 99% of revenue compared with 49% in the prior-year period. The decrease was due to cost reduction measures implemented by us in 2020 given the significant reduction in our revenue related to market conditions, including COVID-19.

●	Depreciation and amortization expense decreased approximately $45,000, or 6%, to $693,000.

Other Income (Expenses). Other income and expense primarily consists of interest income, interest expense, loan forgiveness and gain/loss on disposition of assets.

●	Interest expense for the three months ended September 30, 2020 and 2019 was approximately $126,000 and $197,000, respectively. The decrease was the result of an approximate $2.2 million reduction of principal owed under the Hard Rock Note.

●	The Company recognized $41,000 of loan forgiveness for the three months ended September 30, 2020 related to an SBA equipment loan that was forgiven as part of the CARES Act.

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

Revenue. Our revenue decreased approximately $5,726,000 or 39% to $8,930,000. The decrease is a result of the COVID-19 pandemic induced decrease in the demand of oil and gas leading to a reduction in drilling activity in the United States. Partially offsetting this decline was an increase of $843,000, or more than double, in International revenue to $1,542,000.

Tool revenue was $6,147,000, down 33% or $3,065,000, from the prior-year period. Contract services revenue decreased approximately $2,661,000, or 49%, to $2,782,000.

Operating Costs and Expenses. Total operating costs and expenses decreased approximately $3,880,000 for the 2020 nine-month period.

●	Cost of revenue decreased approximately $1,835,000 and was driven by a decrease in sales and the impact of cost savings resulting from the Company’s reduction in force. As a percentage of revenue, cost of revenue was 48% for the nine months ended September 30, 2020, and 42% for the nine months ended September 30, 2019.

●	Selling, general and administrative expenses decreased approximately $1,499,000 to $4,888,000 and was 55% of revenue compared with 44% in the prior-year period. The decrease was primarily due to cost reduction measures implemented by us in 2020 in an effort to offset the reduction in revenue.

●	Depreciation and amortization expenses decreased approximately $546,000 to $2,134,000 for the nine months ended September 30, 2020. Depreciation expense decreased due to lower amortization expense as a result of fully amortizing a portion of intangible assets in May 2019.

Other Income (Expenses). Other income and expense primarily consists of interest income, interest expense, loan forgiveness and gain/loss on disposition of assets.

●	Interest income for the nine months ended September 30, 2020 and 2019 interest income was approximately $5,800 and $52,000, respectively.

●	Interest expense for the nine months ended September 30, 2020 and 2019 was approximately $450,000 and $591,000, respectively. The decrease in interest expense was due primarily to the reduction in the balance outstanding on the Hard Rock Note.

●	The Company recognized $41,000 of loan forgiveness for the nine months ended September 30, 2020 related to an SBA equipment loan that was forgiven as part of the CARES Act.

Liquidity and Capital Resources

At September 30, 2020, we had a working capital deficit of approximately $2,600,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, accelerating collections of international receivables, and managing our working capital and debt to enhance liquidity. We will continue to work to grow revenue and manage costs to minimize negative net cash flow in 2020. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

In addition, the significant decline in oil demand due to COVID-19, the instability of oil prices caused by geopolitical issues and over supply have resulted in the announcements by our customers and end users of our tools and technology of significant reductions to their capital expenditure budgets. Our expectation is that demand for our products and services will be severely impacted for the duration of 2020 and potentially beyond; however, we are currently unable to estimate the full impact to our business, how long this significant drop in demand will last or the depth of the decline. We have also reduced our planned capital expenditures for 2020 and we have decided to defer further investment in new technology development, including our Strider technology.

The Hard Rock Note has a remaining balance of $1,500,000 as of September 30, 2020, accrues interest at 8.00% per annum and is fully payable on October 5, 2022. Under the amended terms of the Hard Rock Note, we are required to make the following remaining payments: accrued interest on January 5, April 5, July 5 and October 5 in 2021 and 2022; plus $750,000 in principal on July 5, 2021 with the remaining balance of principal and accrued interest on the Hard Rock Note due on October 5, 2022.

Our commercial bank loan is secured by our Vernal, Utah campus. The loan requires monthly payments of approximately $43,000, including principal and interest at 7.25%, and a balloon payment of $2,500,000 is due upon maturity on February 15, 2021. We have been in active discussions regarding the extension of this loan.

Our Credit Agreement is comprised of $1,000,000 Term Loan and $3,500,000 Revolving Loan. As of September 30, 2020, we had $749,998 outstanding on the Term Loan and $359,916 outstanding on the Revolving Loan. Amounts outstanding under the Revolving Loan at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect (less a dilution reserve as determined by AFS in its sole good faith discretion), plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. Amounts outstanding on the Revolving Loan as of September 30, 2020, may not exceed $511,791, which is based on a calculation applying 85% of accounts receivable and 50% of inventory. A collateral management fee is payable monthly on the used portion of the Revolving Loan and Term Loan. If our borrowings are less than $1,000,000, we still pay interest as if we had borrowed $1,000,000. At September 30, 2020, we had approximately $9,456 of accrued interest.

The interest rate for the Term Loan and the Revolving Loan is prime plus 2%. At September 30, 2020, the interest rate was 8.85%, which includes a 3.6% management fee rate. The obligations of the Company under the agreement are secured by a security interest in substantially all of the tangible and intangible assets of the Company, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment, intellectual property, or aircraft. The Credit Agreement matures on February 20, 2023.

Cash Flows

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

Net cash provided by operating activities was $1,268,788 and $1,221,440 for the nine months ended September 30, 2020 and 2019, respectively. The primary reason for the improvement was due to a $4,234,073 decrease in accounts receivable.

Net cash used in investing activities was $36,642 for the nine months ended September 30, 2020 and related to property, plant and equipment purchases for tools to support international expansion, which was offset by the sale of the Company airplane. Net cash used in investing activities was $392,691 for the nine months ended September 30, 2019, and related to property, plant and equipment purchases mostly for tools to support international expansion.

Net cash used in financing activities was $1,036,790 and $2,301,560 for the nine months ended September 30, 2020 and 2019, respectively. Principal payments on debt were offset by proceeds of debt borrowings in both periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

PART II

Item 1. Legal Proceedings

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana Lafayette Division asserting Stabil Drill Specialties, LLC (“Stabil Drill”) infringed on our patent that covers the Company’s well bore conditioning tool, the Drill-N-Ream. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. The court ordered the Company to serve discovery requests upon Stabil Drill and gave Stabil Drill deadlines to respond and produce documents and permit product inspection. Stabil Drill filed a motion for summary judgement and the Company responded and cross-moved for patent infringement. The parties are awaiting the judge’s decision. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which may result in a delay in the resolution of this litigation. We cannot predict the outcome of this matter, but our legal costs could have a material effect on our financial position or results of operations in future periods. We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

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

Demand for our products and services is declining as our customers continue to revise their capital budgets downwards and swiftly adjust their operations in response to lower commodity prices. Our customers may not be unable to meet existing payment or other obligations to us. To address the situation, we have been forced to take several actions, including reductions in salaries for officers and fees for independent directors, a reduction in our total workforce and the indefinite postponement of the development of new technology by us and elimination of any activity not necessary to conduct our business. Such a further spread or outbreak could also negatively impact the business and operations of third party service providers who perform critical services for our business

Given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition.

We may be unable to maintain adequate liquidity and make payments on our debt.

At September 30, 2020, we had working capital deficit of approximately $2,600,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, accelerating collections of international receivables, and managing our working capital and debt to enhance liquidity.

While we believe that our borrowing capacity and cash generated from operations will be sufficient to fund our operations for the next twelve months, our operational and financial strategies include managing our operating costs, working capital and debt to enhance liquidity. We will continue to work to grow revenue and review additional cost containment measures. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

On May 6, 2020, certain subsidiaries the Company amended and restated the Hard Rock Note with the seller in the acquisition of Hard Rock Solutions, LLC. As amended, the Hard Rock Note accrues interest at 8.00% per annum and matures and is now fully payable on October 5, 2022. Under the amended terms of the Hard Rock Note, we are required to make the following payments: accrued interest on each July 5, October 5, January 5, and April 5 in 2021 and 2022; and $750,000 (plus accrued interest) on July 5, 2021 with the remaining balance of principal and accrued interest on the Hard Rock Note due on October 5, 2022. If we are unable to make the payments required, we could lose our rights to market the Drill-N-Ream.

Our Credit Agreement is comprised of $1,000,000 Term Loan and $3,500,000 Revolving Loan. As of September 30, 2020, we had $749,998 outstanding on the Term Loan and $359,916 outstanding on the Revolving Loan. If we are unable to make required payments under the Credit Agreement, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, unless we are able to obtain, on a timely basis, a necessary waiver or amendment. Any waiver or amendment may require us to revise the terms of the Credit Agreement which could increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of our operations. Upon the occurrence of any event of default that is not waived, the lenders could elect to exercise any of their available remedies, which include the right to not lend any additional amounts or, in the event we have outstanding indebtedness under the Credit Agreement, to declare any outstanding indebtedness, together which any accrued interest and other fees, to be immediately due and payable. If we are unable to repay the outstanding indebtedness, if any, under the Credit Agreement when due, the lenders would be permitted to proceed against their collateral and this could have a material adverse effect on our business and financial condition.

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

SUPERIOR DRILLING PRODUCTS, INC.

November 6, 2020	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer
(Principal Executive Officer)

November 6, 2020	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

