Form 10-K
period 2020-12-31
Superior Drilling Products, Inc.
filed 2021-03-16
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report [  ]

The registrant had issued and outstanding 25,762,342 shares of its common stock on March 12, 2021.

Documents incorporated by reference: NONE.

SUPERIOR DRILLING PRODUCTS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Superior Drilling Products, Inc. (the “Company” or “SDPI”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. The forward-looking statements contained in or incorporated by reference into this Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including:

●	the continued impact of COVID-19 on domestic and global economic conditions and the future impact of such conditions on the oil and gas industry and the demand for our services;

●	the volatility of oil and natural gas prices;

●	the cyclical nature of the oil and gas industry;

●	availability of financing, flexibility in restructuring existing debt and access to capital markets;

●	our reliance on significant customers;

●	consolidation within our customers’ industries;

●	competitive products and pricing pressures;

●	our ability to develop and commercialize new and/or innovative drilling and completion tool technologies;

●	fluctuations in our operating results;

●	our dependence on key personnel;

●	costs of raw materials;

●	our dependence on third party suppliers;

●	unforeseen risks in our manufacturing processes;

●	the need for skilled workers;

●	our ability to successfully manage our growth strategy;

●	unanticipated risks associated with, and our ability to integrate, acquisitions;

●	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries, specifically the Middle East region;

●	the potential impact of the coronavirus, variants of the coronavirus or other major health crises on our business and results of operations;

●	terrorist threats or acts, war and civil disturbances;

●	our ability to protect our intellectual property;

●	impact of environmental matters, including future environmental regulations;

●	implementing and complying with safety policies;

●	breaches of security in our information systems and other cybersecurity risks;

●	related party transactions with our founders; and

●	risks associated with our common stock.

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

PART I

ITEM 1. BUSINESS

Our Company

Superior Drilling Products, Inc. (the “Company”, “SDPI”, “we”, “our” or “us”) is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling industry. Our headquarters and manufacturing operations are located in Vernal, Utah. Our drilling solutions include the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool”) and the patented Strider™ Drill String Oscillation System technology (“Strider technology” or “Strider”). In addition, the Company is a manufacturer and refurbisher of PDC (polycrystalline diamond compact) drill bits for a leading oil field services company. We operate a state-of-the-art fabrication facility, where we manufacture solutions for the drilling industry, as well as various customers’ custom products in other industries.

We were incorporated on December 10, 2013 under the name SD Company, Inc. in order to facilitate (a) the reorganization of the entities that are now our consolidated subsidiaries and (b) the subsequent acquisition of Hard Rock Solutions, LLC (“HR”). We changed our name from SD Company Inc. to Superior Drilling Products, Inc. on May 22, 2014 in conjunction with closing of that reorganization and our initial public offering, which occurred on May 23, 2014 (“Offering” or “IPO”). Our corporate headquarters and manufacturing operations are located in Vernal, Utah. Our common stock trades on the NYSE American exchange under the ticker symbol “SDPI”.

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

COVID-19

Our business and operations have been, and continue to be, adversely affected by the COVID-19 pandemic. The COVID-19 pandemic greatly reduced global oil demand as social distancing and travel restrictions were implemented across the world. Although there have been recent improvements, the overall timeline and potential magnitude of the COVID-19 outbreak and its consequences are currently unknown. The continuation or amplification of this virus could continue to more broadly affect the United States and global economy, including the demand for oil and gas.

Further disrupting the oil and gas industry was the lifting by the Organization of the Petroleum Exporting Countries (“OPEC”) of supply curtailments. This resulted in an increase in the global supply of oil in an environment of rapidly contracting demand. As a result, the price of oil declined significantly in April 2020 as storage capacity became limited.

Overall, the significant decline in oil demand due to COVID-19 coupled with a global over supply of oil drove down oil prices. This resulted in our upstream oil and gas customers significantly reducing their capital expenditure budgets for 2020. This is evidenced by the significant decline in U.S. onshore rig counts from the beginning of the year. As of December 31, 2020, U.S. onshore rig count was 351 rigs compared with 796 rigs as of December 31, 2019. Oil and gas related markets began to recover modestly in August 2020 and we expect that improvement to continue through 2021 although not recovering to the level of operating rigs seen in 2019.

Even as we expand our market reach internationally, the reduction of the U.S. onshore rig count has negatively affected our results of operations as our business is highly dependent upon the vibrancy of the oil and gas drilling operations in the U.S. In an effort to offset the reduction in revenue resulting from the weakened macroeconomic environment, we implemented certain cost reduction measures during 2020. These measures included, but were not limited to, the following:

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

We also entered into amended agreements with certain of our customers that reduced our rates by 10%, reduced our planned capital expenditures and decided to defer further investment in new technology development, including our Strider technology, for the foreseeable future. Management is working diligently with vendors to achieve amended price concessions and terms of our payables. While we believe the Drill-N-Ream tool can continue to further penetrate the global oil natural gas drilling industry, we believe global activity will remain at depressed levels compared with activity prior to the COVID-19 pandemic through 2021 and well into 2022. We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities.

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

The Company received loan proceeds of $891,600 under a promissory note from its existing commercial bank (the “PPP Loan”). The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. In December 2020, the Small Business Administration approved forgiveness for the full amount of the Company’s PPP Loan.

On December 7, 2020, the Company closed a sale-leaseback agreement for its headquarters and manufacturing facilities. Under the terms of the transaction, the Company sold the property for $4.5 million and simultaneously entered into a 15-year lease. After fees, the Company netted approximately $4.2 million in proceeds of which $2.5 million was used to repay in full the outstanding mortgage on the property. Under the lease agreement, the Company has an option to extend the term of the lease and to repurchase the property.

Background of Business

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

Major Customers

The Company has Vendor Agreements with Baker Hughes Oilfield Operations LLC (“Baker Hughes”), Drilling Tools International (“DTI”), Weatherford U.S., L.P. (“Weatherford”), Odfjell Drilling and National Energy Services Reunited Corp. (“NESR”).

Baker Hughes: We have manufactured and refurbished PDC drill bits exclusively for Baker Hughes’s oilfield operations in the Rocky Mountain, California and Alaska regions as well as other areas as needed for the past 26 years. In 2018, we re-negotiated our agreement with Baker Hughes whereby we now refurbish PDC bits for all of Baker Hughes’s U.S. geographic areas. In 2020, we further re-negotiated our agreement whereby we can now refurbish PDC bits for any PDC bit supplier.

DTI: We have been working with DTI since 2016. DTI purchases our Drill-N-Ream tool for their rental tool business. We receive revenue from DTI for tool sales, tool repairs and a royalty fee based on the tools usage. Pursuant to our original agreement, DTI was required to achieve certain market share requirements in order to maintain exclusive marketing rights for the Drill-N-Ream in the U.S. and Canada, both onshore and offshore. DTI did not achieved the defined market share goals in 2020 and, therefore, no longer has exclusive rights to market the Drill-N-Ream. As a result, the Company can work with other customers to expand the market reach of the Drill-N-Ream in the U.S. and Canada and has initiated efforts to do so.

International: We are working with Weatherford, Odfjell Drilling, and NESR to introduce and gain exposure of our Drill-N-Ream tool to large Middle East operators in Kuwait.

Our Products

Drill-N-Ream Tool. The Drill-N-Ream tool is a dual-section wellbore conditioning tool which is located approximately 150 feet behind the bottom hole assembly, also known as BHA. Concurrently as the well bore is being drilled, the Drill-N-Ream tool conditions the well bore. It smooths and slightly enlarges the well drift in all sections of horizontal or directionally-drilled wells, in both oil and water-based mud. It reduces tortuosity resulting from the geo-steering drill bit, and the overcorrections and formation interactions that occur during directional drilling. With the well bore conditioned by the Drill-N-Ream, the drill string is then able to move through the conditioned well bore with less friction and stress.

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

The number of “trips” required by the operator, or the number of times the drill string has to be removed and reinserted in the wellbore, is reduced as a result of the performance of the Drill-N-Ream. Each time a drilling operator has to trip the drill string and replace a bit or other drill string component, it costs the operator substantial time and money, so we believe anything that allows each run to extend further without additional tripping is of great value to our customers. Traditional methods for conditioning the well bore entails removing the drill string and running a dedicated reamer through the well bore, typically in two separate runs. The Drill-N-Ream tool eliminates the need for dedicated reamer runs, and therefore reduces the cost of drilling a horizontal well.

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

The Strider technology is composed of two main parts, a hydraulic channeling chamber (“HCC”) and a rhythmic pulsation chamber (“RPC”). The RPC contains a precisely engineered, high speed pulse-valve that systematically restricts flow area. During flow restriction, or “closure”, the ideal amount of fluid is allowed to continue down hole. This perfectly controlled hydraulic flow produces an optimal pulse frequency, which is preferred for bottom hole assembly equipment. The optimal pulse frequency also allows for placement of the Strider technology closer to the bit than typical oscillation tools.

We believe that our Strider technology is at the forefront of drill string tool technological development for horizontal drilling. We also believe our Strider technology offers significant advantages over our competitors drill string stimulation tools.

V-Stream advanced conditioning system (“V-Stream”). The V-Stream tool is an integral spiral blade stabilizer and is engineered to combine stabilization with reaming. A cavity or plenum in the middle of the blades facilitates enhanced fluid flow for cuttings transport and reduces torque when compared with typical stabilizers with similar overall blade length. Non-active cutters at gauge enable the V-Stream to remove formation and condition the hole while controlling deviation. With these unique features, the V-Stream will stabilize the bottom hole assembly and condition the hole simultaneously to optimize the drilling operations.

Our Strategy for Growth

Our strategy for growth is to expand our global market penetration of our current drill tool technology and to leverage our expertise in drill tool technology and precision machining in order to broaden our product offerings and solutions for the oil and gas industry, as well as other industries that require precision machining and quality. We believe through our patented technologies, as well as technologies under development, that we can offer the oil and gas industry the solutions it demands to improve drilling efficiencies and reduce production costs. Specific examples of this strategy include:

Leverage highly advanced tool technologies. We currently have two highly differentiated advanced drilling tool technologies (the Drill-N-Ream tool and the Strider technology) that address challenges encountered in the oil and gas drilling marketplace.

Expand our channels to market and geographic reach. We are leveraging existing distribution channels in the exploration and production industry. As noted earlier, in May 2016, we entered into an agreement with DTI, establishing DTI as the distributor of our patented Drill-N-Ream tool in the United States and Canada onshore and offshore markets. As a result of this agreement, our technology has penetrated the market more efficiently leveraging DTI’s long-term relationships with end users. We are also evaluating opportunities to further our reach into the North American market.

We are expanding our channels to market and our geographic presence, especially in the Middle East as evidenced by agreements that we entered into with Weatherford in December 2017, Odfjell Drilling in November 2018 and NESR in 2019. We expect to add additional distributors as we expand our tool offering and geographic reach. We also expect to leverage our distributor and customer relationships to identify needs for new tool development and to use these channels to market a broadened product offering as it is developed.

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

Seek strategic acquisitions to enhance or expand our product lines. While our focus is on organic growth, we may identify new technologies to add to our arsenal of tools for the exploration and production industry. In analyzing new acquisitions, we intend to pursue opportunities that complement our existing product line and/or that are geographically situated within our current market. We believe that strategic acquisitions will enable us to exploit economies of scale in the areas of finance, human resources, marketing, administration, information technology, and legal, while also providing cross-marketing opportunities among our drill tool product offerings. With our recent AS9100D with ISO 9001:2015 certification there is opportunity to expand into new revenue streams that are decoupled from the upstream oil and gas industry, which can leverage our operating assets and help to mitigate the impact on our results of operations that is caused by the ongoing and unpredictable cyclic nature of energy markets.

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

Research and development costs were approximately $790,000 for the year ended December 31, 2020, compared with $1,427,000 for the year ended December 31, 2019. Costs included in research and development included payroll for engineers, materials for the Strider technology, legal costs relating to our patents, and third-party engineering costs. Research and development costs represented 8% of our 2020 revenue as we continued to maintain our commitment to new product development.

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

Proprietary Rights

We rely primarily on a combination of patent, trade secret, copyright and trademark laws, confidential procedures, and other intellectual property protection methods to protect our proprietary technology. Mr. Meier currently has U.S. patent applications pending, and related international patent applications pending as co-inventor, and individually with respect to the Strider technology and other pending drilling tools. There is no assurance that our patent applications will result in issued patents, that the existing patents or that any future patents issued to us will provide any competitive advantages for their products or technology, or that, if challenged, the patents issued to us will be held valid and enforceable. Despite our precautions, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Existing intellectual property laws afford only limited protection and policing violations of such laws is difficult. The laws of certain countries in which our products are or may be used by our customers do not protect our products and intellectual property rights to the same extent as do the laws of the United States. There is no assurance that these protections will be adequate or that our competitors will not independently develop similar technology, gain access to our trade secrets or other proprietary information, or design around our patents.

We may be required to enter into costly litigation to enforce our intellectual property rights or to defend infringement claims by others. Such infringement claims could require us to license the intellectual property rights of third parties. There is no assurance that such licenses would be available on reasonable terms, or at all.

In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana Lafayette Division asserting Stabil Drill Specialties, LLC (“Stabil Drill”) infringed on our patent that covers the Company’s well bore conditioning tool, the Drill-N-Ream. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. The court ordered the Company to serve discovery requests upon Stabil Drill and gave Stabil Drill deadlines to respond and produce documents and permit product inspection. Stabil Drill filed a motion for summary judgement and the Company responded and cross-moved for patent infringement. The parties are awaiting the judge’s decision. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which may result in a delay in the resolution of this litigation. Superior Energy Services announced on February 2, 2021 that it has successfully completed its financial restructuring and has emerged from Chapter 11 bankruptcy. Additionally, on May 20, 2019, Extreme Technologies, LLC sued Short Bit & Tool Co. and Lot William Short, Jr. (“Defendants”) in the Northern District of Texas - Dallas Division. Extreme sued for patent infringement based on the same patents discussed in the Stabil Drill litigation. On December 23, 2019, the Court stayed Extreme’s patent infringement claim against Defendants pending resolution of the Southern District of Texas Stabil Drill case. We cannot predict the outcome of these matters, but our legal costs could have a material effect on our financial position or results of operations in future periods.

Competition

Drill Bit Refurbishing. The primary competitors for our drill bit refurbishing services are the in-house units at Hughes Christensen, the division of Baker Hughes responsible for drill bits. Other drill bit manufacturers also have in-house refurbishing units and are now competitors given the removal of the exclusivity clause under our contract with Baker Hughes.

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

Customers

Our customer concentration of revenue is dependent upon a limited number of customers. For the years ended December 31, 2020 and 2019, two customers represented 80% and 92% of our total revenue, respectively.

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

In December 2020, we were awarded the AS9100D with ISO 9001:2015 certification for our quality management systems (QMS) and for meeting QMS requirements specific to the aviation, space and defense industries.

We believe that we can leverage our certification as well as our precision machining and manufacturing expertise to produce other products for customers in a variety of industries.

Cyclicality

We are substantially dependent on conditions in the oil and gas industry, including the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which has historically been volatile, and by capital spending discipline imposed by customers. As previously noted, these levels were seriously impacted in 2020 due to the COVID pandemic.

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

In addition, on January 20, 2021, the Biden Administration came into office and immediately issued a number of executive orders related to environmental matters that could affect our operations and those of our customers, including an Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” seeking to adopt new regulations and policies to address climate change and suspend, revise, or rescind, prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. The Biden Administration has also issued other orders that could ultimately affect our business and the business of our customers, such as the executive order rejoining the Paris Agreement, and could seek, in the future, to put into place additional executive orders, policy and regulatory reviews, and seek to have Congress pass legislation that could adversely affect the production of oil and gas assets and our operations and those of our customers. However, the status of recent and future rules and rulemaking initiatives under the Biden Administration remains uncertain.

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

Employees

As of December 31, 2020, we had 41 full-time employees compared with 63 full-time employees at the same time in December 2019. We generally have been able to locate and engage highly qualified employees as needed. None of our employees are covered by an ongoing collective bargaining agreement, and we have experienced no work stoppages. We consider our employee relations to be good.

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

ITEM 1A. Risk Factors

Risks Related to Our Business and Industry

The outbreak of COVID-19 has had, and is expected to continue to have, depending on the duration of the pandemic, a significant impact on our business, financial condition and results of operations due to its effect on the oil and gas industry.

The impact of COVID-19 and measures to prevent its spread are expected to continue to impact our results, operations, cash flows and liquidity.

We expect the impact of these disruptions, including the extent of their adverse impact on the oil and natural gas drilling industry and, subsequently, our financial and operational results, will be dictated by the length of time that such disruptions continue.

Demand for our products and services declined through the third quarter of 2020 as our customers continue to revise their capital budgets downwards and swiftly adjusted their operations in response to lower commodity prices. Beginning in August 2020 and into the first quarter of 2021, we began to see an increase in our U.S. business as the drilling rig count increased, which was driven by improving oil prices. However, even with the recent improvement in our market, our activity levels are still significantly below pre-COVID levels. To address the situation, we have been forced to take several actions, including reductions in salaries for officers and fees for independent directors, a reduction in our total workforce and the indefinite postponement of the development of new technology by us and elimination of any activity not necessary to conduct our business. Such a further spread or outbreak could also negatively impact the business and operations of third-party service providers who perform critical services for our business.

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

Our business depends upon the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration and development, drilling and production operations. The level of capital expenditures is generally dependent on the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including:

●	worldwide economic activity, including as a result of the COVID-19 pandemic;

●	the level of exploration and production activity;

●	interest rates and the cost of capital;

●	new tariffs by the United States or other countries;

●	environmental regulation;

●	federal, state and foreign policies regarding exploration and development of oil and gas;

●	the ability of OPEC to set and maintain production levels and pricing;

●	governmental regulations regarding future oil and gas exploration and production;

●	the cost of exploring and producing oil and gas;

●	the cost of developing alternative energy sources;

●	the availability, expiration date and price of leases;

●	the discovery rate of new oil and gas reserves;

●	the success of drilling for oil and gas in unconventional resource plays such as shale formations;

●	technological advances;

●	weather conditions.

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

At December 31, 2020, we had working capital of approximately $1,300,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and debt to enhance liquidity.

While we believe that our borrowing capacity and cash generated from operations will be sufficient to fund our operations for 2021, our operational and financial strategies include managing our operating costs, working capital and debt to enhance liquidity. We will continue to work to grow revenue and review additional cost containment measures in order to be cash flow positive in 2021. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

On May 6, 2020, certain subsidiaries of the Company amended and restated the outstanding note (the “Hard Rock Note”) with the seller in our acquisition of Hard Rock Solutions, LLC. As amended, the Hard Rock Note accrues interest at 8.00% per annum and matures and is now fully payable on October 5, 2022. Under the amended terms of the Hard Rock Note, we are required to make the following payments: accrued interest on each January 5, April 5, July 5, and October 5 in 2021 and 2022; and $750,000 (plus accrued interest) on July 5, 2021 with the remaining principal balance of $750,000 plus accrued interest on the Hard Rock Note due on October 5, 2022. If we are unable to make the payments required, we could lose our rights to market the Drill-N-Ream.

Our Credit Agreement is comprised of $1,000,000 Term Loan and $3,500,000 Revolving Loan. As of December 31, 2020, we had $666,664 outstanding on the Term Loan and $198,838 outstanding on the Revolving Loan. If we are unable to make required payments under the Credit Agreement, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, unless we are able to obtain, on a timely basis, a necessary waiver or amendment. Any waiver or amendment may require us to revise the terms of the Credit Agreement which could increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of our operations. Upon the occurrence of any event of default that is not waived, the lenders could elect to exercise any of their available remedies, which include the right to not lend any additional amounts or, in the event we have outstanding indebtedness under the Credit Agreement, to declare any outstanding indebtedness, together which any accrued interest and other fees, to be immediately due and payable. If we are unable to repay the outstanding indebtedness, if any, under the Credit Agreement when due, the lenders would be permitted to proceed against their collateral, and this could have a material adverse effect on our business and financial condition.

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

We are required to make payments on the Hard Rock Note of $750,000 (plus accrued interest) in 2021. In addition, we are required to make monthly payments of approximately $46,000 on our other indebtedness.

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

We had two large customers that comprised 80% of our total revenue in 2020 and 92% in 2019. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer decided not to continue to use our services or has a significant reduction in its business, our revenue would decline and our operating results and financial condition could be harmed. In addition, we are subject to credit risk due to the concentration of our customer base. Any increase in the non-payment of and non-performance by our counterparties, either as a result of changes in financial and economic conditions or otherwise, could have a material effect on our business, results of operations and financial condition and could adversely affect our liquidity.

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

The oil and gas industry is rapidly consolidating and, as a result, some of our largest end users of our product have consolidated and are using their size and purchasing power to seek economies of scale and pricing concessions. This consolidation may result in reduced capital spending by some of our customers or the acquisition of one or more of our primary customers, which may lead to decreased demand for our products and services. We cannot assure you that we will be able to maintain our level of sales to a customer that has consolidated or replace that revenue with increased business activity with other customers. As a result, the acquisition of one or more of our primary customers, such as Baker Hughes and DTI, may have a significant negative impact on our results of operations, financial position or cash flows. We are unable to predict what effect consolidations in the industry may have on price, capital spending by our customers, our market share and selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

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

New government regulations could have an impact on our business and the business of our customers.

On January 20, 2021, the Biden Administration came into office and immediately issued a number of executive orders related to environmental matters that could affect our operations and those of our customers, including an Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” seeking to adopt new regulations and policies to address climate change and suspend, revise, or rescind, prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. Among the areas that could be affected by the review are regulations addressing methane emissions and the part of the extraction process known as hydraulic fracturing. The Biden Administration has also issued other orders that could ultimately affect our business and the business of our customers, such as the executive order rejoining the Paris Agreement, and could seek, in the future, to put into place additional executive orders, policy and regulatory reviews, and seek to have Congress pass legislation that could adversely affect the production of oil and gas assets. However, the status of recent and future rules and rulemaking initiatives under the Biden Administration remains uncertain.

Our failure to implement and comply with our safety program could adversely affect our operating results or financial condition.

Our safety program is a fundamental element of our overall approach to risk management, and the implementation of the safety program is a significant issue in our dealings with our clients. Unsafe job sites and office environments have the potential to increase employee turnover, increase the cost of a project to our clients, expose us to types and levels of risk that are fundamentally unacceptable, and raise our operating costs. The implementation of our safety processes and procedures are monitored by various agencies and rating bureaus and may be evaluated by certain clients in cases in which safety requirements have been established in our contracts. If we fail to comply with safety regulations or maintain an acceptable level of safety at our facilities, we may incur fines, penalties or other liabilities, or may be held criminally liable. We may incur additional costs to upgrade equipment or conduct additional training, or otherwise incur costs in connection with compliance with safety regulations. Failure to maintain safe operations or achieve certain safety performance metrics could disqualify us from doing business with certain customers, particularly major oil companies.

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

Possible tariffs could have a material adverse effect on our business.

The United States has in the past announced the implementation of tariffs on imported steel and could in the future consider tariffs on additional items. If this were to occur, it could result in the adoption of additional tariffs by other countries as well. Any resulting trade war could negatively impact the global market for oil field products and services and could have a significant adverse effect on our business. While we cannot predict how any future enacted tariffs el will impact our business, the imposition of tariffs on items we import from other countries could increase our costs and could result in lowering our gross margin on products sold.

Risks Relating to Our Common Stock

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

Currently, we are a “smaller reporting company,” meaning that our outstanding common stock held by non-affiliates had a market value of less than $250 million as of June 30, 2020. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in our SEC filings, including, being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

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

Our common stock could be delisted from the NYSE American due to a failure to satisfy their continued listing standards.

On November 18, 2020, the Company received notification from the NYSE American to the Company indicating that, as a result of the Company’s stockholders’ equity of $4.7 million as of September 30, 2020, and reported losses for each of the last five fiscal years, the Company is not in compliance with the stockholders’ equity standards for continued listing on the NYSE American. On January 28, 2021, the Company received notice from the NYSE American that they had accepted the Company’s plan that was submitted on December 18, 2020, to regain compliance with the continued listing standards of the NYSE American. The Company has been granted a plan period through May 18, 2022 to regain compliance.

NYSE American Regulations staff will review the Company quarterly for compliance with the initiatives outlined in the plan. If the Company is not in compliance with the continued listing standards by May 18, 2022 or if the Company does not make progress consistent with the plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate.

Significant short sales of our stock, or the perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital.

If there are significant short sales of our stock, the price decline that could result from this activity may cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares, thereby contributing to sales of stock in the market. Such sales also may impair our ability to raise capital through the sale of additional equity securities in the future at a time and price that our management deems acceptable, if at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

The Company operates out of five buildings as part of its Vernal, Utah offices, which are used for manufacturing and executive offices. On December 7, 2020, the Company closed a sale-leaseback agreement for its headquarters and manufacturing facilities. Under the terms of the transaction, the Company sold the property for $4.5 million and simultaneously entered into a 15-year lease. After fees, the Company netted approximately $4.2 million in proceeds of which $2.5 million was used to repay in full the outstanding mortgage on the property. Under the lease agreement, the Company has an option to extend the term of the lease and to repurchase the property. The Company’s management believes its current manufacturing and office facility is sufficient for its current operations.

ITEM 3. LEGAL PROCEEDINGS

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana Lafayette Division asserting Stabil Drill infringed on our patent that covers the Company’s well bore conditioning tool, the Drill-N-Ream. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. The court ordered the Company to serve discovery requests upon Stabil Drill and gave Stabil Drill deadlines to respond and produce documents and permit product inspection. Stabil Drill filed a motion for summary judgement and the Company responded and cross-moved for patent infringement. The parties are awaiting the judge’s decision. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which may result in a delay in the resolution of this litigation. Superior Energy Services announced on February 2, 2021 that it has successfully completed its financial restructuring and has emerged from Chapter 11 bankruptcy. Additionally, on May 20, 2019, Extreme Technologies, LLC sued Short Bit & Tool Co. and Lot William Short, Jr. (“Defendants”) in the Northern District of Texas - Dallas Division. Extreme sued for patent infringement based on the same patents discussed in the Stabil Drill litigation.  On December 23, 2019, the Court stayed Extreme’s patent infringement claim against Defendants pending resolution of the Southern District of Texas Stabil Drill case. There has been no discovery in this case, including no damage discovery. Until damage discovery occurs, Extreme cannot estimate the damages in this case. We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Approximate Number of Equity Security Holders

As of March 10, 2021 there were 3,855 stockholders of record and 3,855 beneficial owners of the Company’s common stock.

The Company’s common stock trades on the NYSE American market under the symbol “SDPI”.

Dividends

The Company does not presently pay dividends on its common stock. The Company intends for the foreseeable future to continue the policy of not paying dividends and retaining earnings, if any, to finance the development and growth of its business.

Securities Authorized for Issuance under Equity Compensation Plans

	Equity Compensation Plan Information
Plan Category	Number of restricted shares and securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,295,174	(1)	$0.89	1,578,709	(2)
Equity compensation plans not approved by security holders	-		-	-
Total as of December 31, 2020	2,295,174			1,578,709

(1)	Consists of 2,295,174 shares under the 2015 Employee Stock Incentive Plan.

(2)	Consists of 1,578,709 shares remaining available for future issuance under the 2015 Employee Stock Incentive Plan. The 2014 Employee Stock Incentive Plan was frozen by the Board of Directors such that no future grants of awards will be made and the 2014 Employee Stock Incentive Plan remains effective only with respect to awards outstanding as of June 15, 2015 until they expire according to their terms.

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

With our recent AS9100D with ISO 9001:2015 certification there is opportunity to expand into new revenue streams that are decoupled from the upstream oil and gas industry, which can leverage our operating assets and mitigate the impact on our results of operations that is caused by the ongoing and unpredictable cyclic nature of energy markets. We believe that with this certification, and our history of supplying high quality parts to research and development departments operating in the aerospace industry, we can effectively execute our industry diversification strategy.

Industry Trends and Market Factors

The significant decline in oil demand due to COVID-19 coupled with a global over supply of oil drove down oil prices. This resulted in our customers announcing significant reductions to their capital expenditure budgets for 2020. This was evidenced by the significant decline in U.S. onshore rig counts. As of December 31, 2020, U.S. onshore rig count was 351 rigs compared with 796 rigs as of December 31, 2019. We expect oil and gas related markets to continue to experience significant weakness in 2021. Despite these current challenges, the oil and gas industry is beginning to experience slight improvements including an increase in the number of active rigs in the U.S. from 2020 lows, and we expect additional rig count improvement to occur throughout the year, although likely not to pre-COVID levels.

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

How We Generate our Revenue

We are a drilling and completion tool technology company. We generate revenue from the refurbishment, manufacturing, repair, rental and sale of drill string tools. Our manufactured products are produced in a standard manufacturing operation, even when produced to our customer’s specifications. We also earn royalty fees under certain arrangements for certain tools we sell.

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

Contract Services

Drill Bit Manufacturing and Refurbishment: We recognize revenue for our PDC drill bit services upon transfer of control, which we have determined to be upon shipment of the product. Shipping and handling costs related to refurbishing services are paid directly by the customer at the time of shipment. We also provide contracting manufacturing services to customers.

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

RESULTS OF OPERATIONS

The following table represents our condensed consolidated statement of operations for the periods indicated:

	For the Years Ended December 31,
(in thousands)	2020		2019
Tool revenue	$7,051	67%	$12,116	64%
Contract services	3,420	33%	6,881	36%
Total revenue	$10,471	100%	$18,997	100%
Operating costs and expenses	14,293	137%	19,899	105%
Loss from continuing operations	(3,822)	(36)%	(902)	(5)%
Other income	508	5%	(16)	(0)%
Income tax expense	(115)	(1)%	(18)	(0)%
Net loss	$(3,430)	(32)%	$(936)	(5)%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

Revenue. Our revenue decreased approximately $8,526,000, or 45%, to $10,471,000. The decrease was a result of the COVID-19 pandemic induced decline in the demand for oil and gas which resulted in a significant reduction in drilling activity globally. Despite the decline in drilling activity, International revenue increased $565,000 or 43% to $1,880,000.

Tool revenue was $7,051,000, down 42% or $5,066,000, from the prior-year period. Contract services revenue decreased approximately $3,461,000, or 50%, to $3,420,000.

Operating Costs and Expenses. Significant cost management efforts led to total operating costs and expenses declining approximately $5,605,000, or 28%, during 2020 compared with 2019.

●	Cost of revenue decreased approximately $3,077,000 and was driven by a decrease in sales and the impact of cost savings resulting from the Company’s reduction in force and the closing of our Abilene DNR tool repair center. As a percentage of revenue, cost of revenue was 49% for the year ended December 31, 2020, and 43% for the year ended December 31, 2019.

●	Selling, general and administrative expenses decreased approximately $1,916,000 during 2020 compared with 2019. The decrease was primarily due to cost reduction measures implemented by us in 2020 in an effort to offset the reduction in revenue. These measures included headcount reductions, salary reductions and the deferral of new product development initiatives.

●	Depreciation and amortization expenses decreased approximately $612,000 to $2,816,000 for year ended December 31, 2020. Depreciation expense decreased due to lower amortization expense as a result of fully amortizing a portion of intangible assets in May 2019.

Other Income (Expenses). Other income and expense primarily consists of interest income, interest expense, loan forgiveness and gain/loss on disposition of assets.

●	Interest income for the years 2020 and 2019 was approximately $6,000 and $61,000, respectively.

●	Interest expense for the years 2020 and 2019 was approximately $575,000 and $765,000, respectively. The decrease in interest expense was due primarily to the reduction in the balance outstanding on the Hard Rock Note.

●	The Company recognized $933,000 of loan forgiveness for the year ended December 31, 2020. Approximately $892,000 was related to the Company’s PPP Loan and $41,000 related to an SBA equipment loan that was forgiven as part of the CARES Act.

●	The Company recorded a loss on asset held for sale of $30,000 in 2020 and $6,000 in 2019.

●	The Company recorded a gain of approximately $174,000 on assets disposed in 2020, and a gain of approximately $16,000 in 2019.

●	The Company recognized a recovery of related party note receivable in 2019. Effective August 2017, the Company fully reserved the related party note receivable of $6,979,043, which reduced the related party note receivable balance to $0. In 2019, the Company received consideration on the related party note receivable in the form of a non-cash payment given in lieu of making an annual restricted stock unit award to the CEO and COO and recorded a recovery of the loan. The Company will continue to record recovery of related party note receivable when consideration or payments on the loan are made in the future.

Liquidity and Capital Resources

At December 31, 2020, we had working capital of approximately $1,300,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, accelerating collections of international receivables, and managing our working capital and debt to enhance liquidity. We will continue to work to grow revenue and manage costs to minimize negative net cash flow in 2021. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

In addition, the significant decline in oil demand due to COVID-19, the instability of oil prices caused by geopolitical issues and over supply have resulted in the announcements by our customers and end users of our tools and technology of significant reductions to their capital expenditure budgets. Our expectation is that demand for our products and services will continue to be impacted in 2021 and potentially beyond; however, we are currently unable to estimate the full impact to our business, how long this significant drop in demand will last or the depth of the decline. We have minimal planned capital expenditures for 2021 of $1,500,000 and we will further defer investment in new technology development, including our Strider technology.

The Hard Rock Note had a remaining balance of $1,500,000 as of December 31, 2020, accrues interest at 8.00% per annum and is fully payable on October 5, 2022. Under the amended terms of the Hard Rock Note, we are required to make the following remaining payments: accrued interest on January 5, April 5, July 5 and October 5 in 2021 and 2022; plus $750,000 in principal on July 5, 2021 with the remaining balance of principal and accrued interest on the Hard Rock Note due on October 5, 2022.

Our Credit Agreement is comprised of $1,000,000 Term Loan and $3,500,000 Revolving Loan. As of December 31, 2020, we had $666,584 outstanding on the Term Loan and $198,838 outstanding on the Revolving Loan. Amounts outstanding under the Revolving Loan at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect (less a dilution reserve as determined by AFS in its sole good faith discretion), plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. Amounts outstanding on the Revolving Loan as of December 31, 2020, may not exceed $314,517, which is based on a calculation applying 85% of accounts receivable and 50% of inventory. A collateral management fee is payable monthly on the used portion of the Revolving Loan and Term Loan. If our borrowings are less than $1,000,000, we still pay interest as if we had borrowed $1,000,000. At December 31, 2020, we had approximately $8,700 of accrued interest.

The interest rate for the Term Loan and the Revolving Loan is prime plus 2%. At December 31, 2020, the interest rate for the Term Loan was 8.85%, which includes a 3.6% management fee rate. The effective interest rate for the Revolving Loan for the year ending December 31, 2020 was 11.35%. The obligations of the Company under the agreement are secured by a security interest in substantially all of the tangible and intangible assets of the Company, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment, intellectual property, or aircraft. The Credit Agreement matures on February 20, 2023.

On December 7, 2020, the Company closed a sale-leaseback agreement for its headquarters and manufacturing facilities. Under the terms of the transaction, the Company sold the property for $4.5 million and simultaneously entered into a 15-year lease. After fees, the Company netted approximately $4.2 million in proceeds of which $2.5 million was used to repay in full the outstanding mortgage on the property. Under the lease agreement, the Company has an option to extend the term of the lease and to repurchase the property. Due to this repurchase option, the Company was unable to account for the transfer as a sale under ASC Topic 842, Leases, and as such, the transaction is accounted for as a financing transaction.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2020. Our obligations to make payments in the future may vary due to certain assumptions including the duration of our obligations and anticipated actions by third parties according to the following table (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total

Debt (1)	$1,384	$1,299	$156	$119	$4	$-	$2,962
Operating leases	82	15	8	-	-	-	105
Financial obligation (2)	312	316	321	326	331	1,432	3,038

Total	$1,778	$1,630	$485	$445	$335	$1,432	$6,105

(1)	Amounts represent the expected cash payments of principal and interest amounts associated with our long-term debt obligations.

(2)

Relates to the sale-leaseback transaction the Company completed in December 2020. The contractual obligation does not include the residual value of this property of $2,160,242. See Note 10 – Financing Obligation to our consolidated financial statements.

The aggregate outstanding balance of our notes payable obligations net of discounts as of December 31, 2020, was approximately $2,848,000 with interest rates ranging from 0% to 8.85%.

Cash Flow

Operating Cash Flows

For 2020, net cash provided by our operating activities was approximately $575,000. The Company had approximately $3,430,000 of net loss, an approximately $2,505,000 decrease in accounts receivable, depreciation and amortization expense of approximately $2,816,000, which were offset by an approximately $1,042,000 increase in inventories and $933,000 gain on forgiveness of the PPP loan and SBA equipment loan.

Investing Cash Flows

For 2020, the Company used approximately $222,000 in investing activities for property, plant and equipment purchases primarily to increase tool repair capacity to support product expansion in the Middle East. This was offset by proceeds from the sale of fixed assets of approximately $150,000.

Financing Cash Flows

For 2020, net cash provided by our financing activities was approximately $241,000 and primarily related to proceeds from the PPP loan and proceeds from the sale-leaseback transaction, which was offset by principal payments on debt.

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

Segment reporting is not applicable to us as we have a single, company-wide management team that administers the Company as a whole, rather than by discrete business units. While we have three business product lines and report the revenues by product line internally and externally, we do not capture expenses by product line and as such, we do not maintain complete separate financial statement information by product line. We evaluate our business performance as a single segment and we report as a single segment. We operate in the United States and the Middle East. Approximately 82% of our revenue is from the United States and approximately 18% is from the Middle East for the year ended December 31, 2020. For the year ended December 31, 2019, approximately 93% of our revenue was from the United States and approximately 7% was from the Middle East.

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

Concentration of Credit Risk

Substantially all of our revenue is derived from our refurbishing of PDC drill bits for Baker Hughes and from DTI when we 1) sell the Drill-N-Ream tool, 2) repair the DNR tool, and 3) earn royalty on our customer’s rental of the DNR tool to the end user.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally due within 60 days of the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. The allowance for doubtful accounts was $0 and $9,288 at December 31, 2020 and 2019, respectively.

Intangible Assets

Annually, and more often as necessary, we will perform an evaluation of our intangible assets for indications of impairment. If indications exist, we will perform an evaluation of the fair value of the intangible assets and, if necessary, record an impairment charge. As of December 31, 2020, the Company performed an evaluation of the intangible assets. Based on this assessment, we have determined no impairment was needed.

Valuation of Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost, determined using the weighted-average cost method, or net realizable value. Finished goods inventories include raw materials, direct labor and production overhead. The Company regularly reviews inventories on hand and current market conditions to determine if the cost of finished goods inventories exceed current market prices and impairs the cost basis of the inventory accordingly. The Company wrote off $4,800 and $79,200 related to slow moving inventory in 2020 and 2019, respectively.

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

Property, plant and equipment is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. Indicative events or circumstances include, but are not limited to, matters such as a significant decline in market value or a significant change in business climate. An impairment loss is recognized when the carrying value of an asset exceeds the estimated undiscounted future cash flows from the use of the asset and its eventual disposition. The amount of impairment loss recognized is the excess of the asset’s carrying value over its fair value. Assets to be disposed of are reported at the lower of the carrying value or the fair value less cost to sell. There were no impairment losses related to fixed assets during 2020 and 2019. Upon sale or other disposition of an asset, the Company recognizes a gain or loss on disposal measured as the difference between the net carrying value of the asset and the net proceeds received.

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

Concentration of Credit Risk — We are dependent on a limited number of significant customers. The Company had two significant customers that represented 80% of our revenue for the year ended December 31, 2020. These customers had approximately $436,000 in accounts receivable at December 31, 2020. We had two significant customers that represented 92% of our revenue for the year ended December 31, 2019, and had approximately $2,920,000 in accounts receivable at December 31, 2019.

Developing new products and tools and selling more existing products to additional customers continues to be a strategic initiative which we believe will broaden our customer base, which should have a positive effect on diversifying our concentration of credit risk.

The Company had one vendor that represented 13% of our purchases for the year ended December 31, 2020. This vendor had approximately $61,000 in accounts payable at December 31, 2020. We had one significant vendor that represented 12% of our purchases for the year ended December 31, 2019, and had approximately $252,000 in accounts payable at December 31, 2019.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

SUPERIOR DRILLING PRODUCTS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Superior Drilling Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Superior Drilling Products, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As described in Note 3 to the consolidated financial statements, the Company’s contracts with customers typically contain a single performance obligation to provide agreed-upon products or services. Revenue is recognized when control of the distinct performance obligation is transferred. For example, tool revenue is recognized at the time of shipment or upon completion of the customer’s job for which the tool was rented and contract services are recognized upon shipment.

We identified revenue recognition as a critical audit matter. Although contracts with customers typically contain a single performance obligation, auditing the Company’s revenue recognition is complex due to the identification and determination of distinct performance obligations and the timing of revenue recognition of the numerous revenue streams.

The primary procedures we performed to address this critical audit matter included:

·	Obtaining an understanding as well as evaluating the design and implementation of the Company’s process and internal controls to identify and determine the distinct performance obligations and the timing of revenue recognition.
·	Testing the identification and determination of the distinct performance obligations and the timing of revenue recognition which involved reading the executed contract and purchase order to understand the contract, identifying the performance obligation(s), and determining the distinct performance obligations for a sample of revenue transactions.
·	Evaluating the timing of revenue recognition for a sample of individual sales transactions which included reviewing invoices, bill of ladings, and cash receipts.

Liquidity and Capital Resources

As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses since inception, and expects to continue to incur losses for the foreseeable future. At December 31, 2020, the Company believes its borrowing capacity and cash generated by operations will be sufficient to fund the Company’s operations for at least a year beyond the date of the issuance of the consolidated financial statements. We identified liquidity and capital resources as a critical audit matter due to the subjectivity and judgments required by management to conclude the Company would have sufficient liquidity to sustain itself for at least a year beyond the date of the issuance of the consolidated financial statements. This in turn led to a high degree of auditor subjectivity and judgment to evaluate the audit evidence supporting management’s liquidity and going concern conclusions.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the amount and timing of management’s forecasted revenues and expenses along with the respective cash receipts and payments, including scheduled debt payments, over the next twelve-months. This includes a consideration of current market information available at the time of preparation of the forecast. In addition, evaluating audit evidence in connection with management’s liquidity assessment.
●	Retrospectively evaluating management’s prior forecasted timing of cash receipts and payments and comparing to actual results from the most recent twelve-month period in order to consider management’s potential bias in preparing estimates.
●	Finally, evaluating the clarity and adequacy of the Company’s disclosure of the circumstances which led to initial doubt regarding the entity’s ability to continue as a going concern and the factors that alleviated the initial doubt included in the consolidated financial statements.

/s/ Moss Adams LLP
Dallas, Texas
March 16, 2021

We have served as the Company’s auditor since 2017.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 and 2019

	2020	2019
ASSETS
Current assets
Cash	$1,961,441	$1,217,014
Accounts receivable, net	1,345,622	3,850,509
Prepaid expenses	90,269	139,070
Inventories	1,020,008	924,032
Asset held for sale	40,000	252,704
Other current assets	40,620	252,178
Total current assets	4,497,960	6,635,507
Property, plant and equipment, net	7,535,098	8,045,692
Intangible assets, net	819,444	1,986,111
Right of use assets	99,831	-
Other noncurrent assets	87,490	93,619
Total assets	$13,039,823	$16,760,929
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$430,014	$945,414
Accrued expenses	1,091,519	683,832
Customer deposits	-	61,421
Income tax payable	106,446	15,880
Current portion of operating lease liability	79,313	-
Current portion of financial obligation	61,691	-
Current portion of long-term debt, net of discounts	1,397,337	4,102,543
Total current liabilities	3,166,320	5,809,090
Operating lease liability	20,518	-
Long-term financial obligation, less current portion	4,178,261	-
Long-term debt, less current portion, net of discounts	1,451,049	3,848,863
Total liabilities	8,816,148	9,657,953
Commitments and contingencies (Notes 8, 9, 10 and 11)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 25,762,342 and 25,418,126 shares outstanding, respectively	25,762	25,418
Additional paid-in-capital	40,619,620	40,069,391
Accumulated deficit	(36,421,707)	(32,991,833)
Total shareholders’ equity	4,223,675	7,102,976
Total liabilities and shareholders’ equity	$13,039,823	$16,760,929

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

	2020	2019

Revenue
Tool revenue	$7,050,536	$12,115,926
Contract services	3,420,262	6,881,088

Total Revenue	10,470,798	18,997,014

Operating cost and expenses
Cost of revenue	5,105,677	8,182,546
Selling, general, and administrative expenses	6,371,337	8,287,832
Depreciation and amortization expense	2,816,396	3,428,403

Total operating costs and expenses	14,293,410	19,898,781

Operating loss	(3,822,612)	(901,767)

Other income (expense)
Interest income	5,803	60,996
Interest expense	(575,306)	(764,754)
Recovery of related party note receivable	-	678,148
Impairment on asset held for sale	(30,000)	(6,143)
Gain on disposition of assets	174,234	15,647
Gain on loan forgiveness	933,003	-
Total other income (expense)	507,734	(16,106)

Loss before income taxes	(3,314,878)	(917,873)
Income tax expense	(114,996)	(18,550)

Net loss	$(3,429,874)	$(936,423)

Basic loss per common share	$(0.13)	$(0.04)
Basic weighted average common shares outstanding	25,515,166	25,090,283
Diluted loss per common share	$(0.13)	$(0.04)
Diluted weighted average Common shares outstanding	25,515,166	25,090,283

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

			Additional	Restated	Total
	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2018	25,018,098	$25,018	$39,440,611	$(32,055,410)	$7,410,219

Stock-based compensation expense	400,028	400	628,780	-	629,180
Net loss	-	-	-	(936,423)	(936,423)

Balance - December 31, 2019	25,418,126	$25,418	$40,069,391	$(32,991,833)	$7,102,976

Stock-based compensation expense	344,216	344	550,229	-	550,573
Net loss	-	-	-	(3,429,874)	(3,429,874)

Balance - December 31, 2020	25,762,342	$25,762	$40,619,620	$(36,421,707)	$4,223,675

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Cash Flows from Operating Activities
Net loss	$(3,429,874)	$(936,423)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	2,816,396	3,428,403
Share based compensation expense	550,573	629,180
Impairment on asset held for sale	30,000	6,143
Amortization of deferred loan cost	18,525	14,942
Loss on disposition of rental fleet	23,649	37,568
Gain on loan forgiveness	(933,003)	-
Gain on disposition of assets	(174,234)	(15,647)
Changes in operating assets and liabilities:
Accounts receivable	2,504,887	(1,577,320)
Inventories	(1,041,683)	(680,904)
Prepaid expenses and other current assets	266,488	(299,373)
Accounts payable and accrued expenses	(85,630)	257,533
Income tax payable	90,566	12,240
Other long-term liabilities	(61,421)	61,421
Net Cash Provided by Operating Activities	575,239	937,763
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(221,639)	(509,055)
Proceeds from sale of fixed assets	149,833	-
Net Cash Used in Investing Activities	(71,806)	(509,055)

Cash Flows from Financing Activities
Principal payments on debt	(2,350,783)	(4,746,145)
Principal received from debt borrowings	72,520	1,150,000
Proceeds received from Paycheck Protection Program	891,600	-
Payments on revolving loan	(1,179,768)	(1,924,939)
Proceeds received from revolving loan	1,185,319	2,118,226
Proceeds from financing obligation	1,622,106	-
Debt issuance costs	-	(73,603)
Net Cash Provided by (Used in) Financing Activities	240,994	(3,476,461)

Net Change in Cash	744,427	(3,047,753)
Cash at Beginning of Period	1,217,014	4,264,767
Cash at End of Period	1,961,441	$1,217,014
Supplemental information:
Cash paid for Interest	$576,854	$856,012
Non-cash payment of other long-term liabilities and interest by offsetting related-party note receivable	-	678,148
Inventory converted to property, plant and equipment	945,707	760,495
Acquisition of equipment by issuance of note payable	-	559,304
Debt retired from financing obligation	2,638,773	-
Long term debt retired with proceeds from sale of airplane	211,667	-

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

Segment Reporting

We operate as a single operating segment, which reflects how we manage our business. We operate in North America and the Middle East. See Note 14 – Geographical Operations Information.

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

See Note 3 – Revenue.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally due within 60 days of the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. The allowance for doubtful accounts was $0 and $9,288 as of December 31, 2020 and 2019, respectively.

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

Impairment of Long-Lived Assets

We review the recoverability of long-lived assets, such as property and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and the carrying value. We concluded there were no indicators evident or other circumstances present that these assets were not recoverable and accordingly, no impairment charges of long-lived assets were recognized for 2020 and 2019.

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

Research and Development

We expense research and development costs as they are incurred. For the years ended December 31, 2020 and 2019, these expenses were approximately $790,000 and $1,427,000, respectively, and are included in the selling, general, and administrative expenses in the statement of operations.

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

Debt Issuance Costs

Costs related to debt issuance are capitalized and amortized as interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Upon the repayment of debt, the Company accelerates the recognition of an appropriate amount of the costs as interest expense. Debt issuance are presented as a direct reduction from the carrying amount of the note payable. As of December 31, 2020 and 2019, the amortized debt issuance costs were $18,524 and $14,942, respectively.

Share Based Compensation

Share based compensation expense for share based payments, related to stock option and restricted stock awards, is recognized based on their grant-date fair values. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

Concentrations and Credit Risk

The Company has two significant customers that represented 80% and 92% of our revenue for the years ended December 31, 2020 and 2019, respectively. These customers had approximately $436,000 and $2,920,000 in accounts receivable at December 31, 2020 and 2019, respectively.

The Company had one vendor that represented 13% of our purchases for the year ended December 31, 2020. This vendor had approximately $61,000 in accounts payable at December 31, 2020. We had one significant vendor that represented 12% of our purchases for the year ended December 31, 2019, and had approximately $252,000 in accounts payable at December 31, 2019.

Reclassifications

Certain prior year amounts have been reclassified to the balance sheet to conform to the current year presentation. The reclassifications were within accounts payable and accrued expenses and did not impact net income.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that we have not yet adopted that we believe will have a material effect on our financial statements.

NOTE 2. LIQUIDITY

The significant decline in oil demand due to COVID-19, the instability of oil prices caused by geopolitical issues and production levels, and the limited availability of storage capacity, have together resulted in our customers announcing significant reductions to their capital expenditure budgets for 2020 and 2021. Demand for our products and services has been severely impacted as a result, and management expects this to continue into 2021 and potentially beyond; however, we are currently unable to estimate the full impact to our business, how long this significant drop in demand will last or the depth of the decline.

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

During the year, we entered into amended agreements with certain of our customers, reduced our planned capital expenditures and deferred further investment in new technology development, including our Strider technology, for the foreseeable future. On April 14, 2020 we entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $891,600. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The SBA approved our Forgiveness Application in full in December 2020. On December 7, 2020, the Company closed a sale-leaseback agreement for its headquarters and manufacturing facilities. Under the terms of the transaction, the Company sold the property for $4.5 million and simultaneously entered into a 15-year lease. See Note 10 – Financing Obligation.

We believe that our borrowing capacity, cash generated from operations will be sufficient to fund our operations for the next 12 months. To enhance liquidity, our operational and financial strategies include managing our operating costs, accelerating collections of international receivables, and reducing working capital requirements and restructuring our debt. If we are unable to do this, we may not be able to, among other things, (i) maintain our revised general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. COVID-19 has also led to a significant disruption in the equity and debt capital markets, which could hinder our ability to raise new capital or obtain financing on acceptable terms. We cannot provide any assurance that financing will be available to us in the future on acceptable terms, if at all.

Additionally, in July 2020, the Company filed a Form S-3 Shelf Registration that will allow the Company to offer and sell, from time to time, up to $20,000,000 of securities.

On November 18, 2020, the Company received notification from the NYSE American to the Company indicating that, as a result of the Company’s stockholders’ equity of $4.7 million as of September 30, 2020, and reported losses for each of the last five fiscal years, the Company is not in compliance with the stockholders’ equity standards for continued listing on the NYSE American. On January 28, 2021, the Company received notice that the NYSE American had accepted the Company’s plan that was submitted on December 18, 2020, to regain compliance with the continued listing standards of the NYSE American. The Company has been granted a plan period through May 18, 2022 to regain compliance.

NYSE American Regulations staff will review the Company periodically for compliance with the initiatives outlined in the plan. If the Company is not in compliance with the continued listing standards by May 18, 2022 or if the Company does not make progress consistent with the plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate.

NOTE 3. REVENUE

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

Disaggregation of Revenue

Approximately 82% of our revenue is from the United States and approximately 18% is from the Middle East for the year ended December 31, 2020. For the year ended December 31, 2019, approximately 93% of our revenue was from the United States and approximately 7% was from the Middle East.

Revenue disaggregated by revenue source are as follows:

	December 31,
	2020	2019

Tool Revenue:
Tool and product sales	$971,520	$3,930,619
Tool rental	2,058,329	1,379,072
Other related revenue	4,020,687	6,806,235
Total Tool Revenue	7,050,536	12,115,926

Contract Services	3,420,262	6,881,088

Total Revenue	$10,470,798	$18,997,014

Contract Costs

We do not incur any material costs of obtaining contracts.

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under Topic 606.

NOTE 4. INVENTORIES

Inventories were comprised of the following:

	December 31, 2020	December 31, 2019
Raw material	$733,734	$800,662
Work in progress	50,631	75,235
Finished goods	235,643	48,135
	$1,020,008	$924,032

The Company wrote off $4,800 and $79,200 related to slow moving inventory in 2020 and 2019, respectively.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	December 31, 2020	December 31, 2019
Land	$880,416	$880,416
Buildings	4,764,441	4,758,832
Leasehold improvements	755,039	755,039
Machinery and equipment	11,298,642	10,343,486
Office equipment, fixtures and software	628,358	615,357
Transportation assets	265,760	350,871
	18,592,656	17,704,001
Accumulated depreciation	(11,057,558)	(9,658,309)
	$7,535,098	$8,045,692

In 2019, the Company decided to sell the Company airplane and related hangar. Accordingly, these assets were reported as assets held for sale on our balance sheet as of December 31, 2019 at their carrying value, which is lower than the expected fair value less costs to sell. In February 2020, the Company sold the airplane for a gain of approximately $142,000. The Company recorded a $30,000 impairment related to the hangar in March 2020. In February 2021, the Company sold the hangar for a gain of $4,000 which will be recorded in the first quarter of 2021.

Depreciation expense related to property, plant and equipment for the year ended December 31, 2020 and 2019 was $1,649,729 and $1,728,403 respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	December 31, 2020	December 31, 2019
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(14,080,556)	(12,913,889)
	$819,444	$1,986,111

Amortization expense related to intangible assets for the years ended December 31, 2020 and 2019 was $1,166,667 and $1,700,000, respectively.

These intangible assets will be amortized over their expected useful lives using the straight-line method, which is a weighted-average amortization period of 6.3 years. As of December 31, 2020, the Company will recognize the following amortization expense for the respective periods ending December 31 noted below:

2021	583,333
2022	166,667
2023	69,444
Total	$819,444

During the years ended December 31, 2020 and 2019, there were no impairments recognized related to other intangible assets.

NOTE 7. RELATED PARTY NOTE RECEIVABLE

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco in order to take over the legal position as Tronco’ s senior secured lender. Tronco is an entity owned by Troy and Annette Meier. Effective August 2017, the Company fully reserved the related party note receivable of $6,979,043, which reduced the related party note receivable balance to $0. The Company continues to hold the 8,267,860 shares of the Company’s common stock as collateral. The Company will record a recovery of the loan upon receiving repayment of the note or interest in other income. On July 7, 2020, the Company entered into an amended and restated loan agreement and note with Tronco changing the payment terms on the note. As amended, the interest rate on the note is fixed at 2% per annum.

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

A bonus was accrued but not paid to the Meiers during 2020. The Meiers did not make a Tronco interest payment in 2020 The Meiers are to pay interest only on December 31, 2021, with a balloon payment of all unpaid interest and principal due upon maturity on December 31, 2022.

NOTE 8. LEASES

The Company determines whether a contract is a lease, or contains a lease, at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. The Company discounts lease payments based on an estimate of its incremental borrowing rate as the Company’s leases do not provide a readily determinable implicit rate.

The Company leases certain facilities in Texas, Utah and Dubai under long-term operating leases with lease terms of one year to two years. Effective January 1, 2020, the Company adopted the provision of ASC 842 Leases. See Note 10 – Financing Obligation regarding the sale-leaseback of our Utah facilities.

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheet as of December 31, 2020:

	Classification on Balance Sheet	December 31, 2020
Assets
Operating lease assets	Operating lease right of use assets	$99,831
Total lease assets		$99,831

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$79,313
Noncurrrent liabilities
Operating lease liability	Long-term operating lease liability	20,518
Total lease liability		$99,831

The lease expense and the cash paid under operating leases for the year ended December 31, 2020 was $168,917. At December 31, 2020, the weighted average remaining lease terms were 0.78 years and the weighted average discount rate was 7.25%.

The following is the aggregate future lease payments for operating leases as of December 31, 2020:

2021	$81,990
2022	15,252
2023	8,052
Total undiscounted lease payments	105,294
Less: effects of discounting	(5,463)
Present value of lease payments	$99,831

NOTE 9. LONG-TERM DEBT

Long-term debt is comprised of the following:

	December 31, 2020	December 31, 2019
Real estate loans	$-	$2,938,191
Hard Rock Note	1,500,000	3,000,000
Credit Agreement	825,366	1,134,626
Machinery loans	466,448	580,185
Transportation loans	56,572	298,404
	2,848,386	7,951,406
Current portion of long-term debt	(1,397,337)	(4,102,542)
	$1,451,049	$3,848,864

Real Estate Loans

In February 2019, the Company entered into a commercial bank loan for $3,129,861 related to our Vernal, Utah Campus. The loan required monthly payments of approximately $43,000, including principal and interest at 7.25%, and was secured by the land and buildings at our Vernal, Utah Campus. The Company repaid the outstanding mortgage on the property in December 2020 as part of the Sale-Leaseback Transaction. See Note 10 – Financing Obligation.

Hard Rock Note

In 2014, the Company purchased all of the interests of Hard Rock Solutions, LLC (“Hard Rock”). Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”). The Hard Rock Note and subsequent amendments are secured by all of the patents, patents pending, other patent rights, and trademarks transferred to Hard Rock.

The Hard Rock Note has a remaining balance of $1,500,000 as of December 31, 2020, accrues interest at 8.00% per annum and is fully payable on October 5, 2022. Under the amended terms of the Hard Rock Note, we are required to make the following remaining payments: accrued interest on January 5, April 5, July 5 and October 5 in 2021 and 2022; plus $750,000 in principal on July 5, 2021 with the remaining balance of principal and accrued interest on the Hard Rock Note due on October 5, 2022. In January 2021, the Company made an interest payment of $30,247.

Credit Agreement

In February 2019, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Austin Financial Services, Inc. (“AFS”). The Credit Agreement provides a $4,500,000 credit facility, which includes a $1,000,000 term loan (the “Term Loan”) and a $3,500,000 revolver (the “Revolving Loan”). As of December 31, 2020, we had $666,664 outstanding on the Term Loan and $198,838 outstanding on the Revolving Loan. Amounts outstanding under the Revolving Loan at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect (less a dilution reserve as determined by AFS in its sole good faith discretion), plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. Amounts outstanding on the Revolving Loan as of December 31, 2020, may not exceed $314,517, which is based on a calculation applying 85% of accounts receivable and 50% of inventory. A collateral management fee is payable monthly on the used portion of the Revolving Loan and Term Loan. Even if our borrowings are less than $1,000,000, we still pay interest as if we had borrowed $1,000,000. At December 31, 2020, we had approximately $8,700 of accrued interest.

The Credit Agreement contains various restrictive covenants that, among other things, limit or restrict the ability of the borrowers to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; make investments; engage in mergers, acquisitions and dispositions; make optional prepayments of other indebtedness; engage in transactions with affiliates; and enter into restrictive agreements. The Credit Agreement does not include any financial covenants. If an event of default occurs, the lenders are entitled to accelerate the advances made thereunder and exercise rights against the collateral. Borrowing under the Revolving Loan is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause. At December 31, 2020, we were in compliance with the covenants in the Credit Agreement.

The interest rate for the Term Loan and the Revolving Loan is prime plus 2%. At December 31, 2020, the interest rate for the Term Loan was 8.85%, which includes a 3.6% management fee rate. The effective interest rate for the Revolving Loan for the year ending December 31, 2020 was 11.35%. The obligations of the Company under the Credit Agreement are secured by a security interest in substantially all of the tangible and intangible assets of the borrowers, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment, intellectual property, or aircraft. The Credit Agreement matures on February 20, 2023, subject to early termination pursuant to the terms of the agreement or extension as may be agreed by the parties.

Equipment Loans

The Company purchased equipment in November 2019 and entered into a note payable with a financing company for $478,000. The note has an interest rate of 8.06% and will mature in November 2024. The Company pays monthly payments on this note of approximately $10,000.

Transportation Loans

Vehicles

Our loans for Company vehicles and other transportation are with various financing parties we have engaged with in connection with the acquisition of the vehicles. As of December 31, 2020, the loans bear interest ranging from 0% - 6.99% with maturity dates ranging from June 2021 through June 2024 and are collateralized by the vehicles. Our cumulative monthly payment under these loans as of December 31, 2020 was approximately $2,677, including principal and interest.

Future annual maturities of total debt are as follows (1):

Year
2021	$1,217,022
2022	1,213,802
2023	140,964
2024	115,207
2025 - Thereafter	2,689
Total debt	$2,689,684

(1)	Excludes discounts for debt issuance costs and maturities related to our Revolving Loan.

NOTE 10. FINANCING OBLIGATION

On December 7, 2020, the Company entered into a sale agreement (the “Sale Agreement”). Pursuant to the terms of the Sale Agreement, the Company sold land and property related to the Company’s headquarters and manufacturing facility in Vernal, Utah (the “Property”) for a purchase price of $4,448,500. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company will lease back the Property at an annual rate of $311,395 with payments made monthly, subject to annual rent increases of 1.5%. Under the Lease Agreement, the Company has an option to extend the term of the lease and to repurchase the Property. Due to this repurchase option, the Company was unable to account for the transfer as a sale under ASC Topic 842, Leases, and as such, the transaction is accounted for as a financing transaction.

The Company received cash of $1,622,106, retired real estate debt of $2,638,773 and recorded a financing obligation liability of $4,260,879 related to the transaction. There was no gain recorded since sale accounting was precluded. The financing obligation has an implied interest rate of 6.0%. At the conclusion of the fifteen-year lease period, the financing obligation residual will be $2,160,242, which will correspond to the carrying value of the property. The Company paid $25,950 of principal in 2020 that was prorated for the month of December.

The financing obligation is summarized below:

December 31, 2020
Finance obligations for sale-leaseback transactions	$4,239,952
Current principal portion of finance obligation	(61,691)
Non-current portion of finance obligation	$4,178,261

The following is the aggregate future lease payments that include principal and interest for the finance obligation as of December 31, 2020:

2021	$311,784
2022	316,461
2023	321,208
2024	326,026
2025	330,916
Thereafter	3,562,389
Total undiscounted lease payments	5,168,784
Residual value of the property	2,160,242
Less: effects of discounting	(3,089,074)
Present value of lease payments	$4,239,952

NOTE 11. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana Lafayette Division asserting Stabil Drill Specialties, LLC (“Stabil Drill”) infringed on our patent that covers the Company’s well bore conditioning tool, the Drill-N-Ream. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. The court ordered the Company to serve discovery requests upon Stabil Drill and gave Stabil Drill deadlines to respond and produce documents and permit product inspection. Stabil Drill filed a motion for summary judgement and the Company responded and cross-moved for patent infringement. The parties are awaiting the judge’s decision. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which may result in a delay in the resolution of this litigation. Superior Energy Services announced on February 2, 2021 that it has successfully completed its financial restructuring and has emerged from Chapter 11 bankruptcy. Additionally, on May 20, 2019, Extreme Technologies, LLC sued Short Bit & Tool Co. and Lot William Short, Jr. (“Defendants”) in the Northern District of Texas - Dallas Division. Extreme sued for patent infringement based on the same patents discussed in the Stabil Drill litigation. On December 23, 2019, the Court stayed Extreme’s patent infringement claim against Defendants pending resolution of the Southern District of Texas Stabil Drill case. We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

NOTE 12. INCOME TAXES

Components of income tax benefit are as follows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Current income taxes:
Federal	$-	$-
State	10,481	18,550
International	104,515	-
Current provision for income taxes	114,996	18,550
Deferred provision (benefit) for income taxes:
Federal	-	-
State	-	-
Deferred provision (benefit) for income taxes	-	-
Provision for income taxes	$114,996	$18,550

The non-current deferred tax assets and liabilities consist of the following:

Deferred tax assets:
263A adjustment	$12,133	$11,103
Accrued expenses	183,282	-
Stock compensation	122,191	98,460
Stock option	70,201	69,463
Amortization of intangibles	2,839,598	2,952,425
Net operating loss	2,898,078	2,448,415
Allowances	1,686,952	1,706,320
Sale-leaseback – lease liability	1,008,663	-
Others	20,102	28,077
Total non-current deferred tax assets	8,841,200	7,314,263

Deferred tax liabilities:
Prepaid expenses	(15,458)	(27,152)
Depreciation on sale-leaseback fixed assets	(967,055)
Depreciation on fixed assets	(251,190)	(582,949)
Total non-current deferred tax liabilities	(1,233,703)	(610,101)

Net non-current deferred tax assets/liabilities	7,607,497	6,704,162
Less: Valuation Allowance	(7,607,497)	(6,704,162)
Total deferred tax liabilities	$-	$-

Reconciliation of the tax rate to the U.S. federal statutory tax rate which relate to the year ended December 31, 2020 and 2019 is as follows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

Tax at federal statutory rate	$(696,124)	$(193,803)
State income taxes	8,280	14,654
Permanent differences	(219,880)	66,087
Change in valuation allowance	903,335	(5,477)
Other adjustment/tax expense true-up	79,651	-
Other - State rate effect	(92,760)	(28,536)
Change in status	66,835	128,002
Other	65,659	37,623
Provision for income taxes	$114,996	$18,550

NOTE 13. SHARE-BASED COMPENSATION

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

In 2015, our stockholders approved the Superior Drilling Company, Inc. 2015 Long Term Incentive Plan (the “2015 Incentive Plan”). The purpose of the 2015 Incentive Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and its affiliates and by motivating such persons to contribute to the growth and profitability of the Company and our affiliates. In 2020, the Company’s board of directors approved an additional 2,543,448 shares of the Company’s common stock to be added to the 2015 Incentive Plan. Subject to adjustment as provided in the 2015 Incentive Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued with respect to awards under the 2015 Incentive Plan is 5,576,326. As of December 31, 2020, there were 1,578,709 shares outstanding with respect to awards granted under the Company’s 2015 Incentive Plan.

Restricted stock units

On August 7, 2020, the Board of Directors granted 1,544,719 restricted stock units from the 2015 Incentive Plan based on the average price of the Company’s common stock on the date of the grant. These restricted units will vest over a three - year period. Executive management received 863,282 restricted stock units and employees received the remaining 681,437.

On July 30, 2019, the Board of Directors granted 359,375 restricted stock units from the 2015 Incentive Plan to executive management and directors based on the average price of the Company’s common stock on the date of the grant. These restricted units will vest over a three - year period.

Compensation expense recognized for grants of restricted stock vesting under the 2015 Incentive Plan was approximately $545,000 and $577,000 for the years ending December 31, 2020 and 2019, respectively. The Company recognized compensation expense and recorded it as share-based compensation in the consolidated statement of operations.

Total unrecognized compensation expense related to unvested restricted stock units expected to be recognized over the remaining weighted vesting period of 2.50 years equaled approximately $1,276,516 at December 31, 2020. These shares vest over three years.

The following table summarizes RSU activity for the years ended December 31, 2020 and 2019:

	2020		2019
	Number of Restricted Stock Units	Weighted - Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted - Average Grant Date Fair Value
Unvested RSU’s at beginning of period	706,394	$1.24	747,048	$1.37
Granted	1,544,719	$0.59	359,375	0.96
Forfeited	(110,000)	0.59	-	-
Vested	(344,216)	1.29	(400,029)	1.25
Unvested RSU’s at end of period	1,796,897	$0.71	706,394	$1.24

Stock Options

On December 11, 2019, the Board of Directors granted 75,000 stock options from the 2015 Incentive Plan to officers and employees based on the Company’s common stock on the date of grant, which was $0.84. These options vest 33% on the grant date, 33% on the first anniversary of the grant date, and 34% on the second anniversary of the grant date.

Compensation expense recognized for option grants vesting under the 2015 Incentive Plan was approximately $6,000 for the year ending December 31, 2019. The Company recognized compensation expense and recorded it as share-based compensation in the consolidated condensed statement of operations.

The following table summarizes stock options outstanding and changes during the years ended December 31, 2020 and 2019:

	2020		2019
	Number of Stock Options	Weighted - Average Exercise Price	Number of Stock Options	Weighted - Average Exercise Price
Stock options outstanding at beginning of period	588,133	$1.50	531,968	$1.56
Granted	-	-	75,000	0.84
Exercised	-	-	-	-
Expired	(51,971)	1.40	(9,329)	1.62
Canceled or forfeited	(37,885)	1.19	(9,506)	1.50
Stock options outstanding at end of period	498,277	$1.53	588,133	$1.50
Stock options exercisable at end of period	-	$-	-	$-

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

NOTE 14. GEOGRAPHICAL OPERATIONS INFORMATION

The following summarizes revenue by geographic location:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

Revenue:
North America	$8,590,933	$17,682,560
International	$1,879,865	$1,314,454
	$10,470,798	$18,997,014

The following summarizes net property, plant and equipment by geographic location:

	December 31, 2020	December 31, 2019
Property, plant and equipment, net:
North America	$6,008,431	$7,160,646
International	1,526,667	885,046
	$7,535,098	$8,045,692

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Upon evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective in connection with the preparation of the consolidated financial statements as of December 31, 2020.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning our directors, executive officers and significant employees as of December 31, 2020:

Name	Age	Position
G. Troy Meier	59	Board Chair, Class III Director and Chief Executive Officer
Annette Meier	58	Class II Director, President and Chief Operating Officer
James R.Lines	59	Class II Director
Robert Iversen	66	Class III Director
Michael V. Ronca	67	Class I Director
Christopher D. Cashion	65	Chief Financial Officer

G. Troy Meier. Mr. Meier has served as our Board Chair, one of our Class III Directors and Chief Executive Officer since 2014. Mr. Meier has over 40 years of experience in the oil and gas industry. Mr. Meier and co-founder Annette Meier founded our predecessor company in 1999. Since that time through the present, Mr. Meier has spearheaded the development of our new manufacturing business and our research and development activities. As our chief innovator, Mr. Meier has been responsible for not only inventing, but also designing, engineering and manufacturing industry specific machinery and processes and has several patent applications pending. Previously, in 1993, Mr. Meier started our predecessor company, Rocky Mountain Diamond, after thirteen years with Christensen Diamond and its successors. At Christensen Diamond, Mr. Meier established overseas factories in Ireland, Venezuela and China. In addition, Mr. Meier designed tools to improve efficiency both in the plants and in the field. Previously, Mr. Meier had been Christensen Diamond’s first drill bit fabricator specialist and by age 28, was made the Northern Region design engineer responsible for designing drill bits, core systems, centric bits, nozzle systems and related products. As the co-founder, Mr. Meier for the last seven years has focused 100% of his attention on our development and growth.

Mr. Meier was selected to serve on our Board of Directors and as the Board Chair because of his extensive industry experience, his role as our co-founder and chief innovator, and his and Ms. Meier’s majority shareholding. Mr. Meier is married to Annette Meier.

Annette Meier. Ms. Meier has served as our Class II Director, President and Chief Operating Officer since 2014. Ms. Meier has over 25 years of experience in the oil and gas industry. Since our inception in 1999 to the present, Ms. Meier has managed all of our day-to-day operations and business. In 2008, Ms. Meier envisioned and co-created “CHUCK,” our custom shop management and inventory program software. Ms. Meier was also instrumental to the development of the “nucleus grinding system” that is currently utilized in our new manufacturing processes. In 2005, Ms. Meier served as the creator and chief architect of the Ropers Business Park, the state-of-the-art campus that houses our remanufacturing and new manufacturing facilities in Vernal, Utah. Ms. Meier’s understanding of our business processes resulted in her designing and facilitating the SMART FACILITY layout, process and control systems within the manufacturing plant. Previously, in 1993, Ms. Meier co-founded and managed our predecessor company, Rocky Mountain Diamond. As the co-founder, Ms. Meier for the last seven years has focused 100% of her attention on our development and growth. In 2015, Ms. Meier was elected to serve on the Governors Office of Economic Development Board (GOED) for the state of Utah. Ms. Meier has been the recipient of numerous state, local and industry awards over the years that recognized her for innovation and leadership.

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

Christopher D. Cashion. Mr. Cashion has over 40 years of experience in the fields of accounting, finance and private equity. Mr. Cashion joined us in March 2014 to serve as our Chief Financial Officer on a full-time basis. Previously, Mr. Cashion worked as an independent financial and business consultant since 1998. From January 2013 through February 2014, Mr. Cashion was the Chief Financial Officer for Surefire Industries USA LLC, a Houston-based hydraulic fracturing equipment manufacturing company. Previously, from January 2005 to August 2012, Mr. Cashion provided chief financial officer services to five start-up portfolio companies owned by the Shell Technology Venture Fund, a private equity fund. Prior to his tenure with the start-up portfolio companies, Mr. Cashion worked for the First Reserve Corporation, a private equity firm, from 1991 to 1993. Mr. Cashion worked with Baker Hughes, Inc. from 1981 to 1991 and with Ernst & Young from 1977 to 1981. Mr. Cashion holds a B.S. in Accounting from the University of Tennessee and an M.B.A. in Finance and International Business from the University of Houston. Mr. Cashion has been a Certified Public Accountant since 1979.

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

Audit Committee

Our Audit Committee is comprised solely of “independent” directors, as defined under and required by Rule 10A-3 of the Exchange Act and the NYSE American rules. Our Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm. The oversight of our independent public accounting firm includes reviewing the plans and results of the audit engagement with the firm, approving any additional professional services provided by the firm and reviewing the independence of the firm. Commencing with our first report on internal controls over financial reporting, the Committee will be responsible for discussing the effectiveness of the internal controls over financial reporting with our independent registered public accounting firm and relevant financial management. The members of this Committee are Messrs. Iversen, Ronca, and Lines with Mr. Lines serving as committee chair. Our Board of Directors has determined that Mr. Lines qualifies as an “audit committee financial expert,” as defined by the rules under the Exchange Act. The Audit Committee held four meetings in 2020, which were all held remotely.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides information concerning compensation paid or accrued during the fiscal years ended December 31, 2020 and 2019, to our principal executive officer, our chief operating officer and our principal financial officer, to whom we sometimes refer together as our “named executive officers.”

Name and Principal Position	Year	Salary		Bonus		Stock Awards (3)		Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
G. Troy Meier	2020	$403,750	(1)	$—	(2)	$152,612	(4)	$—	$—	$8,184	(8)	$564,546
Chief Executive Officer	2019	$475,000		$665,000	(5)	$—		$—	$—	$10,178	(8)	$1,150,178

Annette Meier	2020	$361,250	(1)	$—	(2)	$117,041	(4)	$—	$—	$12,291	(9)	$490,582
President and Chief Operating Officer	2019	$425,000		$552,500	(6)	$—		$—	$—	$8,870	(9)	$986,370

Christopher Cashion	2020	$255,000	(1)	$—		$82,617	(4)	$—	$—	$11,923	(10)	$349,540
Chief Financial Officer	2019	$300,000		$—		$120,000	(7)	$—	$—	$13,244	(10)	$433,244

(1)	For 2020, Mr. Meier, Ms. Meier and Mr. Cashion’s annual base salaries were $475,000, $425,000, and $300,000, respectively, and were reduced effective April 1, 2020, by 20% due to the Company implementing cost reduction measures.

(2)	A bonus of $332,500 was accrued but not paid in 2020 for Mr. Meier, and a bonus of $297,500 was accrued but not paid for Ms. Meier.

(3)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 13 Share-Based Compensation to our consolidated financial statements included herein.

(4)	The grant date fair value for these restricted stock awards was based on the average price of our common stock on the grant date (August 7, 2020), which was $0.5875 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33% of the shares of restricted common stock vested on August 7, 2021, 33% of the shares of restricted common stock will vest on August 7, 2022 and 34% of the shares of restricted common stock will vest on August 7, 2023.

(5)	Relates to $332,500 bonus made in 2019 in lieu of granting annual incentive compensation awards and an additional $332,500 bonus made in 2019. $370,405 was applied to the annual interest on the related party note receivable. See Note 7 - Related Party Note Receivable to our consolidated financial statements included herein.

(6)	Relates to $297,500 bonus made in 2019 in lieu of granting annual incentive compensation awards and an additional $255,000 bonus made in 2019. $307,743 was applied to the annual interest on the related party note receivable. See Note 7 - Related Party Note Receivable to our consolidated financial statements included herein.

(7)	The grant date fair value for these restricted stock awards was based on the average price of our common stock on the grant date (July 30, 2019), which was $0.96 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33% of the shares of restricted common stock vested on July 30, 2020, 33% of the shares of restricted common stock will vest on July 30, 2021 and 34% of the shares of restricted common stock will vest on July 30, 2022.

(8)	Represents certain company paid health care costs for G. Troy Meier and Annette Meier, life insurance costs, and personal use of a company vehicle.

(9)	Represents life insurance costs and personal use of a company vehicle.

(10)	Represents certain company paid health care costs and life insurance costs.

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

Outstanding Equity Awards for Year Ended December 31, 2020

The following table shows the number of shares covered by exercisable and unexercisable options awards and stock awards held by our named executive officers on December 31, 2020 that were made under the 2015 Long Term Incentive Plan

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h) (1)		(i)	(j)

G. Troy Meier (6)	22,033	—	—	1.90	03/04/2021
	22,844	—	—	1.84	03/18/2021
	27,867	—	—	1.51	03/31/2021
						259,765	$152,612	(2)	—	—
						27,862	$35,106	(3)	—	—

Annette Meier (6)	19,517	—	—	1.90	03/04/2021
	20,236	—	—	1.84	03/18/2021
	24,685	—	—	1.51	03/31/2021
						199,219	$117,041	(2)	—	—
						21,368	$26,924	(3)	—	—

Christopher Cashion (7)	11,995	—	—	1.73	03/04/2026
	12,416	—	—	1.67	03/18/2026
	15,057	—	—	1.37	03/31/2026
						21,923	$40,777	(4)	—	—
						83,338	$80,005	(5)	—	—
						140,625	$82,617	(2)	—	—

(1)	See Note 13 – Share-Based Compensation in the consolidated financial statements included herein.

(2)	The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (August 7, 2020), which was $0.5875 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33% of the shares of restricted common stock will vest on August 7, 2021, 33% of the shares of restricted common stock will vest on August 7, 2022 and 34% of the shares of restricted common stock will vest on August 7, 2023.

(3)	The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (December 18, 2018), which was $1.26 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33% of the shares of restricted common stock vested on December 18, 2019, 33% of the shares of restricted common stock vested on December 18, 2020 and 34% of the shares of restricted common stock will vest on December 18, 2021.

(4)	The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (August 3, 2018), which was $1.86 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33% of the shares of restricted common stock vested on August 3, 2019, 33% of the shares of restricted common stock vested on August 3, 2020 and 34% of the shares of restricted common stock will vest on August 3, 2021.

(5)	The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (July 30, 2019), which was $0.96 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33% of the shares of restricted common stock vested on July 30, 2020, 33% of the shares of restricted common stock will vest on July 30, 2021 and 34% of the shares of restricted common stock will vest on July 30, 2022.

(6)	During March 2016, each of the named executive officers agreed to receive awards of stock options in lieu of base salary. The grant date fair value for the stock option awards was based on the closing price of our common stock on the grant date of a) March 4, 2016, which was $1.90 per share; b) March 18, 2016, which was $1.84 per share; and c) March 31, 2016, which was $1.51 per share. All options vested 100% on the grant date and have a ten year term expiring on March 4, 2021, March 18, 2021 and March 31, 2021, respectively. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

(7)	During March 2016, the named executive officer agreed to receive awards of stock options in lieu of base salary. The grant date fair value for the stock option awards was based on the closing price of our common stock on the grant date of a) March 4, 2016, which was $1.73 per share; b) March 18, 2016, which was $1.67 per share; and c) March 31, 2016, which was $1.37 per share. All options vested 100% on the grant date and have a ten year term expiring on March 4, 2026, March 18, 2026 and March 31, 2026, respectively. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

Director Compensation

Our employee directors are not separately compensated for their service as a director. In 2020, each of our non-employee directors received 87,891 shares of restricted common stock for his service as a director. In addition to receiving shares of stock, our non-employee directors earned the following fees: Mr. Iversen, $54,600; Mr. Ronca, $80,500; and Mr. Lines $57,750. The Company implemented cost reduction measures in 2020 and the non-employee independent directors received a 20% reduction in fees to be paid effective April 2020 and a 40% deferral of fees to be paid effective October 2020. The members of our Board of Directors are entitled to reimbursement of their expenses incurred in connection with the attendance at Board and committee meetings in accordance with Company policy.

The following table summarizes the annual compensation for our non-employee directors during 2020.

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards (c) (1)	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
James R. Lines	$70,125	$51,636	-	-	-	-	$121,761
Robert Iversen	$66,300	$51,636	-	-	-	-	$117,936
Michael V. Ronca	$97,750	$51,636	-	-	-	-	$149,386

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of awards granted by the Board of Directors. See Note 13 Share-Based Compensation in the consolidated financial statements included herein. The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (August 7, 2020), which was $0.5875 per share, respectively. As of December 31, 2020, Mr. Iversen, Mr. Ronca and Mr. Lines each have an aggregate of 153,704 outstanding shares of unvested restricted stock. The restricted stock awards have the following vesting schedule: a) for the shares granted on August 3, 2018: 33% of the shares of restricted common stock vested on the first anniversary of the date of grant, 33% of the shares of restricted common stock vested on the second anniversary of the date of grant and 34% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date; b) for the shares granted on July 30, 2019: 33% of the shares of restricted common stock vested on the first anniversary of the date of grant, 33% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 34% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date and c) for the shares granted on August 7, 2020: 33% of the shares of restricted common stock will vest on the first anniversary of the date of grant, 33% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 34% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 1, 2021, by:

●	each person who is known by us to beneficially own 5% or more of the outstanding class of our capital stock;

●	each member of the Board;

●	each of our executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each of the holders of capital stock listed below has sole voting and investment power as to the capital stock owned unless otherwise noted.

Name and Address of Beneficial Owner	Numbers of Shares of Common Stock Beneficially Owned	% of Common Stock Outstanding (1)
G. Troy Meier (2)	10,626,029	41.2%
Annette Meier (3)	10,465,167	40.6%
Christopher D. Cashion (4), (9)	649,163	2.5%
James R. Lines (5), (6)	278,251	1.1%
Robert Iversen (5), (7)	433,636	1.7%
Michael V. Ronca (5), (8)	374,163	1.5%
Executive Officers and Directors as a group (6 persons)	12,917,952	50.1%

(1)	Based on 25,762,342 shares outstanding as of December 31, 2020. Unless otherwise noted, the address for the holder is 1583 South 1700 East, Vernal, Utah 84078.

(2)	Includes (i) 5,641,510 shares of common stock indirectly owned through his ownership in Meier Family Holding Company, LLC, and (ii) 3,173,350 shares of common stock indirectly owned through his ownership in Meier Management Company, LLC. Also includes 357,201 shares of vested restricted common stock, 287,627 shares of unvested restricted common stock, and 72,744 shares issuable pursuant to vested stock options. The unvested restricted stock will vest on August 7, 2021, December 18, 2021, August 7, 2022, and August 7, 2023.

(3)	Includes (i) 5,641,510 shares of common stock indirectly owned through her ownership in Meier Family Holding Company, LLC, and (ii) 3,173,350 shares of common stock indirectly owned through her ownership in Meier Management Company, LLC. Also includes 271,685 shares of vested restricted common stock, 220,587 shares of unvested restricted common stock, and 64,438 shares issuable pursuant to vested stock options. The unvested restricted stock will vest on August 7, 2021, December 18, 2021, August 7, 2022, and August 7, 2023.

(4)	Includes (a) 65,753 of restricted common stock that vests in accordance with the following vesting schedule: 33% of the shares of restricted common stock vested on August 3, 2019, 33% of the shares of restricted common stock vested on August 3, 2020, and 34% of the shares of restricted common stock will vest on August 3, 2021, (b) 125,000 of restricted common stock that vests in accordance with the following vesting schedule: 33% of the shares of restricted common stock vested on July 30, 2020, 33% of the shares of restricted common stock will vest on July 30, 2021, and 34% of the shares of restricted common stock will vest on July 30, 2022 and (c) 140,625 of restricted common stock that vests in accordance with the following vesting schedule: 33% of the shares of restricted common stock will vest on August 7, 2021, 33% of the shares of restricted common stock will vest on August 7, 2022, and 34% of the shares of restricted common stock will vest on August 7, 2023.

(5)	Includes (a) 41,095 of restricted common stock that vests in accordance with the following vesting schedule: 33% of the shares of restricted common stock vested on August 3, 2019, 33% of the shares of restricted common stock vested on August 3, 2020, and 34% of the shares of restricted common stock will vest on August 3, 2021 (b) 78,125 of restricted common stock that vests in accordance with the following vesting schedule: 33% of the shares of restricted common stock vested on July 30, 2020, 33% of the shares of restricted common stock will vest on July 30, 2021, and 34% of the shares of restricted common stock will vest on July 30, 2022 and (c) 87,891 of restricted common stock that vests in accordance with the following vesting schedule: 33% of the shares of restricted common stock will vest on August 7, 2021, 33% of the shares of restricted common stock will vest on August 7, 2022, and 34% of the shares of restricted common stock will vest on August 7, 2023.

(6)	The address of Mr. Lines is 1110 Ransom Road, Lancaster, New York 14086.

(7)	The address of Mr. Iversen is 4928 FM 1374 Road, Huntsville, Texas 77340.

(8)	The address of Mr. Ronca is 17318 Chagall Lane, Spring, Texas 77379.

(9)	The address of Mr. Cashion is 20615 Sundance Springs Lane, Spring, Texas 77379

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

Director Independence

The Board has determined that the following members are independent within the meaning of the listing rules of the NYSE American: James Lines, Robert Iversen and Michael Ronca.

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accountant Fees

The following table sets forth the fees incurred by us in fiscal years 2020 and 2019 for services performed by Moss Adams LLP:

	December 31, 2020	December 31, 2019
Audit Fees	$170,810	$302,843
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$170,810	$302,843

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accountants

The charter of the Audit Committee and its pre-approval policy require that the Audit Committee review and pre-approve the Company’s independent registered public accounting firm’s fees for audit, audit-related, tax and other services. The Chairman of the Audit Committee has the authority to grant pre-approvals, provided such approvals are within the pre-approval policy and are presented to the Audit Committee at a subsequent meeting. For the year ended December 31, 2020, the Audit Committee approved 100% of the services described above under the captions “Audit Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements – see Index to Financial Statements appearing on page 44

(2) Financial Statement Schedules – None

(3) Exhibits –

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated December 15, 2013, between Meier Management Company, LLC, Meier Family Holding Company, LLC, and SD Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014S-1).

3.2	Articles of Amendment to Articles of Incorporation (name change) (incorporated by reference to Exhibit 3.5 to Amendment No. 2 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 6, 2014).

3.3	Bylaws with Exhibit A (incorporated by reference to Exhibit 3.3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

4.1	Description of Company Securities.

10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.2	2014 Employee Stock Incentive Plan with forms of award agreements as Exhibits (incorporated by reference to Exhibit 10.2 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).†

10.3	Form of Executive Employment Agreement between SD Company, Inc. and Troy Meier, as CEO (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.4	Form of Executive Employment Agreement between SD Company, Inc. and Annette Meier, as President (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.5	Form of Executive Employment Agreement between SD Company, Inc. and Christopher Cashion, as CFO (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.6	Vendor Agreement between Superior Drilling Products, LLC, and Hughes Christensen, a division of Baker Hughes Oilfield Operations, Inc., dated October 28, 2013 with Exhibit A (incorporated by reference to Exhibit 10.6 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.7	Commercial Lease, dated August 15, 2013, between Meier Properties, Series LLC, as landlord, and Baker Hughes Oilfield Operations, Inc., as tenant (incorporated by reference to Exhibit 10.7 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.8	Acknowledgement letter, dated September 11, 2013, between Superior Drilling Products, LLC and Hard Rock Solutions, Inc., regarding the Drill N Ream commissions (incorporated by reference to Exhibit 10.8 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.9	Membership Interest Purchase Agreement (MIPA), dated January 28, 2014, between Hard Rock Solutions, Inc., as seller, and Superior Drilling Products, LLC, as buyer, of Hard Rock Solutions, LLC, with Exhibits (incorporated by reference to Exhibit 10.9 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.10	Intellectual Property Protection Agreement (IPPA), dated January 28, 2014, between 3cReamers, LLC, Hard Rock Solutions, LLC, James D. Isenhour, and Troy Meier (incorporated by reference to Exhibit 10.10 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.11	Form of Subordinated Promissory Note from Hard Rock Solutions LLC and Superior Drilling Products LLC, as borrower, in favor of Hard Rock Solutions, Inc., as lender, to be executed upon closing of the Hard Rock acquisition (incorporated by reference to Exhibit 10.11 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.12	Form of Security and Pledge Agreement between SD Company, Inc., as debtor, in favor of Hard Rock Solutions, Inc., as secured party, to be executed upon closing of the Hard Rock acquisition with attached Schedule A (incorporated by reference to Exhibit 10.12 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.13	Form of Assignment Agreement between Superior Drilling Products, LLC and SD Company, Inc. assigning SDP’ s rights under the MIPA and IPPA to SDC, to be executed in connection with the Reorganization (incorporated by reference to Exhibit 10.13 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.14	Securities Purchase Agreement, dated February 24, 2014, between SD Company, Inc. and Superior Drilling Products, LLC, as borrowers, and D4D, LLC, as lender, for $2 million bridge loan with attached exhibits (incorporated by reference to Exhibit 10.14 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.15	Secured Convertible Promissory Note, dated February 24, 2014, in the original principal amount of $2 million, from SD Company, Inc. and Superior Drilling Products, LLC, as borrowers, in favor of D4D, LLC, as lender, with Exhibits (incorporated by reference to Exhibit 10.15 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.16	Security Agreements, dated February 24, 2014, between SD Company Inc. and Superior Drilling Products, LLC, respectively, as debtors, and D4D LLC, as secured party (incorporated by reference to Exhibit 10.16 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.17	Form of Common Stock Purchase Warrant to be issued by SD Company Inc. in favor of D4D LLC upon conversion of $2 million bridge loan with attached exhibits (incorporated by reference to Exhibit 10.17 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.18	Form of Registration Rights Agreement to be entered into between SD Company Inc. and D4D, LLC upon conversion of $2 million bridge loan (incorporated by reference to Exhibit 10.18 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.19	Standard Industrial/Commercial Single-Tenant Lease, dated January 17, 2014, between Superior Drilling Products of California, LLC (SDP(CA)), as lessor, and Roger Holder, as lessee, with respect to our Bakersfield facilities (incorporated by reference to Exhibit 10.19 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.20	Loan Agreement, dated July 3, 2012, between Meier Properties, Series LLC and Superior Drilling Products LLC, as co-borrowers, and Proficio Bank, as lender. (Proficio Loan 1) (incorporated by reference to Exhibit 10.35 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.21	Term Note, dated July 3, 2012, from Meier Properties, Series LLC and Superior Drilling Products LLC, as co-borrowers, and Proficio Bank, as lender, in the original principal amount of $240,000. (Proficio Loan 1) with attached exhibits (incorporated by reference to Exhibit 10.36 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.22	Deed of Trust, Security Agreement and Assignment of Leases and Rents, dated July 3, 2012, from Meier Properties, Series LLC, as grantor, to Proficio Bank, as trustee, and Proficio Bank, as beneficiary. (Proficio Loan 1) (incorporated by reference to Exhibit 10.37 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.23	Loan Agreement(s), dated December 30, 2013, between Superior Drilling Products, LLC, Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, respectively, and Proficio Bank, as lender. (Proficio Loan 2) (incorporated by reference to Exhibit 10.38 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.24	U.S. Small Business Administration Note, dated December 30, 2013, from Superior Drilling Products, LLC, Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, in favor of Proficio Bank, as lender, in the original principal amount of $627,000. (Proficio Loan 2) (incorporated by reference to Exhibit 10.39 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.25	Unconditional Guaranty(s) from each of Gilbert Troy Meier, Annette D. Meier, the Gilbert Troy Meier Trust, the Annette Deuel Meier Trust, and Meier Family Holding Company, guarantor(s), respectively, to Proficio Bank, as lender, each dated December 30, 2013. (Proficio Loan 2) (incorporated by reference to Exhibit 10.40 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.26	Term Note, dated February 4, 2013, between Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, and Proficio Bank, as lender, in the original principal amount of $592,000. (Proficio Loan 3) (incorporated by reference to Exhibit 10.42 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.27	Third Amendment to Loan Agreement (dated December 18, 2013), Second Amendment to Loan Agreement (dated June 15, 2009), First Amendment to Loan Agreement (dated December 10, 2007), and original Loan Agreement (dated August 10, 2007), between Tronco Energy Corporation, as borrower, Philco Exploration, LLC, as subsidiary, and Fortuna Asset Management LLC (and its assignee ACF Property Management, Inc. for the amendments). (Tronco Loan) (incorporated by reference to Exhibit 10.43 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.28	Second Amended and Restated Promissory Note, dated January 1, 2014, between Tronco Energy Corporation, as borrower, and ACF Property Management Inc. as lender (assignee from Fortuna Asset Management LLC). (Tronco Loan) (incorporated by reference to Exhibit 10.44 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.29	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc. as secured party; and Owner Consent to Pledge from Meier Family Holding Company, LLC, with respect to 95% of the limited liability company interests in Superior Drilling Products, LLC, each dated June 15, 2009. (Tronco Loan) (incorporated by reference to Exhibit 10.45 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.30	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc. as secured party; and Owner Consent to Pledge from Meier Management Company, LLC, with respect to 5% of the limited liability company interests in Superior Drilling Products, LLC, each dated June 15, 2009. (Tronco Loan) (incorporated by reference to Exhibit 10.46 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.31	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc., as secured party; and Owner Consent to Pledge from Meier Management Company, with respect to 100% of the limited liability company interests in Superior Design and Fabrication, LLC, each dated December 18, 2013. (Tronco Loan) (incorporated by reference to Exhibit 10.47 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.32	Guaranty(s) from Gilbert Troy Meier Trust (dated August 10, 2009), and from Superior Drilling Products, LLC and Superior Design and Fabrication, LLC (dated December 18th, 2013), in favor of ACF Property Management, Inc., as lender. (Tronco Loan) (incorporated by reference to Exhibit 10.48 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.33	Loan Purchase Agreement between ACF Property Management Inc., as lender and seller, SD Company Inc., as buyer, and Tronco Energy Corporation, as borrower, dated January 1, 2014. (Tronco Loan) (incorporated by reference to Exhibit 10.49 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.34	Loan Agreement, dated April 3, 2012, between Meier Properties Series LLC and Superior Auto Body & Paint LLC (SABP) as co-borrowers, and Mountain West Small Business Finance, as lender. (SABP Loan 1); Change in Terms Agreement dated March 19, 2012, between Superior Auto BODY & Paint LLC, as borrower and Mountain America Credit Union, as Lender; and Change in Terms Agreement dated March 19, 2012, between Superior Auto BODY & Paint LLC, as borrower and Mountain America Credit Union, as Lender (incorporated by reference to Exhibit 10.50 to Amendment No. 1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).

10.35	Promissory Note dated March 19, 2012, from Superior Auto Body and Paint LLC, as borrower, in favor of Mountain America Credit Union in the amount of $1,698,005.00 (incorporated by reference to Exhibit 10.51 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.36	Loan Agreement, dated May 25, 2012, between Meier Properties Series LLC and SABP, as co-borrowers and Mountain West Small Business Finance, as lender. (SABP Loan 2) (incorporated by reference to Exhibit 10.52 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.37	U.S. Small Business Administration Note, dated May 25, 2012, between Meier Properties, Series LLC, as debtor, SABP, as operating company, and Mountain West Small Business Finance, as lender, in the original principal amount of $1,159,000.00 (SABP Loan 2) (incorporated by reference to Exhibit 10.53 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.38	Security Agreement(s), dated May 25, 2012, between each of Meier Properties, Series LLC and SABP, as debtor(s), and Mountain West Small Business Finance, as lender. (SABP Loan 2) (incorporated by reference to Exhibit 10.54 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.39	Continuing Guaranty, dated May 20, 2011, by Superior Drilling Products, as guarantor, to Mountain America Federal Credit Union, as lender. (SABP Loans 1 and 2) (incorporated by reference to Exhibit 10.55 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.40	Lease, dated May 25, 2012, between Meier Properties, Series LLC, as lessor, and SABP, as lessee (incorporated by reference to Exhibit 10.56 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.41	Confirmation of Guaranties from Troy Meier, Annette Meier, the G. Troy Meier Trust, and the Annette Deuel Meier Trust, to Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.57 to Amendment No. 3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.42	Stock Pledge Agreement between Meier Management Company, LLC and Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.58 to Amendment No. 3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.43	Stock Pledge Agreement between Meier Family Holding Company, LLC and Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.59 to Amendment No. 3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.44	Loan Agreement dated February 4, 2013, between Meier Leasing, LLC and Meier Management Company, LLC, as co-borrowers, and Proficio Bank, as lender. (Proficio Loan 3) (incorporated by reference to Exhibit 10.41 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.45	Exclusive Manufacturing, Marketing, Sales and Consulting Agreement among Hard Rock Solutions, LLC, Extreme Technologies, LLC, Tenax Energy Solutions, LLC and Kevin Jones dated January 9, 2015 (incorporated by reference to Exhibit 10.45 to the Company’s annual report on form 10-K for the year ended December 31, 2014 filed on March 31, 2015.

10.46	Business Loan Agreement between Meier Properties, Series LLC and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.47	Commercial Guaranty between Superior Drilling Products, Inc. and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.48	Commercial Guaranty between G. Troy Meier and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.49	Commercial Guaranty between Annette Meier and American Bank of the North dated April 9, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.50	Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated April 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.51	Form of Nonstatutory Stock Option Agreement (3 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.52	Form of Nonstatutory Stock Option Agreement (2 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.53	Form of Award of Restricted Stock (3 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.54	Form of Award of Restricted Stock (2 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.55	2015 Long Term Incentive Plan effective June 15, 2015 (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2015).

10.56	Second Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated September 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2015).

10.57++	Business Agreement between Hard Rock Solutions, LLC and Baker Hughes Oilfield Operations, Inc. dated January 25, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 29, 2016).

10.58	Loan and Security Agreement among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock, LLC and Extreme Technologies, LLC as co-Borrowers and Federal National Commercial Credit as Lender date March 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

10.59	Promissory Note dated March 8, 2016 issued in favor of Federal National Commercial Credit as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

10.60	Term Promissory Note dated March 8, 2016 issued in favor of Federal National Commercial Credit as Lender (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

10.61	Subordination Agreement among Superior Drilling Products, Inc., Meier Management Company, LLC and Federal National Commercial Credit dated March 8, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

10.62	Form of Fully Vested Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

10.63	Amended Loan and Security Agreement among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock, LLC and Extreme Technologies, LLC as co-Borrowers and Federal National Commercial Credit as Lender dated March 28, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2016).

10.64	Distribution Agreement between Hard Rock Solutions, LLC and Drilling Tools International, Inc. dated May 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2016).

10.65	Second Amendment to Loan and Security Agreement among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock, LLC and Extreme Technologies, LLC as co-Borrowers and Federal National Commercial Credit as Lender dated May 12, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 16, 2016).

10.66	Promissory Note from Superior Drilling Products Inc. in favor of the Donald A. Foss Revocable Living Trust dated August 5, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2016).

10.67	Warrant issued by Superior Drilling Products, Inc. in favor of the Donald A. Foss Revocable Living Trust dated August 5, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 11, 2016).

10.68	Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated August 10, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 11, 2016).

10.69	Modification and Forbearance Agreement dated August 16, 2016 by and among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock Solutions, LLC, Extreme Technologies, LLC and Federal National Payables, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2016).

10.70	Guaranty dated August 16, 2016 among G. Troy Meier, Annette Meier, and Federal National Payables, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2016).

10.71	Amended and Restated Distribution Agreement between Hard Rock Solutions, LLC and Drilling Tools International, Inc. dated August 30, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2016).

10.72	Special Warranty Deed between MPS and SABP dated February 9, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2017).

10.73	Termination of Real Property Lease between MPS and SABP dated February 9, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2017).

10.74	Second Amended and Restated Loan Agreement between the Company and Tronco Energy Corporation dated August 8, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2017).

10.75	Second Amended and Restated Promissory Note between the Company and Tronco Energy Corporation dated August 8, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2017).

10.76	Letter Agreement between Superior Drilling Solutions, LLC and Baker Hughes Oilfield Operations LLC dated October 27, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2017).

10.77	Commercial Lease between Alan Pitts & Mikaela Allmand and Hard Rock Solutions, LLC dated August 27,2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on August 30, 2018).

10.78++	Vendor Agreement dated effective April 1, 2018 between Superior Drilling Solutions, LLC and Baker Hughes Oilfield Operations LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2018).

10.79	Form of Stock Option Agreement under 2015 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018).

10.80	Form of Restricted Stock Unit Agreement under 2015 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018).

10.81	Fourth Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated November 21, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2018).

10.82	Sale-leaseback agreement dated November 12, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2020).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Moss Adams LLP

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier and Christopher D. Cashion.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

*	Filed herewith.
**	Furnished herewith.

†	Indicates a management contract or compensatory plan, contract or arrangement.
++	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR DRILLING PRODUCTS, INC.

March 16, 2021	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer (Principal Executive Officer)

March 16, 2021	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 16, 2021	By:	/s/ ANNETTE MEIER
Annette Meier, President, Chief Operating Officer and Director

March 16, 2021	By:	/s/ JAMES LINES
James Lines, Director

March 16, 2021	By:	/s/ ROBERT IVERSEN
Robert Iversen, Director

March 16, 2021	By:	/s/ MICHAEL RONCA
Michael Ronca, Director

