Form 10-Q
period 2021-03-31
Superior Drilling Products, Inc.
filed 2021-05-12
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Yes [  ] No [X]

There were 25,762,342 shares of common stock, $0.001 par value, issued and outstanding as of May 12, 2021.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION.

Item 1. Financial Statements

Superior Drilling Products, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$2,262,251	$1,961,441
Accounts receivable, net	1,601,837	1,345,622
Prepaid expenses	109,354	90,269
Inventories	996,083	1,020,008
Asset held for sale	-	40,000
Other current assets	42,751	40,620
Total current assets	5,012,276	4,497,960
Property, plant and equipment, net	7,211,648	7,535,098
Intangible assets, net	527,778	819,444
Right of use assets	65,624	99,831
Other noncurrent assets	84,115	87,490
Total assets	$12,901,441	$13,039,823
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$741,727	$430,014
Accrued expenses	1,468,257	1,091,519
Income tax payable	122,826	106,446
Current portion of operating lease liability	54,063	79,313
Current portion of financial obligation	59,420	61,691
Current portion of long-term debt, net of discounts	1,651,283	1,397,337
Total current liabilities	4,097,576	3,166,320
Operating lease liability	11,561	20,518
Long-term financial obligation, less current portion	4,161,463	4,178,261
Long-term debt, less current portion, net of discounts	1,341,487	1,451,049
Total liabilities	9,612,087	8,816,148
Commitments and contingencies (Notes 8, 9 and 12)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 25,762,342 shares issued and outstanding	25,762	25,762
Additional paid-in-capital	40,787,092	40,619,620
Accumulated deficit	(37,523,500)	(36,421,707)
Total shareholders’ equity	3,289,354	4,223,675
Total liabilities and shareholders’ equity	$12,901,441	$13,039,823

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended March 31,
	2021	2020

Revenue
Tool revenue	$1,663,763	$3,612,918
Contract services	760,890	1,744,845

Total Revenue	2,424,653	5,357,763

Operating costs and expenses
Cost of revenue	1,175,593	2,314,508
Selling, general and administrative expenses	1,515,590	2,017,899
Depreciation and amortization expense	690,074	760,764

Total operating costs and expenses	3,381,257	5,093,171

Operating income (loss)	(956,604)	264,592

Other income (expense)
Interest income	48	4,688
Interest expense	(138,057)	(177,258)
Impairment on asset held for sale	-	(30,000)
Gain on sale of assets	10,000	142,234
Total other expense	(128,009)	(60,336)

Income (loss) before income taxes	(1,084,613)	204,256
Income tax expense	(17,180)	(6,210)

Net income (loss)	$(1,101,793)	$198,046

Basic income (loss) earnings per common share	$(0.04)	$0.01
Basic weighted average common shares outstanding	25,762,342	25,418,126
Diluted income (loss) per common share	$(0.04)	$0.01
Diluted weighted average common shares outstanding	25,762,342	25,418,126

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$(1,101,793)	$198,046
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	690,074	760,764
Share based compensation expense	167,472	106,996
Gain on sale of assets	(10,000)	(142,234)
Impairment on asset held for sale	-	30,000
Amortization of deferred loan costs	4,631	4,631
Changes in operating assets and liabilities:
Accounts receivable	(256,215)	625,419
Inventories	(41,795)	(303,122)
Prepaid expenses and other noncurrent assets	(17,841)	296,392
Accounts payable and accrued expenses	688,451	660,731
Income tax payable	16,380	6,210
Other long term liabilities	-	(61,421)
Net Cash Provided By Operating Activities	139,363	2,182,412
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(9,236)	(37,850)
Proceeds from sale of fixed assets	50,000	117,833
Net Cash Provided By Investing Activities	40,764	79,983
Cash Flows From Financing Activities
Principal payments on debt	(135,403)	(975,440)
Proceeds received from debt borrowings	-	72,520
Payments on revolving loan	(280,245)	(39,461)
Proceeds received on revolving loan	536,331	812,224
Debt issuance costs	-	-
Net Cash Provided By (Used In) Financing Activities	120,683	(130,157)
Net increase in Cash	300,810	2,132,238
Cash at Beginning of Period	1,961,441	1,217,014
Cash at End of Period	$2,262,251	$3,349,252
Supplemental information:
Cash paid for Interest	$130,363	$182,368
Inventory converted to property, plant and equipment	$65,720	47,907
Reduction of debt with sale of asset	$-	211,667

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2021

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

Unaudited Interim Financial Presentation

These interim consolidated condensed financial statements for the three months ended March 31, 2021 and 2020, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations expected for the year ending December 31, 2021. These interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2020 and 2019 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”).

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

Concentrations of Credit Risk

The Company has two significant customers that represented 85% and 84% of our revenue for the three months ended March 31, 2021 and 2020, respectively. These customers had approximately $846,000 and $2,120,000 in accounts receivable at March 31, 2021 and 2020, respectively.

The Company had two vendors that represented 22% of our purchases for the quarter ended March 31, 2021. These vendors had approximately $221,000 in accounts payable at March 31, 2021 and purchases in the first quarter of 2021 from these vendors totaled approximately $239,000. The Company had two vendors that represented 26% of our purchases for the three months ended March 31, 2020. The vendors had approximately $454,000 in accounts payable at March 31, 2020 and purchases in the first quarter of 2020 from these vendors totaled approximately $524,000.

Impact of COVID-19

The COVID-19 pandemic has impacted and may further impact the Company’s operations, and the operations of the Company’s suppliers and vendors, as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic will continue to impact the Company’s business, financial condition and results of operations will depend on future developments, which are highly uncertain and depend on, among other things, the duration, spread, severity, and impact of the COVID-19 pandemic and the success and speed of vaccination efforts both in the United States and globally, the effects of the COVID-19 pandemic on the Company’s customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. Therefore, the Company cannot reasonably estimate future impacts of the COVID-19 pandemic at this time.

Uncertain Tax Matters

The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid; however, these liabilities may need to be adjusted as new information becomes known and as tax examinations continue to progress, or as settlements or litigations occur.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that we have not yet adopted that we believe will have a material effect on our financial statements.

NOTE 2. LIQUIDITY

We believe that our cash generated from operations and our borrowing capacity under our current credit facility will be sufficient to fund our operations for the next 12 months. To enhance liquidity, our operational and financial strategies include managing our operating costs, accelerating collections of international receivables, and reducing working capital requirements and restructuring our debt. If we are unable to do this, we may not be able to, among other things, (i) maintain our revised general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. COVID-19 has also led to a significant disruption in the equity and debt capital markets, which could hinder our ability to raise new capital or obtain financing on acceptable terms. We cannot provide any assurance that financing will be available to us in the future on acceptable terms, if at all.

In 2020, the Company filed a Form S-3 Shelf Registration that will allow the Company to offer and sell, from time to time, up to $20,000,000 of securities. We believe maintaining an active Shelf Registration provides additional financial flexibility to access the capital markets. However, there is no assurance that such financings could be consummated on acceptable terms or at all.

Also in 2020, the Company received notification from the NYSE American to the Company indicating that, as a result of the Company’s stockholders’ equity of $4.7 million as of September 30, 2020, and reported losses for each of the last five fiscal years, the Company was not in compliance with the stockholders’ equity standards for continued listing on the NYSE American. On January 28, 2021, the Company received notice that the NYSE American had accepted the Company’s plan that was submitted on December 18, 2020, to regain compliance with the continued listing standards of the NYSE American. The Company has been granted a plan period through May 18, 2022 to regain compliance.

NYSE American Regulations staff will review the Company periodically for compliance with the initiatives outlined in the plan. If the Company is not in compliance with the continued listing standards by May 18, 2022 or if the Company does not make progress consistent with the plan during the plan period, NYSE Regulation staff may initiate delisting proceedings as appropriate.

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

Disaggregation of Revenue

Approximately 86% of our revenue is from North America and approximately 14% is from the Middle East for the three months ended March 31, 2021. For the three months ended March 31, 2020, approximately 85% of our revenue was from North America and approximately 15% was from the Middle East.

Revenue disaggregated by revenue source are as follows:

	Three months ended March 31,
	2021	2020

Tool Revenue:
Tool and product sales	$495,000	$990,734
Tool rental	336,453	777,253
Other related revenue	832,310	1,844,931
Total Tool Revenue	1,663,763	3,612,918

Contract Services	760,890	1,744,845

Total Revenue	$2,424,653	$5,357,763

Contract Costs

We do not incur any material costs of obtaining contracts.

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under Topic 606.

NOTE 4. INVENTORIES

Inventories are comprised of the following:

	March 31, 2021	December 31, 2020
Raw material	$734,215	$733,734
Work in progress	99,261	50,631
Finished goods	162,607	235,643
	$996,083	$1,020,008

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	March 31, 2021	December 31, 2020
Land	$880,416	$880,416
Buildings	4,764,441	4,764,441
Building improvements	755,039	755,039
Machinery and equipment	11,373,601	11,298,642
Office equipment, fixtures and software	628,358	628,358
Transportation assets	265,760	265,760
	18,667,615	18,592,656
Accumulated depreciation	(11,455,967)	(11,057,558)
	$7,211,648	$7,535,098

In 2019, the Company decided to sell the Company airplane and related hangar and reported the assets as assets held for sale on our balance sheet at their carrying value, which is lower than the expected fair value less costs to sell. The Company sold the airplane for a gain of approximately $142,000 in February 2020 and the Company sold the hangar for a gain of $10,000 in March 2021.

Depreciation expense related to property, plant and equipment for the three months ended March 31, 2021 and 2020 was $398,408 and $469,098, respectively. The increase in machinery and equipment was mostly the result of the Company’s increased rental tool fleet for the Middle East operations.

NOTE 6. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	March 31, 2021	December 31, 2020
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(14,372,222)	(14,080,556)
	$527,778	$819,444

Amortization expense related to intangible assets was $291,666 for the three months ended March 31, 2021 and 2020.

NOTE 7. RELATED PARTY NOTE RECEIVABLE

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco Energy Corporation (“Tronco”), a party related to us through common control, in order to take over the legal position as Tronco’ s senior secured lender. Tronco is an entity owned by Troy and Annette Meier. Effective August 2017, the Company fully reserved the related party note receivable of $6,979,043, which reduced the related party note receivable balance to $0. The Company continues to hold the 8,267,860 shares of the Company’s common stock as collateral. The Company will record a recovery of the loan if and when consideration or payments of the loan are made in the future. On July 7, 2020, the Company entered into an amended and restated loan agreement and note with Tronco changing the payment terms on the note. As amended, the interest rate on the note is fixed at 2% per annum. Interest only is due December 31, 2021, with a balloon payment of all unpaid interest and principal due upon maturity on December 31, 2022.

NOTE 8. LONG-TERM DEBT

Long-term debt is comprised of the following:

	March 31, 2021	December 31, 2020
Hard Rock Note	$1,500,000	$1,500,000
Credit Agreement	1,002,749	825,366
Machinery loans	440,716	466,448
Transportation loans	49,305	56,572
	2,992,770	2,848,386
Less:
Current portion	(1,651,283)	(1,397,337)
Long-term debt, net	$1,341,487	$1,451,049

Hard Rock Note

In 2014, the Company purchased all of the interests of Hard Rock Solutions, LLC (“Hard Rock”). Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”). The Hard Rock Note and subsequent amendments are secured by all of the patents, patents pending, other patent rights, and trademarks transferred to Hard Rock.

The Hard Rock Note has a remaining balance of $1,500,000 as of March 31, 2021, accrues interest at 8.00% per annum and is due in full by October 5, 2022. Under the amended terms of the Hard Rock Note, we are required to make the following payments: accrued interest on January 5, April 5, July 5 and October 5 in 2021 and 2022; plus $750,000 in principal on July 5, 2021 with the remaining balance of principal and accrued interest on the Hard Rock Note due on October 5, 2022. In January and April 2021, the Company made interest payments of $30,247 and $29,589, respectively.

Credit Agreement

In February 2019, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Austin Financial Services, Inc. (“AFS”). The Credit Agreement provides a $4,500,000 credit facility, which includes a $1,000,000 term loan (the “Term Loan”) and a $3,500,000 revolver (the “Revolving Loan”). As of March 31, 2021, we had $583,330 outstanding on the Term Loan and $454,925 outstanding on the Revolving Loan. Amounts outstanding under the Revolving Loan at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect (less a dilution reserve as determined by AFS in its sole good faith discretion), plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. Amounts outstanding on the Revolving Loan as of March 31, 2021, may not exceed $456,428, which is based on a calculation applying 85% of accounts receivable and 50% of inventory. A collateral management fee is payable monthly on the used portion of the Revolving Loan and Term Loan. Even if our borrowings are less than $1,000,000, we still pay interest as if we had borrowed $1,000,000. At March 31, 2021, we had approximately $10,000 of accrued interest.

The Credit Agreement contains various restrictive covenants that, among other things, limit or restrict the ability of the Company to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; make investments; engage in mergers, acquisitions and dispositions; make optional prepayments of other indebtedness; engage in transactions with affiliates; and enter into restrictive agreements. The Credit Agreement does not include any financial covenants. If an event of default occurs, the lenders are entitled to accelerate the advances made thereunder and exercise rights against the collateral. Borrowing under the Revolving Loan is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause. At March 31, 2021, we were in compliance with the covenants in the Credit Agreement.

The interest rate for the Term Loan and the Revolving Loan is prime plus 2%. At March 31, 2021, the interest rate for the Term Loan was 8.85%, which includes a 3.6% management fee rate. The effective interest rate for the Revolving Loan for the quarter ending March 31, 2021 was 9.56%. The obligations of the Company under the Credit Agreement are secured by a security interest in substantially all of the tangible and intangible assets of the Company, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment, intellectual property, or aircraft. The Credit Agreement matures on February 20, 2023, subject to early termination pursuant to the terms of the agreement or extension as may be agreed by the parties.

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

The financing obligation is summarized below:

	March 31, 2021	December 31, 2020
Finance obligations for sale-leaseback transactions	$4,220,883	$4,239,952
Current principal portion of finance obligation	(59,420)	(61,691)
Non-current portion of finance obligation	$4,161,463	$4,178,261

NOTE 10. TOTAL EQUITY

A summary of changes in total equity for the three months ended March 31, 2021 and 2020 is presented below:

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2020	25,762,342	$25,762	$40,619,620	$(36,421,707)	$4,223,675
Stock-based compensation expense	-	-	167,472	-	167,472
Net loss	-	-	-	(1,101,793)	(1,101,793)
Balance - March 31, 2021	25,762,342	$25,762	$40,787,092	$(37,523,500)	$3,289,354

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2019	25,418,126	$25,418	$40,069,391	$(32,991,833)	$7,102,976
Stock-based compensation expense	-	-	106,996	-	106,996
Net income	-	-	-	198,046	198,046
Balance - March 31, 2020	25,418,126	$25,418	$40,176,387	$(32,793,787)	$7,408,018

NOTE 11. GEOGRAPHICAL OPERATIONS INFORMATION

The following summarizes revenue by geographic location:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Revenue:
North America	$2,092,200	$4,580,510
Middle East	332,453	777,253
	$2,424,653	$5,357,763

The following summarizes net property, plant and equipment by geographic location:

	March 31, 2021	December 31, 2020
Property, plant and equipment, net:
North America	$5,975,625	$6,008,431
Middle East	1,236,023	1,526,667
	$7,211,648	$7,535,098

NOTE 12. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana Lafayette Division asserting Stabil Drill Specialties, LLC (“Stabil Drill”) infringed on our patent that covers the Company’s well bore conditioning tool, the Drill-N-Ream. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. Additionally, on May 20, 2019, Extreme Technologies, LLC sued Short Bit & Tool Co. and Lot William Short, Jr. (“Defendants”) in the Northern District of Texas - Dallas Division. Extreme sued for patent infringement based on the same patents discussed in the Stabil Drill litigation. On December 23, 2019, the Court stayed Extreme’s patent infringement claim against Defendants pending resolution of the Southern District of Texas Stabil Drill case. The court ordered the Company to serve discovery requests upon Stabil Drill and gave Stabil Drill deadlines to respond and produce documents and permit product inspection. Stabil Drill filed a motion for summary judgement and the Company responded and cross-moved for patent infringement. The parties are awaiting the judge’s decision. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which may result in a delay in the resolution of this litigation. Superior Energy Services announced on February 2, 2021 that it successfully completed its financial restructuring and emerged from Chapter 11 bankruptcy. We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of March 31, 2021, and our results of operations for the three months ended March 31, 2021 and 2020. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the years ended December 31, 2020 and 2019, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”).

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

Forward - Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of the Company. You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. These forward-looking statements include the following types of information and statements as they relate to the Company:

●	future operations, financial results, business plans, cash flow and cash requirements;

●	scheduled, budgeted and other future capital expenditures;

●	working capital requirements;

●	the availability of expected sources of liquidity;

●	the introduction into the market of the Company’s future products;

●	the market for the Company’s existing and future products;

●	the opportunity to diversify the markets served by the Company or products provided within the existing oil and gas industry as a result of receiving the ISO-9001 certification;

●	the Company’s ability to develop new applications for its technologies;

●	the exploration, development and production activities of the Company’s customers;

●	compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings;

●	effects of potential legal proceedings; and

●	changes in customers’ future product and service requirements that may not be cost effective or within the Company’s capabilities.

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

While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and the following:

●	the continued impact of COVID-19 on domestic and global economic conditions and the future impact of such conditions on the oil and gas industry and the demand for our services;

●	the volatility of oil and natural gas prices;

●	the cyclical nature of the oil and gas industry;

●	availability of financing, flexibility in restructuring existing debt and access to capital markets;

●	our reliance on significant customers;

●	consolidation within our customers’ industries;

●	competitive products and pricing pressures;

●	our ability to develop and commercialize new and/or innovative drilling and completion tool technologies;

●	our ability to diversify products/services provided to customers and markets in which we operate;

●	fluctuations in our operating results;

●	our dependence on key personnel;

●	costs of raw materials;

●	our dependence on third party suppliers;

●	unforeseen risks in our manufacturing processes;

●	the need for skilled workers;

●	our ability to successfully manage our growth strategy;

●	unanticipated risks associated with, and our ability to integrate, acquisitions;

●	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

●	the potential impact of major health crises on our business and results of operations;

●	terrorist threats or acts, war and civil disturbances;

●	our ability to protect our intellectual property;

●	impact of environmental matters, including future environmental regulations;

●	implementing and complying with safety policies;

●	breaches of security in our information systems and other cybersecurity risks;

●	related party transactions with our founders; and

●	risks associated with our common stock.

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

Recent Developments and Trends

The COVID-19 pandemic adversely impacted our business and operations in 2020 and into 2021. The significant decline in oil demand due to COVID-19 coupled with a global over supply of oil drove down oil prices. This resulted in our customers significantly reducing capital expenditures in 2020. The COVID-19 pandemic has impacted and may further impact our operations, and the operations of our suppliers and vendors, as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic will continue to impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain and depend on, among other things, the duration, spread, severity, and impact of the COVID-19 pandemic and the success and speed of vaccination efforts both in the United States and globally, the effects of the COVID-19 pandemic on our customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. Therefore, we cannot reasonably estimate future impacts of the COVID-19 pandemic at this time.

As we look at 2021, we are cautiously optimistic that the global economy and oil demand will recover from the impact of the global pandemic. As vaccine rollouts ramp up around the world, we expect rising oil and gas demand combined with continued discipline from the Organization of Petroleum Exporting Countries (OPEC) plus and publicly-traded operators to re-balance inventories. This should be supportive of higher oil prices and solid operating cash flows across the industry.

The total U.S. rig count as reported by Baker Hughes as of April 23, 2021 was 438 rigs, a decrease of 290 rigs from the rig count as of March 27, 2020 but an increase of 87 rigs from the rig count as of December 31, 2020. We expect North American onshore activity to continue to improve in 2021 compared with the second half of 2020.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

The following table represents summary consolidated operating results for the periods indicated:

	Three-Months Ended March 31,
(in thousands)	2021		2020
Tool revenue	1,664	69%	3,613	67%
Contract services	761	31%	1,745	33%
Revenue	$2,425	100%	$5,358	100%
Operating costs and expenses	3,381	139%	5,093	95%
Income (loss) from operations	(956)	(39)%	265	5%
Other expense	(128)	(5)%	(60)	(1)%
Income tax expense	(17)	(1)%	(6)	0%
Net income (loss)	$(1,101)	(45)%	$198	4%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below. Comparisons are to the prior-year period unless stated otherwise.

Revenue. Our revenue decreased approximately $2,933,000 or 55%. The reduction was driven primarily by the global recession created by the COVID-19 pandemic and its resultant impact on the oil and gas industry. The Company’s U.S. revenue declined 54% due to reduced PDC drill bit and blade repair and reduced DNR tool sales reflecting depressed drilling activity in the U.S. compared with pre-pandemic levels. The contraction in the oil and gas industry impacted contract services revenue which declined approximately $984,000 or 56% to $761,000. Tool revenue was $1,664,0000, down 54%, or $1,949,000, from the prior-year period. International revenue declined $445,000 or 57% from the prior period to $332,000.

Operating Costs and Expenses. Total operating costs and expenses decreased approximately $1,712,000 for the March 31, 2021 three-month period.

●	Cost of revenue decreased approximately $1,139,000 due to lower volume and reduced costs resulting from the Company’s reduction in force implemented throughout 2020. As a percentage of revenue, cost of revenue was 49% and 43% of revenue for the three months ended March 31, 2021 and 2020, respectively.

●	Selling, general and administrative expenses decreased approximately $502,000 to $1,516,000 and was 63% of revenue compared with 38% in the prior-year period. The decline in expenses was due to cost reduction measures implemented by us in 2020 in response to the significant reduction in our revenue related to market conditions, driven by COVID-19. Cost reductions included lower headcount and the deferral of new product development.

●	Depreciation and amortization expense decreased approximately $71,000, or 9%, to $690,000.

Other Expense. Other expense primarily consists of interest expense, interest income, and gain/loss on disposition of assets.

●	Interest expense for the three months ended March 31, 2021 and 2020 was approximately $138,000 and $177,000, respectively. The decrease was the result of lower debt balances.

●	The Company sold its airplane hangar in March 2021 for a gain of $10,000. The Company sold its airplane in February 2020 for a gain of approximately $142,000.

Income Tax Expense. The increase in income tax expense from the prior year is due to increase in income in foreign jurisdictions.

Liquidity and Capital Resources

At March 31, 2021, we had working capital of approximately $915,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include managing our operating costs and capital spending to match revenue trends, accelerating collections of international receivables, and managing our working capital and debt to enhance liquidity. We will continue to work to grow revenue and manage costs to minimize negative net cash flow in 2021. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

In addition, the significant decline in demand for oil due to the impacts of COVID-19 on the global economy, the instability of oil prices caused by geopolitical issues and over supply have resulted in the announcements by our customers and end users of our tools and technology of significant reductions to their capital expenditure budgets. Our expectation is that demand for our products and services will continue to be impacted in 2021 and potentially beyond; however, we are currently unable to estimate the full impact to our business, how long this significant drop in demand will last or the depth of the decline. We have minimal planned capital expenditures for 2021 of $1,700,000 and we will further defer investment in new technology development, including our Strider technology.

The Hard Rock Note had a remaining balance of $1,500,000 as of March 31, 2021. It accrues interest at 8.00% per annum and is due in full by October 5, 2022. Under the amended terms of the Hard Rock Note, we are required to make the following payments: accrued interest on January 5, April 5, July 5 and October 5 in 2021 and 2022; plus $750,000 in principal on July 5, 2021 with the remaining balance of principal and accrued interest on the Hard Rock Note due on October 5, 2022. In January and April 2021, the Company made interest payments of $30,247 and $29,589, respectively.

Our Credit Agreement is comprised of $1,000,000 Term Loan and $3,500,000 Revolving Loan. As of March 31, 2021, we had $583,330 outstanding on the Term Loan and $454,925 outstanding on the Revolving Loan. Amounts outstanding under the Revolving Loan at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect (less a dilution reserve as determined by AFS in its sole good faith discretion), plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. Amounts outstanding on the Revolving Loan as of March 31, 2021, may not exceed $456,428, which is based on a calculation applying 85% of accounts receivable and 50% of inventory. A collateral management fee is payable monthly on the used portion of the Revolving Loan and Term Loan. If our borrowings are less than $1,000,000, we still pay interest as if we had borrowed $1,000,000. At March 31, 2021, we had approximately $10,000 of accrued interest.

The interest rate for the Term Loan and the Revolving Loan is prime plus 2%. At March 31, 2021, the interest rate for the Term Loan was 8.85%, which includes a 3.6% management fee rate. The effective interest rate for the Revolving Loan for the quarter ending March 31, 2021 was 9.56%. The obligations of the Company under the agreement are secured by a security interest in substantially all of the tangible and intangible assets of the Company, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment, intellectual property, or aircraft. The Credit Agreement matures on February 20, 2023.

Cash Flows

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Net cash provided by operating activities was approximately $139,000 and $2,182,000 for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, the Company had approximately $1,102,000 of net loss, approximately $688,000 increase in accounts payable and accrued expenses, depreciation and amortization expense of approximately $690,000, which were offset by approximately $256,000 decrease in accounts receivable. For the three months ended March 31, 2020, the Company had approximately $198,000 of net income, approximately $625,000 increase in accounts receivable, approximately $660,000 increase in accounts payable and depreciation and amortization expense of approximately $761,000.

Net cash provided by investing activities was approximately $41,000 for the three months ended March 31, 2021 as a result of the proceeds from the sale of the Company’s airplane hangar. Net cash provided by investing activities was approximately $80,000 for the three months ended March 31, 2020 and related to the sale of the Company’s airplane, which was offset by property, plant and equipment purchases for tools to support the expansion in the Middle East.

Net cash provided by financing activities was approximately $121,000 for the three months ended March 31, 2021. Net cash used in financing activities was approximately $130,000 for the three months ended March 31, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

PART II

Item 1. Legal Proceedings

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana Lafayette Division asserting Stabil Drill Specialties, LLC (“Stabil Drill”) infringed on our patent that covers the Company’s well bore conditioning tool, the Drill-N-Ream. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. Additionally, on May 20, 2019, Extreme Technologies, LLC sued Short Bit & Tool Co. and Lot William Short, Jr. (“Defendants”) in the Northern District of Texas - Dallas Division. Extreme sued for patent infringement based on the same patents discussed in the Stabil Drill litigation. On December 23, 2019, the Court stayed Extreme’s patent infringement claim against Defendants pending resolution of the Southern District of Texas Stabil Drill case. The court ordered the Company to serve discovery requests upon Stabil Drill and gave Stabil Drill deadlines to respond and produce documents and permit product inspection. Stabil Drill filed a motion for summary judgement and the Company responded and cross-moved for patent infringement. The parties are awaiting the judge’s decision. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which may result in a delay in the resolution of this litigation. Superior Energy Services announced on February 2, 2021 that it successfully completed its financial restructuring and emerged from Chapter 11 bankruptcy. We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

Item 1A. Risk Factors

As of the date of this filing, the Company remains subject to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our 2020 Annual Report on Form 10-K. The risk factors below updates or expands upon those risk factors.

We may be unable to maintain adequate liquidity and make payments on our debt.

At March 31, 2021, we had working capital of approximately $915,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and debt to enhance liquidity.

While we believe that our cash generated from operations and our borrowing capacity under our current credit facility will be sufficient to fund our operations for 2021, our operational and financial strategies include managing our operating costs, working capital and debt to enhance liquidity. We will continue to work to grow revenue and review additional cost containment measures in order to be cash flow positive in 2021. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

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

Our Credit Agreement is comprised of $1,000,000 Term Loan and $3,500,000 Revolving Loan. As of March 31, 2021, we had $583,330 outstanding on the Term Loan and $454,925 outstanding on the Revolving Loan. If we are unable to make required payments under the Credit Agreement, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, unless we are able to obtain, on a timely basis, a necessary waiver or amendment. Any waiver or amendment may require us to revise the terms of the Credit Agreement which could increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of our operations. Upon the occurrence of any event of default that is not waived, the lenders could elect to exercise any of their available remedies, which include the right to not lend any additional amounts or, in the event we have outstanding indebtedness under the Credit Agreement, to declare any outstanding indebtedness, together which any accrued interest and other fees, to be immediately due and payable. If we are unable to repay the outstanding indebtedness, if any, under the Credit Agreement when due, the lenders would be permitted to proceed against their collateral, and this could have a material adverse effect on our business and financial condition.

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

We are required to make a payment on the Hard Rock Note of $750,000 (plus accrued interest) in 2021. In addition, we are required to make monthly payments of approximately $46,000 on our other indebtedness.

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

SUPERIOR DRILLING PRODUCTS, INC.

May 12, 2021	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer
(Principal Executive Officer)

May 12, 2021	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

