Form 10-Q
period 2021-06-30
Superior Drilling Products, Inc.
filed 2021-08-13
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 25,762,342 shares of common stock, $0.001 par value, issued and outstanding as of August 12, 2021.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED June 30, 2021

PART I - FINANCIAL INFORMATION.

Item 1. Financial Statements

Superior Drilling Products, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash	$2,689,113	$1,961,441
Accounts receivable, net	1,930,402	1,345,622
Prepaid expenses	392,138	90,269
Inventories	1,060,233	1,020,008
Asset held for sale	-	40,000
Other current assets	42,751	40,620
Total current assets	6,114,637	4,497,960
Property, plant and equipment, net	6,814,895	7,535,098
Intangible assets, net	319,444	819,444
Right of use assets	47,747	99,831
Other noncurrent assets	64,304	87,490
Total assets	$13,361,027	$13,039,823
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$597,643	$430,014
Accrued expenses	1,801,476	1,091,519
Income tax payable	138,595	106,446
Current portion of operating lease liability	29,803	79,313
Current portion of financial obligation	61,504	61,691
Current portion of long-term debt, net of discounts	1,948,191	1,397,337
Total current liabilities	4,577,212	3,166,320
Operating lease liability	17,944	20,518
Long-term financial obligation, less current portion	4,145,726	4,178,261
Long-term debt, less current portion, net of discounts	1,230,539	1,451,049
Total liabilities	9,971,421	8,816,148
Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 25,762,342 shares issued and outstanding	25,762	25,762
Additional paid-in-capital	40,954,125	40,619,620
Accumulated deficit	(37,590,281)	(36,421,707)
Total shareholders’ equity	3,389,606	4,223,675
Total liabilities and shareholders’ equity	$13,361,027	$13,039,823

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Revenue
Tool revenue	$2,273,464	$1,343,432	$3,937,227	$4,956,350
Contract services	1,125,645	680,956	1,886,534	2,425,801

Total Revenue	3,399,109	2,024,388	5,823,761	7,382,151

Operating costs and expenses
Cost of revenue	1,224,179	1,099,553	2,399,772	3,414,061
Selling, general and administrative expenses	1,473,081	1,340,213	2,988,670	3,358,112
Depreciation and amortization expense	585,504	680,375	1,275,577	1,441,139

Total operating costs and expenses	3,282,764	3,120,141	6,664,019	8,213,312

Operating income (loss)	116,345	(1,095,753)	(840,258)	(831,161)

Other income (expense)
Interest income	50	942	98	5,630
Interest expense	(145,521)	(146,470)	(283,577)	(323,728)
Impairment on asset held for sale	-	-	-	(30,000)
Gain (loss) on disposition of assets, net	(11,187)	-	(1,187)	142,234
Total other expense	(156,658)	(145,528)	(284,666)	(205,864)

Loss before income taxes	(40,313)	(1,241,281)	(1,124,924)	(1,037,025)
Income tax expense	(26,468)	(225)	(43,649)	(6,435)

Net loss	$(66,781)	$(1,241,506)	$(1,168,573)	$(1,043,460)

Basic loss earnings per common share	$(0.00)	$(0.05)	$(0.05)	$(0.04)
Basic weighted average common shares outstanding	25,762,342	25,434,593	25,762,342	25,426,360
Diluted loss per common share	$(0.00)	$(0.05)	$(0.05)	$(0.04)
Diluted weighted average common shares outstanding	25,762,342	25,434,593	25,762,342	25,426,360

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2020	25,762,342	$25,762	$40,619,620	$(36,421,707)	$4,223,675

Stock-based compensation expense	-	-	167,472	-	167,472
Net loss	-	-	-	(1,101,793)	(1,101,793)

Balance – March 31, 2021	25,762,342	$25,762	$40,787,092	$(37,523,500)	$3,289,354

Stock-based compensation expense	-	-	167,033	-	167,033
Net loss	-	-	-	(66,781)	(66,781)

Balance – June 30, 2021	25,762,342	$25,762	$40,954,125	$(37,590,281)	$3,389,606
Balance - December 31, 2019	25,418,126	$25,418	$40,069,391	$(32,991,833)	$7,102,976

Stock-based compensation expense	-	-	106,996	-	106,996
Net income	-	-	-	198,046	198,046

Balance – March 31, 2020	25,418,126	$25,418	$40,176,387	$(32,793,787)	$7,408,018

Stock-based compensation expense	16,650	17	104,988	-	105,005
Net loss	-	-	-	(1,241,506)	(1,241,506)

Balance – June 30, 2020	25,434,776	$25,435	$40,281,375	$(34,035,293)	$6,271,517

The accompanying notes are an integral part of these consolidated financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(1,168,573)	$(1,043,460)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization expense	1,275,575	1,441,139
Share based compensation expense	334,505	212,001
Impairment on asset held for sale	-	30,000
(Gain) loss on disposition of assets, net	1,187	(142,234)
Amortization of deferred loan costs	9,262	9,263
Changes in operating assets and liabilities:
Accounts receivable	(584,780)	2,435,735
Inventories	(95,846)	(860,431)
Prepaid expenses and other noncurrent assets	(280,814)	314,868
Accounts payable and accrued expenses	877,585	(230,959)
Income tax payable	32,149	6,335
Other long-term liabilities	-	(61,421)
Net Cash From Operating Activities	400,250	2,110,836
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(10,940)	(90,132)
Proceeds from sale of fixed assets	50,000	117,833
Net Cash From Investing Activities	39,060	27,701
Cash Flows From Financing Activities
Principal payments on debt	(266,719)	(1,953,673)
Proceeds received from debt borrowings	-	964,120
Payments on revolving loan	(513,897)	(842,880)
Proceeds received on revolving loan	1,068,978	1,009,822
Net Cash From Financing Activities	288,362	(822,611)
Net Change in Cash	727,672	1,315,926
Cash at Beginning of Period	1,961,441	1,217,014
Cash at End of Period	$2,689,113	$2,532,940
Supplemental information:
Cash paid for Interest	$270,492	$340,027
Inventory converted to property, plant and equipment	$65,720	$482,282
Reduction of debt with sale of asset	$-	$211,667

The accompanying notes are an integral part of these consolidated condensed financial statements.

Superior Drilling Products, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2021

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Superior Drilling Products, Inc. (the “Company”, “SDPI”, “we”, “our” or “us”) is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling industry. Our headquarters and manufacturing operations are located in Vernal, Utah. Our drilling solutions include the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool”) and the patented Strider™ Drill String Oscillation System technology (“Strider technology” or “Strider”). In addition, the Company is a manufacturer and refurbisher of PDC (polycrystalline diamond compact) drill bits and other tools for a leading oil field services company and other customers including other oil field service companies and operators. We operate a state-of-the-art drill tool fabrication facility, where we manufacture solutions for the drilling industry, as well as customers’ custom products for other applications.

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

Unaudited Interim Financial Presentation

These interim consolidated condensed financial statements for the three and six months ended June 30, 2021 and 2020, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited interim financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations expected for the year ended December 31, 2021. These interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2020 and 2019 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”).

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

Concentrations of Credit Risk

The Company has two significant customers that represented 87% and 83% of our revenue for the six months ended June 30, 2021 and 2020, respectively. These customers had approximately $1,229,000 and $426,000 in accounts receivable at June 30, 2021 and 2020, respectively.

The Company had two vendors that represented 12% of our purchases for the six months ended June 30, 2021. These vendors had approximately $88,000 in accounts payable at June 30, 2021 and purchases in the six months of 2021 from these vendors totaled approximately $377,000. The Company had one vendor that represented 15% of our purchases for the six months ended June 30, 2020. This vendor had approximately $187,000 in accounts payable at June 30, 2020 and purchases in the six months ended June 30, 2020 from this vendor totaled approximately $498,000.

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

Reclassifications

Certain prior year amounts have been reclassified to the balance sheet to conform to the current year presentation. The reclassifications were within accounts payable and income tax payable and did not impact net income.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that we have not yet adopted that we believe will have a material effect on our financial statements.

NOTE 2. LIQUIDITY

We believe that our cash on hand, cash generated from operations and our borrowing capacity under our current credit facility will be sufficient to fund our operations for the next 12 months. To enhance liquidity, our operational and financial strategies include managing our operating costs, accelerating collections of international receivables, and reducing working capital requirements. If we are unable to do this, we may not be able to, among other things, (i) maintain our revised general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. COVID-19 has also led to a significant disruption in the equity and debt capital markets, which could hinder our ability to raise new capital or obtain financing on acceptable terms. We cannot provide any assurance that financing will be available to us in the future on acceptable terms, if at all.

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

NYSE American Regulations staff will review the Company periodically for compliance with the initiatives outlined in the plan. If the Company is not in compliance with the continued listing standards by May 18, 2022 or if the Company does not make progress consistent with the plan during the plan period, NYSE Regulation staff may initiate delisting proceedings as appropriate. The Company’s first quarterly plan update was submitted to the NYSE American in April 2021 and was subsequently approved by the NYSE compliance committee on May 21, 2021. The Company will submit the next quarterly plan update by August 16, 2021.

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

Disaggregation of Revenue

Approximately 86% of our revenue is from North America and approximately 14% is from the Middle East for the six months ended June 30, 2021. For the six months ended June 30, 2020, approximately 85% of our revenue was from North America and approximately 15% was from the Middle East.

Revenue disaggregated by revenue source are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Tool Revenue:
Tool and product sales	660,000	209,714	$1,155,000	$851,520
Tool rental	460,453	160,991	796,906	1,287,172
Other related revenue	1,153,011	972,727	1,985,321	2,817,658
Total Tool Revenue	2,273,464	1,343,432	3,937,227	4,956,350

Contract Services	1,125,645	680,956	1,886,534	2,425,801

Total Revenue	$3,399,109	$2,024,388	$5,823,761	$7,382,151

Contract Costs

We do not incur any material costs of obtaining contracts.

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under Topic 606.

NOTE 4. INVENTORIES

Inventories are comprised of the following:

	June 30, 2021	December 31, 2020
Raw material	$760,189	$733,734
Work in progress	114,164	50,631
Finished goods	185,880	235,643
	$1,060,233	$1,020,008

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	June 30, 2021	December 31, 2020
Land	$880,416	$880,416
Buildings	4,764,441	4,764,441
Building improvements	755,039	755,039
Machinery and equipment	11,347,439	11,298,642
Office equipment, fixtures and software	628,358	628,358
Transportation assets	265,760	265,760
	18,641,453	18,592,656
Accumulated depreciation	(11,826,558)	(11,057,558)
	$6,814,895	$7,535,098

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

Depreciation expense related to property, plant and equipment for the three and six months ended June 30, 2021 was $377,171 and $775,577, respectively and for the three and six months ended June 30, 2020 was $388,708 and $857,806, respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	June 30, 2021	December 31, 2020
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(14,580,556)	(14,080,556)
	$319,444	$819,444

Amortization expense related to intangible assets for the three and six months ended June 30, 2021 was $208,333 and $500,000, respectively, and for the three and six months ended June 30, 2020 was $291,667 and $583,333, respectively.

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

NOTE 8. LONG-TERM DEBT

Long-term debt is comprised of the following:

	June 30, 2021	December 31, 2020
Hard Rock Note	$1,500,000	$1,500,000
Credit Agreement	1,223,041	825,366
Machinery loans	413,700	466,448
Transportation loans	41,989	56,572
	3,178,730	2,848,386
Less:
Current portion	(1,948,191)	(1,397,337)
Long-term debt, net	$1,230,539	$1,451,049

Hard Rock Note

In 2014, the Company purchased all of the interests of Hard Rock Solutions, LLC (“Hard Rock”). Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”). The Hard Rock Note and subsequent amendments are secured by all of the patents, patents pending, other patent rights, and trademarks transferred to Hard Rock.

The Hard Rock Note has a remaining balance of $1,500,000 as of June 30, 2021, accrues interest at 8.00% per annum and is due in full by October 5, 2022. Under the amended terms of the Hard Rock Note, we are required to make the following additional payments: accrued interest on July 5 and October 5 in 2021 and January 5, April 5, July 5 and October 5 in 2022; with the remaining balance of principal and accrued interest on the Hard Rock Note due on October 5, 2022. For the six months ended June 30, 2021, the Company has made a total of $59,836 in interest payments related to the Hard Rock Note. In July 2021, the Company made a payment of $779,918 which included a principal payment and accrued interest.

Credit Agreement

In February 2019, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Austin Financial Services, Inc. (“AFS”). The Credit Agreement provides a $4,500,000 credit facility, which includes a $1,000,000 term loan (the “Term Loan”) and a $3,500,000 revolver (the “Revolving Loan”). As of June 30, 2021, we had $499,996 outstanding on the Term Loan and $753,920 outstanding on the Revolving Loan. Amounts outstanding under the Revolving Loan at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect (less a dilution reserve as determined by AFS in its sole good faith discretion), plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. Amounts outstanding on the Revolving Loan as of June 30, 2021, may not exceed $1,000,000, which is based on a calculation applying 85% of accounts receivable and 50% of inventory. A collateral management fee is payable monthly on the used portion of the Revolving Loan and Term Loan. Even if our borrowings are less than $1,000,000, we still pay interest as if we had borrowed $1,000,000. At June 30, 2021, we had approximately $10,000 of accrued interest.

The Credit Agreement contains various restrictive covenants that, among other things, limit or restrict the ability of the Company to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; make investments; engage in mergers, acquisitions and dispositions; make optional prepayments of other indebtedness; engage in transactions with affiliates; and enter into restrictive agreements. The Credit Agreement does not include any financial covenants. If an event of default occurs, the lenders are entitled to accelerate the advances made thereunder and exercise rights against the collateral. Borrowing under the Revolving Loan is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause. At June 30, 2021, we were in compliance with the covenants in the Credit Agreement.

The interest rate for the Term Loan and the Revolving Loan is prime plus 2%. At June 30, 2021, the interest rate for the Term Loan was 8.85%, which includes a 3.6% management fee rate. The effective interest rate for the Revolving Loan for the quarter ending June 30, 2021 was 9.73%. The obligations of the Company under the Credit Agreement are secured by a security interest in substantially all of the tangible and intangible assets of the Company, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment, intellectual property, or aircraft. The Credit Agreement matures on February 20, 2023, subject to early termination pursuant to the terms of the agreement or extension as may be agreed by the parties.

NOTE 9. FINANCING OBLIGATION

On December 7, 2020, the Company entered into a sale agreement (the “Sale Agreement”). Pursuant to the terms of the Sale Agreement, the Company sold land and property related to the Company’s headquarters and manufacturing facility in Vernal, Utah (the “Property”) for a purchase price of $4,448,500. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company will lease back the Property at an annual rate of $311,395 with payments made monthly, subject to annual rent increases of 1.5%. Under the Lease Agreement, the Company has an option to extend the term of the lease and to repurchase the Property. Due to the repurchase option, the Company accounted for the transaction as a financing transaction and not as a sale under ASC Topic 842, Leases.

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

The financing obligation is summarized below:

	June 30, 2021	December 31, 2020
Finance obligations for sale-leaseback transactions	$4,207,230	$4,239,952
Current principal portion of finance obligation	(61,504)	(61,691)
Non-current portion of finance obligation	$4,145,726	$4,178,261

NOTE 10. GEOGRAPHICAL OPERATIONS INFORMATION

The following summarizes revenue by geographic location:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenue:
North America	$2,941,056	$1,688,933	$5,033,255	$6,269,443
Middle East	$458,053	$335,455	$790,506	$1,112,708
	$3,399,109	$2,024,388	$5,823,761	$7,382,151

The following summarizes net property, plant and equipment by geographic location:

	June 30, 2021	December 31, 2020
Property, plant and equipment, net:
North America	$5,782,711	$6,008,431
Middle East	1,032,185	1,526,667
	$6,814,895	$7,535,098

NOTE 11. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana Lafayette Division asserting Stabil Drill Specialties, LLC (“Stabil Drill”) infringed on our patent that covers the Company’s well bore conditioning tool, the Drill-N-Ream. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. Additionally, on May 20, 2019, Extreme Technologies, LLC sued Short Bit & Tool Co. and Lot William Short, Jr. (“Defendants”) in the Northern District of Texas - Dallas Division. Extreme sued for patent infringement based on the same patents discussed in the Stabil Drill litigation. On December 23, 2019, the Court stayed Extreme’s patent infringement claim against Defendants pending resolution of the Southern District of Texas Stabil Drill case. The court ordered the Company to serve discovery requests upon Stabil Drill and gave Stabil Drill deadlines to respond and produce documents and permit product inspection. Stabil Drill filed a motion for summary judgement for non-infringement. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which resulted in a brief, automatic stay of the litigation. Superior Energy Services announced on February 2, 2021 that it successfully completed its financial restructuring and emerged from Chapter 11 bankruptcy. On March 9, 2021, the Court lifted the automatic bankruptcy stay. On May 12, 2021, the Court denied Stabil Drill’s non-infringement summary judgment motion. The parties are preparing this case for trial and expect a jury trial setting in 2022. We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

NOTE 12. SUBSEQUENT EVENTS

On August 9, 2021, the Board of Directors granted 434,641 restricted stock units to Troy Meier, Chairman and Chief Executive Officer, granted 333,333 restricted stock units to Annette Meier, President and Chief Operating Officer, granted 156,863 restricted stock units to Chris Cashion, Chief Financial Officer, and 98,039 restricted stock units to each of the three independent members of the Board of Directors. In addition, the Board of Directors authorized 325,000 restricted stock units to be granted to employees of the Company other than Mr. and Mrs. Meier and Mr. Cashion. These restricted stock units will vest over three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of June 30, 2021, and our results of operations for the three and six months ended June 30, 2021 and 2020. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the years ended December 31, 2020 and 2019, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”).

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

Recent Developments and Trends

The COVID-19 pandemic has caused and continues to cause disruption to the U.S. and global economies, including the impact of government and company actions to reduce the spread of the virus and consumer behavior in response to the same; and, although the United States and other countries have continued to roll out vaccinations, it is uncertain how quickly and effectively such vaccinations will be distributed or help to control the spread of COVID-19 and its variants. We continue to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business. Although we are unable to predict the impact of the COVID-19 pandemic on our business, results of operations, liquidity or capital resources at this time, we expect we may be negatively affected if the pandemic and related public health measures result in substantial manufacturing or supply chain problems, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, delays in payment, restrictions on the shipment of our products, or other ramifications.

The total U.S. rig count as reported by Baker Hughes as of July 23, 2021 was 491 rigs, an increase of 238 rigs from a year ago, as well as an increase of 140 rigs from the rig count as of December 31, 2020. We expect North American onshore activity to continue to improve in 2021 compared with the second half of 2020.

CONSOLIDATED RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2021Compared with the Three and Six Months Ended June 30, 2020

The following table represents summary consolidated operating results for the periods indicated:

	Three-Months Ended June 30,				Six-Months Ended June 30,
(in thousands)	2021		2020		2021		2020
Tool revenue	2,273	67%	1,343	66%	3,937	68%	4,956	67%
Contract services	1,126	33%	681	34%	1,887	32%	2,426	33%
Revenue	$3,399	100%	$2,024	100%	5,824	100%	7,382	100%
Operating costs and expenses	3,283	97%	3,120	154%	6,664	114%	8,213	111%
Operating income (loss)	116	3%	(1,096)	(54)%	(840)	(14)%	(831)	(11)%
Other expense	(157)	(5)%	(145)	(7)%	(285)	(5)%	(206)	(3)%
Income tax expense	(26)	(1)%	-	-	(44)	(1)%	(6)	(0)%
Net loss	$(67)	(2)%	$(1,241)	(61)%	(1,169)	(20)%	(1,043)	(14)%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below. Comparisons are to the prior-year period unless stated otherwise.

Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020

Revenue. Our revenue increased approximately $1,375,000 or 68%. Tool revenue increased $930,000 or 69% from the prior-year period while contract services increased $445,000 or 65%. The increase in revenue was due to an improvement in market conditions and increased drilling activity that drove higher demand and market share for our Drill-N-Ream tool.

Operating Costs and Expenses. Total operating costs and expenses increased approximately $163,000 for the June 30, 2021 three-month period.

●	Cost of revenue increased approximately $125,000 due to higher volume. As a percentage of revenue, cost of revenue declined to 36% from 54% due to strong operating leverage on higher volume for the three months ended June 30, 2021.

●	Selling, general and administrative expenses increased approximately $133,000 to $1,473,000 and was 43% of revenue compared with 66% in the prior-year period. The increase was related to higher new product research and development expense and higher long-term equity compensation expense, and was offset by a decline in expenses that were due to cost reduction measures implemented by us in 2020 in response to the significant reduction in our revenue related to market conditions, driven by COVID-19.

●	Depreciation and amortization expense decreased approximately $95,000, or 14%, to $586,000. The decrease was primarily a result of fully amortizing a portion of the Company’s intangible assets and fully depreciating manufacturing center equipment.

Other Expense. Other expense primarily consists of interest expense, interest income, and gain/loss on sale of assets.

●	Interest expense for the three months ended June 30, 2021 and 2020 was approximately $145,000 and $146,000, respectively.

●	The Company recorded a loss of approximately $11,000 on assets disposed during the quarter ended June 30, 2021.

Income Tax Expense. The increase in income tax expense from the prior year is due to increase in income in foreign jurisdictions.

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

Revenue. Our revenue decreased approximately $1,558,000 or 21% to $5,824,000. The reduction was driven primarily by the global recession created by the COVID-19 pandemic. While activity and demand have improved in 2021, they are still not back to the pre-pandemic levels. Tool revenue was $3,937,000, down 21% or $1,019,000, from the prior-year period. Contract services decreased approximately $539,000, or 22%, to $1,887,000.

Operating Costs and Expenses. Total operating costs and expenses decreased approximately $1,549,000 for the June 30, 2021 six-month period.

●	Cost of revenue decreased approximately $1,014,000 due to lower volume and reduced costs resulting from the Company’s reduction in force implemented throughout 2020. As a percentage of revenue, cost of revenue was 41% and 46% of revenue for the six months ended June 30, 2021 and 2020, respectively.

●	Selling, general and administrative expenses decreased approximately $369,000 to $2,989,000 and was 51% of revenue compared with 45% in the prior-year period. The decline in expenses was due to cost reduction measures implemented by us in 2020 in response to the significant decline in revenue due to the impact on the oil & gas industry of the global COVID-19 pandemic.

●	Depreciation and amortization expense decreased approximately $166,000, or 12%, to $1,276,000. The decrease was primarily a result of fully amortizing a portion of the Company’s intangible assets and fully depreciating manufacturing center equipment.

Other Expense. Other expense primarily consists of interest expense, interest income, and gain/loss on sale of assets.

●	Interest expense for the six months ended June 30, 2021 and 2020 was approximately $284,000 and $324,000, respectively.

●	The Company recorded a loss of approximately $1,000 on assets disposed during the six months ended June 30, 2021. The Company sold its airplane in February 2020 for a gain of approximately $142,000.

Income Tax Expense. The increase in income tax expense from the prior year is due to increase in income in foreign jurisdictions.

Liquidity and Capital Resources

At June 30, 2021, we had working capital of approximately $1,500,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include managing our operating costs and capital spending to match revenue trends, accelerating collections of international receivables, and managing our working capital and debt to enhance liquidity. We will continue to work to grow revenue and manage costs to minimize negative net cash flow in 2021. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

In addition, the significant decline in demand for oil due to the impacts of COVID-19 on the global economy, the instability of oil prices caused by geopolitical issues and over supply have resulted in the announcements by our customers and end users of our tools and technology of significant reductions to their capital expenditure budgets. Our expectation is that demand for our products and services may continue to be impacted in 2021 and potentially beyond; however, we are currently unable to estimate the full impact to our business, how long this significant drop in demand will last or the depth of the decline. We have minimal planned capital expenditures for 2021 of $1,200,000 and we will further defer investment in new technology development, including our Strider technology.

The Hard Rock Note had a remaining balance of $1,500,000 as of June 30, 2021. It accrues interest at 8.00% per annum and is due in full by October 5, 2022. Under the amended terms of the Hard Rock Note, we are required to make the following payments: accrued interest on January 5, April 5, July 5 and October 5 in 2021 and 2022; plus $750,000 in principal on July 5, 2021 with the remaining balance of principal and accrued interest on the Hard Rock Note due on October 5, 2022. For the six months ended June 30, 2021, the Company has made a total of $59,836 in interest payments related to the Hard Rock Note. In July 2021, the Company made a payment of $779,918 which included a principal payment and accrued interest.

Our Credit Agreement is comprised of $1,000,000 Term Loan and $3,500,000 Revolving Loan. As of June 30, 2021, we had $499,996 outstanding on the Term Loan and $753,920 outstanding on the Revolving Loan. Amounts outstanding under the Revolving Loan at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect (less a dilution reserve as determined by AFS in its sole good faith discretion), plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. Amounts outstanding on the Revolving Loan as of June 30 2021, may not exceed $1,000,000, which is based on a calculation applying 85% of accounts receivable and 50% of inventory. A collateral management fee is payable monthly on the used portion of the Revolving Loan and Term Loan. If our borrowings are less than $1,000,000, we still pay interest as if we had borrowed $1,000,000. At June 30, 2021, we had approximately $10,000 of accrued interest.

The interest rate for the Term Loan and the Revolving Loan is prime plus 2%. At June 30, 2021, the interest rate for the Term Loan was 8.85%, which includes a 3.6% management fee rate. The effective interest rate for the Revolving Loan for the quarter ending June 30, 2021 was 9.73%. The obligations of the Company under the agreement are secured by a security interest in substantially all of the tangible and intangible assets of the Company, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment, intellectual property, or aircraft. The Credit Agreement matures on February 20, 2023.

Cash Flows

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

Net cash provided by operating activities was approximately $400,000 and $2,111,000 for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, the Company had approximately $1,169,000 of net loss, approximately $878,000 increase in accounts payable and accrued expenses, depreciation and amortization expense of approximately $1,276,000, which were offset by an approximately $585,000 decrease in accounts receivable. For the six months ended June 30, 2020, the Company had approximately $1,043,000 of net loss, approximately $2,436,000 increase in accounts receivable, and depreciation and amortization expense of approximately $1,441,000.

Net cash provided by investing activities was approximately $39,000 for the six months ended June 30, 2021 as a result of the proceeds from the sale of the Company’s airplane hangar. Net cash provided by investing activities was approximately $28,000 for the six months ended June 30, 2020 and related to the sale of the Company’s airplane, which was offset by property, plant and equipment purchases for tools to support the expansion in the Middle East.

Net cash provided by financing activities was approximately $288,000 for the six months ended June 30, 2021. Net cash used in financing activities was approximately $823,000 for the six months ended June 30, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

PART II

Item 1. Legal Proceedings

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana Lafayette Division asserting Stabil Drill Specialties, LLC (“Stabil Drill”) infringed on our patent that covers the Company’s well bore conditioning tool, the Drill-N-Ream. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. Additionally, on May 20, 2019, Extreme Technologies, LLC sued Short Bit & Tool Co. and Lot William Short, Jr. (“Defendants”) in the Northern District of Texas - Dallas Division. Extreme sued for patent infringement based on the same patents discussed in the Stabil Drill litigation. On December 23, 2019, the Court stayed Extreme’s patent infringement claim against Defendants pending resolution of the Southern District of Texas Stabil Drill case. The court ordered the Company to serve discovery requests upon Stabil Drill and gave Stabil Drill deadlines to respond and produce documents and permit product inspection. Stabil Drill filed a motion for summary judgement for non-infringement. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which resulted in a brief, automatic stay of the litigation. Superior Energy Services announced on February 2, 2021 that it successfully completed its financial restructuring and emerged from Chapter 11 bankruptcy. On March 9, 2021, the Court lifted the automatic bankruptcy stay. On May 12, 2021, the Court denied Stabil Drill’s non-infringement summary judgment motion. The parties are preparing this case for trial and expect a jury trial setting in 2022. We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

Item 1A. Risk Factors

As of the date of this filing, the Company remains subject to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our 2020 Annual Report on Form 10-K. The risk factors below updates or expands upon those risk factors.

We may be unable to maintain adequate liquidity and make payments on our debt.

At June 30, 2021, we had working capital of approximately $1,500,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and debt to enhance liquidity.

While we believe that our cash generated from operations and our borrowing capacity under our current credit facility will be sufficient to fund our operations for the next twelve months, our operational and financial strategies include managing our operating costs, working capital and debt to enhance liquidity. We will continue to work to grow revenue and review additional cost containment measures in order to be cash flow positive in 2021. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

On May 6, 2020, certain subsidiaries of the Company amended and restated the outstanding note (the “Hard Rock Note”) with the seller in our acquisition of Hard Rock Solutions, LLC. As amended, the Hard Rock Note accrues interest at 8.00% per annum and matures and is now fully payable on October 5, 2022. Under the amended terms of the Hard Rock Note, we are required to make the following payments: accrued interest on each January 5, April 5, July 5, and October 5 in 2021 and 2022; and $750,000 (plus accrued interest) on July 5, 2021 with the remaining principal balance of $750,000 plus accrued interest on the Hard Rock Note due on October 5, 2022. For the six months ended June 30, 2021, the Company has made a total of $59,836 in interest payments related to the Hard Rock Note. In July 2021, the Company made a payment of $779,918 which included a principal payment and accrued interest. If we are unable to make the payments required, we could lose our rights to market the Drill-N-Ream.

Our Credit Agreement is comprised of $1,000,000 Term Loan and $3,500,000 Revolving Loan. As of June 30, 2021, we had $499,996 outstanding on the Term Loan and $753,920 outstanding on the Revolving Loan. If we are unable to make required payments under the Credit Agreement, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, unless we are able to obtain, on a timely basis, a necessary waiver or amendment. Any waiver or amendment may require us to revise the terms of the Credit Agreement which could increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of our operations. Upon the occurrence of any event of default that is not waived, the lenders could elect to exercise any of their available remedies, which include the right to not lend any additional amounts or, in the event we have outstanding indebtedness under the Credit Agreement, to declare any outstanding indebtedness, together which any accrued interest and other fees, to be immediately due and payable. If we are unable to repay the outstanding indebtedness, if any, under the Credit Agreement when due, the lenders would be permitted to proceed against their collateral, and this could have a material adverse effect on our business and financial condition.

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

We are required to make a payment on the Hard Rock Note of $750,000 (plus accrued interest) in 2022. In addition, we are required to make monthly payments of approximately $46,000 on our other indebtedness.

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

We have two large customers that currently comprise 82% of our total revenue. It is likely that we will continue to derive a portion of our revenue from a relatively small number of customers in the future. If a major customer decided not to continue to use our services or significantly reduces its drilling plans, or if we are unable to expand our channels to market or further commercialize, our revenue would decline and our operating results and financial condition could be harmed. In addition, we are subject to credit risk due to the concentration of our customer base. Any increase in the nonpayment of and nonperformance by our counterparties, either as a result of changes in financial and economic conditions or otherwise, could have a material effect on our business, results of operations and financial condition and could adversely affect our liquidity.

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

SUPERIOR DRILLING PRODUCTS, INC.

August 12, 2021	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer
(Principal Executive Officer)

August 12, 2021	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

