Form 10-K
period 2021-12-31
Superior Drilling Products, Inc.
filed 2022-03-24
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $8,155,000 based on the closing market price of $0.92 per share. Shares of common stock held by executive officers and directors of the registrant are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its executive officers and directors to be affiliates.

The registrant had issued and outstanding 28,235,001 shares of its common stock on March 23, 2022.

Documents incorporated by reference: NONE.

SUPERIOR DRILLING PRODUCTS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Superior Drilling Products, Inc. (the “Company” or “SDPI”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. The forward-looking statements contained in or incorporated by reference into this Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including:

●	the continued impact of COVID-19 on domestic and global economic conditions and the future impact of such conditions on the oil and gas industry and the demand for our services;

●	the volatility of oil and natural gas prices;

●	the cyclical nature of the oil and gas industry;

●	availability of financing and access to capital markets;

●	our reliance on significant customers;

●	consolidation within our customers’ industries;

●	competitive products and pricing pressures;

●	our ability to develop and commercialize new and/or innovative drilling and completion tool technologies;

●	fluctuations in our operating results;

●	our dependence on key personnel;

●	costs and availability of raw materials;

●	our dependence on third party suppliers;

●	unforeseen risks in our manufacturing processes;

●	the need for skilled workers;

●	our ability to successfully manage our growth strategy;

●	unanticipated risks associated with, and our ability to integrate, acquisitions;

●	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries, specifically the Middle East region and Eastern Europe;

●	the potential impact of the coronavirus, variants of the coronavirus or other major health crises on our business and results of operations, including the impact to our supply chain;

●	terrorist threats or acts, war and civil disturbances;

●	our ability to protect our intellectual property;

●	impact of environmental matters, including future environmental regulations;

●	implementing and complying with safety policies;

●	breaches of security in our information systems and other cybersecurity risks;

●	related party transactions with our founders; and

●	risks associated with our common stock.

Many of these factors are beyond our ability to control or predict. These factors are not intended to represent a complete list of the general or specific factors that may affect us. The events in Russia and surrounding areas may result in political instability and may add a potential risk.

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

PART I

ITEM 1. BUSINESS

Our Company

Superior Drilling Products, Inc. (the “Company”, “SDPI”, “we”, “our” or “us”) is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling industry. Our headquarters and manufacturing operations are located in Vernal, Utah. Our drilling solutions include the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool” or “DNR”) and the patented Strider™ Drill String Oscillation System technology (“Strider technology” or “Strider”). In addition, the Company is a manufacturer and refurbisher of PDC (polycrystalline diamond compact) drill bits for a leading oil field service company. We operate a state-of-the-art fabrication facility, where we manufacture solutions for the drilling industry, as well as various customers’ custom products in other industries.

Our history dates back to 1995 when we were founded by Troy and Annette Meier as a drill bit refurbishment company. Our co-founder, Troy Meier, developed the first commercially-viable process for refurbishing PDC drill bits after a successful 13-year career with a predecessor of Baker Hughes Inc. He was also co-inventor of the patented Drill-N-Ream® well bore conditioning tool. We were incorporated on December 10, 2013 under the name SD Company, Inc. in order to facilitate (a) the reorganization of the entities that are now our consolidated subsidiaries and (b) the subsequent acquisition of Hard Rock Solutions, LLC (“HR”). We changed our name from SD Company Inc. to Superior Drilling Products, Inc. on May 22, 2014 in conjunction with closing of that reorganization and our initial public offering, which occurred on May 23, 2014 (“Offering” or “IPO”). Our corporate headquarters and manufacturing operations are located in Vernal, Utah. Our common stock trades on the NYSE American exchange under the ticker symbol “SDPI”.

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

COVID-19

The COVID-19 pandemic has caused raw material delays and difficulties in hiring and retaining direct laborers. The pandemic continues to create disruption to the U.S. and global economies, including the impact of government and company actions to reduce the spread of the virus and consumer behavior in response to the same; and, although the United States and other countries have continued to roll out vaccinations, it is uncertain how quickly and effectively such vaccinations will be distributed or help to control the spread of COVID-19 and its variants. We continue to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business. Although we are unable to predict the total impact of the COVID-19 pandemic on our business, results of operations, liquidity or capital resources at this time, we expect we may be negatively affected if the pandemic and related public health measures result in substantial manufacturing or supply chain problems, disruptions in local and global future economies, volatility in the global financial markets, overall reductions in demand, delays in payment, restrictions on the shipment of our products, or other ramifications.

These current conditions are a result of COVID-19.

Global Market Conditions

The total U.S. rig count as reported by Baker Hughes as of March 4, 2022 was 650 rigs, an increase of 299 rigs from the rig count as of December 31, 2020. We expect North American onshore activity to continue to improve throughout 2022 compared with 2020 and 2021.

The Middle East market is a softer market due to the COVID-19 impact. Although this segment of our business is rebounding, the improvements are at a slower rate compared to the Company’s domestic market.

Corporate Events

In early 2020, the Company received loan proceeds of $891,600 under a promissory note from its existing commercial bank (the “PPP Loan”). The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. In December 2020, the Small Business Administration approved forgiveness for the full amount of the Company’s PPP Loan.

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

On October 19, 2021 the company closed the sale of 1,739,131 common shares resulting in the net proceeds of $1,697,311.

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

Major Customers

The Company has Vendor Agreements with Baker Hughes Oilfield Operations LLC (“Baker Hughes”), Drilling Tools International (“DTI”), Weatherford U.S., L.P. (“Weatherford”), Odfjell Drilling, National Energy Services Reunited Corp. (“NESR”) and Schlumberger Oman & Co. LLC.

Baker Hughes: We have manufactured and refurbished PDC drill bits exclusively for Baker Hughes’s oilfield operations in the Rocky Mountain, California and Alaska regions as well as other areas as needed for 26 years. In 2018, we re-negotiated our agreement with Baker Hughes whereby we now refurbish PDC bits for all of Baker Hughes’s U.S. geographic areas. In 2020, we further re-negotiated our agreement whereby we can now refurbish PDC bits for any PDC bit supplier.

DTI: We have been working with DTI since 2016. DTI purchases our Drill-N-Ream tool for their rental tool business. We receive revenue from DTI for tool sales, tool repairs and a royalty fee based on the tools usage. Pursuant to our original agreement, DTI was required to achieve certain market share requirements in order to maintain exclusive marketing rights for the Drill-N-Ream in the U.S. and Canada, both onshore and offshore. DTI did not achieve the defined market share goals in 2017 and, therefore, no longer has exclusive rights to market the Drill-N-Ream. As a result, the Company can work with other customers to expand the market reach of the Drill-N-Ream in the U.S. and Canada.

International: We are working with Weatherford, Odfjell Drilling, NESR, and Schlumberger to introduce and gain exposure of our Drill-N-Ream tool to large Middle East operators in Kuwait and Oman.

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

We believe that the Drill-N-Ream’s rapid adoption and continued use by operators validates its effectiveness and industry acceptance. In fact, leading operators have begun to standardize their drilling assembly with a Drill-N-Ream tool. In addition, we understand that a number of end users have rented the Drill-N-Ream tool after first trying competitive products. We expect the above factors to support increasing interest in, and revenue from, the Drill-N-Ream tool over the next several years as more well operators’ reports of its effectiveness are transmitted through word-of-mouth by an increasing user base to other well operators globally.

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

Expand our channels to market and geographic reach. We are leveraging existing distribution channels in the exploration and production industry. We have entered into an agreement with DTI, establishing DTI as a distributor of our patented Drill-N-Ream tool in the United States and Canada onshore and offshore markets. As a result of this agreement, our technology has penetrated the market more efficiently by leveraging DTI’s long-term relationships with end users. We are also evaluating opportunities to further our reach into the North American market.

We are expanding our channels to market and our geographic presence, especially in the Middle East as evidenced by agreements that we entered into with Weatherford in December 2017, Odfjell Drilling in November 2018, NESR in 2019 and Schlumberger in 2021. We expect to add additional distributors as we expand our tool offering and geographic reach. We also expect to leverage our distributor and customer relationships to identify needs for new tool development and to use these channels to market a broadened product offering as it is developed.

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

Research and development costs were approximately $672,000 for the year ended December 31, 2021, compared with $790,000 for the year ended December 31, 2020. Costs included in research and development included payroll for engineers, materials for the Strider technology, legal costs relating to our patents, and third-party engineering costs. Research and development costs represented 4.8% of our 2021 revenue.

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

Our ability to obtain suitable quality raw materials and components, such as PDC’s, steel and flux, solder and heating elements, is critical to our ability to remanufacture Baker Hughes drill bits, and to manufacture the Drill-N-Ream tool and Strider technology tools and other future drilling products. In order to purchase raw materials and components in timely and cost-effective manner, we have developed both domestic and international sourcing connections and arrangements. We maintain quality assurance and testing programs to analyze and test these raw materials and components in order to assure their compliance with our rigorous specifications and standards. We generally try to purchase our raw materials from multiple suppliers, so we are not dependent on any one supplier, but this is not always possible.

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

We may be required to enter into costly litigation to enforce our intellectual property rights or to defend infringement claims by others. Such infringement claims could require us to license the intellectual property rights of third parties. There is no assurance that such licenses would be available on reasonable terms, or at all. See Item 3. Legal Proceedings.

Competition

Drill Bit Refurbishing. The primary competitors for our drill bit refurbishing services are the in-house units at Hughes Christensen, the division of Baker Hughes responsible for drill bits. Other drill bit manufacturers also have in-house refurbishing units and are now competitors given the removal of the exclusivity clause under our contract with Baker Hughes.

Drilling Enhancement Tools. The primary competitors for our Drill-N-Ream tool are several single-section reaming tool manufacturers, including Baker Oil Tools (a division of Baker Hughes), NOV, Schlumberger and Tercel, and one dual-section reaming tool manufactured by Stabil Drill (which is the subject of the lawsuit described here in). We believe that the Drill-N-Ream tool is the only patented dual-section or dual cutting structure drill string reamer on the market today. We believe that distinction will allow us to continue building on the Drill-N-Ream tool’s first-mover advantage.

We believe that our Strider technology is at the forefront of drill string tool technological development for horizontal drilling. There are existing tools that would compete with the Strider, such as the Agitator tool marketed by NOV. However, we believe our Strider technology offers significant advantages over the Agitator.

Customers

Our customer concentration of revenue is dependent upon a limited number of customers. For the years ended December 31, 2021 and 2020, two customers represented 87% and 80% of our total revenue, respectively.

Manufacturing

We manufacture our solutions, as well as custom products, in our state-of-the-art drill tool fabrication facility where we operate a technologically advanced PDC drill bit refurbishing facility, as well as a state-of-the-art, high-tech drilling and completion tool engineering design and manufacturing operation. We manufacture our drill string enhancement tools, including the patented Drill-N-Ream tool and the patented Strider technology, and conduct our new product research and development from this facility.

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

In December 2020, we were awarded the AS9100D with ISO 9001:2015 certification for our quality management systems (QMS) and for meeting QMS requirements specific to the aviation, space and defense industries. To date we have maintained our certification.

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

The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which has historically been volatile, and by capital spending discipline imposed by customers. The COVID-19 pandemic had a significant impact on our 2020 operations. However, the Company recognized a 27% increase in revenues for the year ending December 31, 2021 compared to the same year end for 2020.

Declines in oil and gas prices could negatively affect the level of these activities and capital spending, which could adversely affect demand for our products and services and, in certain instances, result in the cancellation, modification or rescheduling of existing and expected orders and the ability of our customers to pay us for our products and services. These factors could have an adverse effect on our revenue and profitability. Conversely, increases in oil and gas prices could positively affect production activities and capital spending, which could positively affect demand for our products and services.

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

In addition, on January 20, 2021, the Biden Administration came into office and immediately issued a number of executive orders related to environmental matters that could affect our operations and those of our customers, including an Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” seeking to adopt new regulations and policies to address climate change and suspend, revise, or rescind, prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. The Biden Administration has also issued other orders that could ultimately affect our business and the business of our customers, such as the executive order rejoining the Paris Agreement, and could seek, in the future, to put into place additional executive orders, policy and regulatory reviews, and seek to have Congress pass legislation that could adversely affect the production of oil and gas assets and our operations and those of our customers. New legislation, regulations or international agreements in the future could result in increased costs to operate and maintain our facilities, capital expenditures to install new emission controls at our facilities, and costs to administer and manage any potential greenhouse gas emissions or carbon trading or tax programs. These costs and capital expenditures could be material. Although the Company has not incurred additional costs due to new policies to date, these developments could increase our costs, reduce the demand for crude oil and condensate, NGLs, and natural gas, and create delays in our obtaining air pollution permits for new or modified facilities.

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

Human Capital

As of December 31, 2021, we had 58 full-time compared to 41 full-time employees in the prior year. We have never had a work stoppage, and none of our employees are represented by a labor union and consider our relations with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our current and future employees. We encourage and support the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, and reimbursement is available to employees for seminars, conferences, formal education and other training events employees attend in connection with their job duties.

Our core values of accountability, openness and integrity underscore everything we do and drive our day-to-day interactions. The safety, health and wellness of our employees is a top priority.

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

The COVID-19 pandemic has caused and continues to cause disruption to the U.S. and global economies, including the impact of government and company actions to reduce the spread of the virus and consumer behavior in response to the same; as well as the disruption to global supply chains. Although the United States and other countries have continued to roll out vaccinations, it is uncertain how the effectiveness of vaccinations, the impact of those that elect to not be vaccinated and the ultimate timing of “herd immunity” in various economies will impact the spread or government and company actions as it relates to the pandemic. We continue to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business.

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

Our business depends upon the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration and development, drilling and production operations. The level of capital expenditures is generally dependent on the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including:

●	worldwide economic activity, including as a result of the COVID-19 pandemic;

●	worldwide or specific region turmoil affecting oil global oil supplies;

●	the level of exploration and production activity;

●	interest rates and the cost of capital;

●	new tariffs by the United States or other countries;

●	environmental regulation;

●	federal, state and foreign policies regarding exploration and development of oil and gas;

●	the ability of OPEC to set and maintain production levels and pricing;

●	governmental regulations regarding future oil and gas exploration and production;

●	the cost of exploring and producing oil and gas;

●	the cost of developing alternative energy sources;

●	the availability, expiration date and price of leases;

●	the discovery rate of new oil and gas reserves;

●	the success of drilling for oil and gas in unconventional resource plays such as shale formations;

●	technological advances;

●	weather conditions.

We expect continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, seek to renegotiate contract terms, including the price of our products and services, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. These risks are greater during periods of low or declining commodity prices. Continued significant or prolonged declines in hydrocarbon prices have had, and may continue to have, a material adverse effect on our results of operations

We may be unable to maintain adequate liquidity and make payments on our debt.

At December 31, 2021, we had working capital of approximately $3,272,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and debt to enhance liquidity.

While we believe that our borrowing capacity and cash generated from operations will be sufficient to fund our operations for 2022, our operational and financial strategies include managing our operating costs, working capital and debt to enhance liquidity. We expect to be cash flow positive in 2022. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

On May 6, 2020, certain subsidiaries of the Company amended and restated the outstanding note (the “Hard Rock Note”) with the seller in our acquisition of Hard Rock Solutions, LLC. As amended, the Hard Rock Note accrues interest at 8.00% per annum and matures and is now fully payable on October 5, 2022 with accrued interest. The balance at December 31, 2021 was $750,000.

Our Credit Agreement is comprised of $800,000 Term Loan and $3,500,000 Line of Credit. As of December 31, 2021, we had approximately $333,000 outstanding on the Term Loan and approximately $1,000,000 outstanding on the Revolving Loan. If we are unable to make required payments under the Credit Agreement, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, unless we are able to obtain, on a timely basis, a necessary waiver or amendment. Any waiver or amendment may require us to revise the terms of the Credit Agreement which could increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of our operations. Upon the occurrence of any event of default that is not waived, the lenders could elect to exercise any of their available remedies, which include the right to not lend any additional amounts or, in the event we have outstanding indebtedness under the Credit Agreement, to declare any outstanding indebtedness, together which any accrued interest and other fees, to be immediately due and payable. If we are unable to repay the outstanding indebtedness, if any, under the Credit Agreement when due, the lenders would be permitted to proceed against their collateral, and this could have a material adverse effect on our business and financial condition.

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

We had two large customers that comprised 87% of our total revenue in 2021 and 80% in 2020. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer decided not to continue to use our services or has a significant reduction in its business, our revenue would decline, and our operating results and financial condition could be harmed. In addition, we are subject to credit risk due to the concentration of our customer base. Any increase in the non-payment of and non-performance by our counterparties, either as a result of changes in financial and economic conditions or otherwise, could have a material effect on our business, results of operations and financial condition and could adversely affect our liquidity.

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

We cannot assure you that our products will be able to satisfy the specifications of our customers or that we will be able to perform the testing necessary to prove that the product specifications are satisfied in the future, or that the costs of modifications to our products to satisfy their requirements will not adversely affect our results of operations. We consider our Strider technology for horizontal drilling offers advantages compared to competition, but failure to meet our customer’s demand for services may adversely affect our business. We may encounter resource constraints, competition, or other difficulties that may delay our ability to expand our bit remanufacturing services to the level desired or required by our customer. If our products are unable to satisfy such requirements, or we are unable to perform any required testing, our customers may cancel their contracts and/or seek new suppliers, and our business, results of operations, cash flows or financial position may be adversely affected.

Our related party transactions with the Meiers and their affiliated entities may cause conflicts of interests that may adversely affect us.

We have entered into, and may, in the future, enter into various transactions and agreements with the Meiers and their affiliated entities. We believe that the transactions and agreements that we have entered into with the Meiers are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and the Meiers or their affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, which may have a material adverse effect on our ability to do business.

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

In addition, the global financial system may be impacted by the effects of global health epidemics and concerns of turmoil and military actions. Weakness or deterioration of the global economy could reduce our customers’ spending levels and could impact our revenues and operating results. We are unable to predict the effect of this on our business and results of operations.

A terrorist attack or armed conflict could harm our business.

Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States or other countries may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. The events in Russia and surrounding areas and the historic volatility in the Middle East may result in political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenue. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

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

The increasing attention to global climate change risks has created the potential for the likelihood of private and public litigation and governmental investigations. Such actions would increase costs and adversely impact our business.

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

The United States has in the past announced the implementation of tariffs on imported steel and could in the future consider tariffs on additional items. If this were to occur, it could result in the adoption of additional tariffs by other countries as well. Any resulting trade war could negatively impact the global market for oil field products and services and could have a significant adverse effect on our business. While we cannot predict how any future enacted tariffs will impact our business, the imposition of tariffs on items we import from other countries could increase our costs and could result in lowering our gross margin on products sold. The Company has not experienced a negative impact as a result of tariffs imposed on imported oil and gas products.

Risks Relating to Our Common Stock

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

Currently, we are a “smaller reporting company,” meaning that our outstanding common stock held by non-affiliates had a market value of less than $250 million as of June 30, 2021. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in our SEC filings, including, being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

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

NYSE American Regulations staff will review the Company periodically for compliance with the initiatives outlined in the plan. Although the Company’s quarterly updates have been approved by the NYSE American to date, if the Company does not make continued progress consistent with the plan during the plan period, NYSE Regulation staff may initiate delisting proceedings as appropriate. On November 30, 2021, the Company submitted its third quarterly plan update which was approved by the NYSE on December 23, 2021.

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

ITEM 2. PROPERTIES

The Company operates out of five buildings as part of its Vernal, Utah offices, which are used for manufacturing and executive offices. On December 7, 2020, the Company closed a sale-leaseback agreement for its headquarters and manufacturing facilities. Under the terms of the transaction, the Company sold the property for $4.5 million and simultaneously entered into a 15-year lease. After fees, the Company netted approximately $4.26 million in proceeds of which $2.64 million was used to repay in full the outstanding mortgage on the property. Under the lease agreement, the Company has an option to extend the term of the lease and to repurchase the property. The Company’s management believes its current manufacturing and office facility is sufficient for its current operations.

ITEM 3. LEGAL PROCEEDINGS

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana, Lafayette Division, asserting that Stabil Drill Specialties, LLC’s (“Stabil Drill”) Smoothbore Eccentric Reamer infringes the patents of Extreme Technologies (one of our subsidiaries) on our patented Drill-N-Ream well bore conditioning tool. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. Additionally, on May 20, 2019, Extreme Technologies, LLC sued Short Bit & Tool Co. and Lot William Short, Jr. (“Defendants”) in the Northern District of Texas-Dallas Division for their work manufacturing the Smoothbore Eccentric Reamer for Stabil Drill. The Dallas lawsuit is stayed pending resolution of the first-filed, Houston suit. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which resulted in a brief, automatic stay of the litigation. Superior Energy Services announced on February 2, 2021, that it successfully completed its financial restructuring and emerged from Chapter 11 bankruptcy, but this bankruptcy did not affect Extreme’s claims against Superior’s subsidiary Stabil Drill. On March 9, 2021, the Court lifted the automatic bankruptcy stay, and on May 12, 2021, the Court denied Stabil Drill’s motion for summary judgment of non-infringement. The parties are preparing this case for trial and expect a jury trial setting in late 2022 or early 2023.

We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Approximate Number of Equity Security Holders

As of March 23, 28,235,001 shares of the Company’s common stock were outstanding and held by 2,203 stockholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealer or other nominees.

The Company’s common stock trades on the NYSE American market under the symbol “SDPI”.

Dividends

The Company does not presently pay dividends on its common stock. The Company intends for the foreseeable future to continue the policy of not paying dividends and retaining earnings, if any, to finance the development and growth of its business.

Securities Authorized for Issuance under Equity Compensation Plans

	Equity Compensation Plan Information
Plan Category	Number of restricted shares and securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,576,326	(1)	$0.79	455,000	(2)
Equity compensation plans not approved by security holders	-		-	-
Total as of December 31, 2021	5,576,326			455,000	(2)

(1)	Consists of 5,576,326 shares under the 2015 Employee Stock Incentive Plan.

(2)	Consists of 455,000 shares remaining available for future issuance under the 2015 Employee Stock Incentive Plan. The 2014 Employee Stock Incentive Plan was frozen by the Board of Directors such that no future grants of awards will be made and the 2014 Employee Stock Incentive Plan remains effective only with respect to awards outstanding as of June 15, 2015 until they expire according to their terms.

Stock Performance Graph

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the stock performance graph.

ITEM 6. SELECTED FINANCIAL DATA

[Reserved].

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

In addition, in December 2020, the Company successfully obtained ISO 9000 certification and is now qualified to bid on projects in industries outside oil and gas. We believe that with this certification, and our history of supplying high quality parts to research and development departments operating in the aerospace industry, we can effectively execute our industry diversification strategy.

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

The total U.S. rig count as reported by Baker Hughes as of March 4, 2022 was 650 rigs, an increase of 299 rigs from the rig count as of December 31, 2020. We expect North American onshore activity to continue to improve throughout 2022 compared with 2020 and 2021.

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

Tool Rental: Rental revenue is recognized upon completion of the customer’s job for which the tool was rented. While the duration of the rental will vary by job and number of runs, these rentals are generally less than one month. The rental agreements are typically based on the price per run or footage drilled and do not have any minimum rental payments or term.

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

RESULTS OF OPERATIONS

The following table represents our condensed consolidated statement of operations for the periods indicated:

	For the Years Ended December 31,
(in thousands)	2021		2020
Tool revenue	$9,244	69%	$7,051	67%
Contract services	4,092	31%	3,420	33%
Total revenue	$13,336	100%	$10,471	100%
Operating costs and expenses	13,923	99%	14,293	137%
Operating loss	(587)	104%	(3,823)	(37)%
Other income (loss)	168	(4)%	508	5%
Income tax expense	(111)	1%	(115)	(1)%
Net loss	$(530)	(4)%	$(3,430)	(32)%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below.

Revenue. Our revenue increased approximately $2,865,000, or 27%, to $13,336,000 driven by a 31%, or $2,198,000 increase in tool revenue over the prior year, which experienced lower revenues due to the global effects of the COVID-19 pandemic. Contract services revenue increased by approximately $667,000, or 19%, to $4,092,000. International sales decreased by $163,000, or 9%. The primary driver for our calendar year 2021 revenue increase for all of our product lines is the U.S. drilling rig count. From the Covid driven low of 351 rigs drilling on December 31, 2020, the U.S. drilling rig count increased by 235 rigs to 586 as of December 31, 2021.

Operating Costs and Expenses. Total operating costs and expenses declined by approximately $371,000, or 3%, during 2021 compared with 2020.

●	Cost of revenue increased approximately $513,000 or 10% on higher volume reflected in the 27% increase in revenue compared with the year ended December 31,2021.

●	Selling, general and administrative expenses decreased approximately $171,000 during 2021 compared with 2020, due primarily to a $204,000 reduction in our international SG&A payroll implemented in 2020 which continued into 2021.

●	Depreciation and amortization expenses decreased approximately $713,000 to $2,103,000 for year ended December 31, 2021 due primarily to a portion of the intellectual property intangible balance that reached its full amortization in May 2021.

Other Income (Expenses). Other income and expense primarily consist of interest income, interest expense, loan forgiveness and gain/loss on disposition of assets.

●	Interest income for 2021 and 2020 was approximately $228 and $6,000, respectively. The decline in 2021 was due to lower cash balances.

●	Interest expense for the years 2021 and 2020 was approximately $540,000 and $575,000, respectively. The decrease in interest expense was due primarily to the reduction in the balance outstanding on the Hard Rock Note.

●

The Company recognized $933,000 of loan forgiveness for the year ended December 31, 2020. Approximately $892,000 was related to the Company’s PPP Loan and $41,000 related to an SBA equipment loan that was forgiven as part of the CARES Act.

●	The Company recognized $707,000 in other income pertaining to partial recovery of the related party note receivable (Tronco note – See Note 6 – Related Party Transactions to the financial statements). The Meiers applied this amount towards their Tronco note obligation from their accrued bonus in 2021.

Liquidity and Capital Resources

At December 31, 2021, we had working capital of approximately $3,272,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include managing our operating costs and capital spending to reflect revenue trends, accelerating collections of international receivables, and controlling our working capital and debt to enhance liquidity. We will continue to work to grow revenue and manage costs and expect to be cash flow positive in 2022. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

The Hard Rock Note had a remaining balance of $750,000 as of December 31, 2021, accrues interest at 8.00% per annum and is fully payable with accrued interest on October 5, 2022.

Our Credit Agreement facilitated by Austin Financial Services (“AFS”) is comprised of $800,000 Term Loan and $3,500,000 Line of Credit. As of December 31, 2021, we had approximately $333,000 outstanding on the Term Loan and approximately $1,000,000 outstanding on the Line of Credit. Amounts outstanding under the Line of Credit at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect (less a dilution reserve as determined by AFS in its sole good faith discretion), plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. Amounts outstanding on the Line of Credit at December 31, 2021, may not exceed $1,000,000, which is based on a calculation applying 85% of accounts receivable and 50% of inventory. A collateral management fee is payable monthly on the used portion of the Revolving Loan and Term Loan. If our borrowings are less than $1,000,000, we still pay interest as if we had borrowed $1,000,000. At December 31, 2021, we had approximately $9,700 of accrued interest combined between the two loans.

The interest rate for the Term Loan and the Revolving Loan is prime plus 2%. At December 31, 2021, the interest rate was 8.85%, which includes a 3.6% management fee rate. The obligations of the Company under the agreement are secured by a security interest in substantially all of the tangible and intangible assets of the Company, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment, intellectual property, or aircraft. The Credit Agreement matures on February 20, 2023.

On December 7, 2020, the Company closed a sale-leaseback agreement for its headquarters and manufacturing facilities. Under the terms of the transaction, the Company sold the property for $4.45 million and simultaneously entered into a 15-year lease. After fees, the Company netted approximately $4.26 million in proceeds of which $2.64 million was used to repay in full the outstanding mortgage on the property. Under the lease agreement, the Company has an option to extend the term of the lease and to repurchase the property. Due to this repurchase option, the Company was unable to account for the transfer as a sale under ASC Topic 842, Leases, and as such, the transaction is a failed sale-leaseback that is accounted for as a financing transaction.

The Company had no off balance sheet arrangements.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2021. Our obligations to make payments in the future may vary due to certain assumptions including the duration of our obligations and anticipated actions by third parties according to the following table (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total

Debt (1)	$2,214	$141	$115	$4	$-	$-	$2,474
Operating leases	14	7	-	-	-	-	21
Financial obligation (2)	316	321	326	331	336	2,548	4,178

Total	$2,544	$469	$441	$335	$336	$2,548	$6,673

(1)	Amounts represent the expected cash payments of principal and interest amounts associated with our long-term debt obligations.

(2)	Relates to the sale-leaseback transaction the Company completed in December 2020.

The aggregate outstanding balance of our notes payable obligations net of discounts as of December 31, 2021, was approximately $2,452,000 with interest rates ranging from 5.94% to 8.85%.

Cash Flow

Operating Cash Flows

For 2021, net cash provided by our operating activities was approximately $526,000. The Company had approximately $530,000 of net loss, an approximately $1,526,000 increase in accounts receivable, an approximately $144,000 increase in inventories, which were offset in part by depreciation and amortization expense of approximately $2,104,000 and share-based compensation expense of approximately $757,000.

For 2020, net cash provided by our operating activities was approximately $1,521,000. The Company had approximately $3,430,000 of net loss, an approximately $933,00 gain of forgiveness of SBA loans, an approximately $174,000 gain which was primarily the disposition of a company airplane, which was offset in part by depreciation and amortization expense of approximately $2,816,000, an approximately $2,505,000 decrease in accounts receivable and share-based compensation of approximately $551,000.

Investing Cash Flows

For 2021, the Company used approximately $937,000 in investing activities for property, plant and equipment purchases, offset in part by proceeds from the sale of fixed assets of approximately $50,000.

For 2020, the Company used approximately $1,167,000 in investing in property, plant and equipment primarily for it’s Middle East rental tool fleet. Partially offsetting this were proceeds from the disposition of the Company’s airplane.

Financing Cash Flows

For 2021, net cash provided by our financing activities was approximately $1,221,000 and primarily related to proceeds the sale of common stock of $1,697,000. Total payments on debt, net of borrowings, were $476,000 consisting of principal payments on debt of $1,278,000, and a net borrowing on the line of credit of $802,000.

For 2020, net cash provided by our financing activities was approximately $241,000 and primarily related to $1,622,000 proceeds from the sale and leaseback of it’s Vernal, Utah facility, $892,000 proceeds from the Paycheck Protection Program and partially offset by approximately $2,351,000 in debt principal payments.

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

Segment reporting is not applicable to us as we have a single, company-wide management team that administers the Company as a whole, rather than by discrete business units. While we have three business product lines and report the revenues by product line internally and externally, we do not capture expenses by product line and as such, we do not maintain complete separate financial statement information by product line. We evaluate our business performance as a single segment, and we report as a single segment. We operate in the United States and the Middle East. Approximately 87% of our revenue is from the United States and approximately 13% is from the Middle East for the year ended December 31, 2021. For the year ended December 31, 2020, approximately 82% of our revenue was from the United States and approximately 18% was from the Middle East.

Revenue Recognition

We are a drilling and completion tool technology company, and we generate revenue from the manufacturing, repair, rental, and sale of drilling and completion tools. Our manufactured products are produced in a standard manufacturing operation, even when produced to our customer’s specifications. We earn royalty commission revenue when our customer invoices their customer for the use of the tools.

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

Accounts Receivable and Allowance for Doubtful Accounts

Domestically accounts receivable are generally due within 60 days of the invoice date. Internationally our due date terms are generally 90 days from the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. The allowance for doubtful accounts was $0 at December 31, 2021 and 2020.

Substantially all of our revenue is derived from our refurbishing of PDC drill bits for Baker Hughes and from DTI when we 1) sell the Drill-N-Ream tool, 2) repair drilling bits and the Drill-N-Ream tool, and 3) earn royalty on our customer’s rental of the Drill-N-Ream tool to the end user. Internationally our revenue is derived from the rental of our Drill-N-Ream tool to large oilfield service companies. While our credit risk is concentrated, we have an excellent payment history with all of our customers and monitor, on a weekly basis, accounts receivable collections.

Valuation of Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost, determined using the weighted-average cost method, or net realizable value. Finished goods inventories include raw materials, direct labor and production overhead. The Company regularly reviews inventories on hand and current market conditions to determine if the cost of finished goods inventories exceed current market prices and impairs the cost basis of the inventory accordingly. The Company wrote off $0 and $4,800 related to slow moving inventory in 2021 and 2020, respectively.

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

Concentration of Credit Risk — We are dependent on a limited number of significant customers. The Company had two significant customers that represented 83% of our revenue for the year ended December 31, 2021. These customers had approximately $1,910,000 in accounts receivable at December 31, 2021. We had two significant customers that represented 80% of our revenue for the year ended December 31, 2020, and had approximately $432,000 in accounts receivable at December 31, 2020.

Developing new products and tools and selling more existing products to additional customers continues to be a strategic initiative which we believe will broaden our customer base, which should have a positive effect on diversifying our concentration of credit risk.

The Company had two vendors that represented 13% of our purchases for the year ended December 31, 2021. These vendors had approximately $136,000 in accounts payable at December 31, 2021. We had one significant vendor that represented 13% of our purchases for the year ended December 31, 2020, and had approximately $61,000 in accounts payable at December 31, 2020.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

SUPERIOR DRILLING PRODUCTS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Superior Drilling Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Superior Drilling Products, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

Dallas, Texas
March 23, 2022

We have served as the Company’s auditor since 2017.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 and 2020

	2021	2020
ASSETS
Current assets
Cash	$2,822,100	$1,961,441
Accounts receivable, net	2,871,932	1,345,622
Prepaid expenses	435,595	90,269
Inventories	1,174,635	1,020,008
Asset held for sale	-	40,000
Other current assets	55,159	40,620
Total current assets	7,359,421	4,497,960
Property, plant and equipment, net	6,930,329	7,535,098
Intangible assets, net	236,111	819,444
Right of use assets	20,518	99,831
Other noncurrent assets	65,880	87,490
Total assets	$14,612,259	$13,039,823
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,139,091	$430,014
Accrued expenses	467,462	1,091,519
Income tax payable	206,490	106,446
Current portion of operating lease liability	13,716	79,313
Current portion of financial obligation	65,678	61,691
Current portion of long-term debt, net of discounts	2,195,759	1,397,337
Total current liabilities	4,088,196	3,166,320
Operating lease liability	6,802	20,518
Long-term financial obligation, less current portion	4,112,658	4,178,261
Long-term debt, less current portion, net of discounts	256,675	1,451,049
Total liabilities	8,464,331	8,816,148
Commitments and contingencies
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 28,235,001 and 25,762,342 shares issued and outstanding, respectively	28,235	25,762
Additional paid-in-capital	43,071,201	40,619,620
Accumulated deficit	(36,951,508)	(36,421,707)
Total shareholders’ equity	6,147,928	4,223,675
Total liabilities and shareholders’ equity	$14,612,259	$13,039,823

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	2021	2020

Revenue
Tool revenue	$9,244,482	$7,050,536
Contract services	4,091,667	3,420,262

Total Revenue	13,336,149	10,470,798

Operating cost and expenses
Cost of revenue	5,618,844	5,105,677
Selling, general, and administrative expenses	6,200,522	6,371,337
Depreciation and amortization expense	2,103,534	2,816,396

Total operating costs and expenses	13,922,900	14,293,410

Operating income (loss)	(586,751)	(3,822,612)

Other income (expense)
Interest income	228	5,803
Interest expense	(539,390)	(575,306)
Recovery of related party note receivable	707,112	-
Impairment on asset held for sale	-	(30,000)
(Loss)/gain on disposition of assets	(249)	174,234
Gain on loan forgiveness	-	933,003
Total other income (expense)	167,701	507,734

Loss before income taxes	(419,050)	(3,314,878)
Income tax expense	(110,751)	(114,996)

Net loss	$(529,801)	$(3,429,874)

Basic loss per common share	$(0.02)	$(0.13)
Basic weighted average common shares outstanding	26,391,538	25,515,166
Diluted loss per common share	$(0.02)	$(0.13)
Diluted weighted average Common shares outstanding	26,391,538	25,515,166

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2019	25,418,126	$25,418	$40,069,391	$(32,991,833)	$7,102,976

Stock-based compensation expense	344,216	344	550,229	-	550,573
Net loss	-	-	-	(3,429,874)	(3,429,874)

Balance - December 31, 2020	25,762,342	$25,762	$40,619,620	$(36,421,707)	$4,223,675

Stock-based compensation expense	733,528	734	756,009	-	756,743
Common stock issuance	1,739,131	1,739	1,695,572	-	1,697,311
Net loss	-	-	-	(529,801)	(529,801)

Balance - December 31, 2021	28,235,001	$28,235	$43,071,201	$(36,951,508)	$6,147,928

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

		(Restated)
	2021	2020
Cash Flows from Operating Activities
Net loss	$(529,801)	$(3,429,874)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	2,103,534	2,816,396
Share based compensation expense	756,743	550,573
Impairment on asset held for sale	-	30,000
Amortization of deferred loan cost	18,522	18,525
Loss on disposition of rental fleet	-	23,649
Gain on loan forgiveness	-	(933,003)
Loss/(gain) on disposition of assets	249	(174,234)
Changes in operating assets and liabilities:
Accounts receivable	(1,526,310)	2,504,887
Inventories	(143,590)	(95,976)
Prepaid expenses and other current assets	(338,255)	266,488)
Accounts payable and accrued expenses	85,020	(85,630)
Income tax payable	100,044	90,566
Other long-term liabilities	-	(61,421)
Net Cash (Used in) Provided by Operating Activities	526,156	1,520,946
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(936,718)	(1,167,346)
Proceeds from sale of fixed assets	50,000	149,833
Net Cash Used in Investing Activities	(886,718)	(1,017,513)

Cash Flows from Financing Activities
Principal payments on debt	(1,277,730)	(2,350,783)
Principal received from debt borrowings	-	72,520
Proceeds received from Paycheck Protection Program	-	891,600
Payments on revolving loan	(895,787)	(1,179,768)
Proceeds received from revolving loan	1,697,427	1,185,319
Proceeds from financing obligation	-	1,622,106
Proceeds from issuance of common stock	1,697,311	-
Net Cash Provided by Financing Activities	1,221,221	240,994

Net Change in Cash	860,659	744,427
Cash at Beginning of Period	1,961,441	1,217,014
Cash at End of Period	$2,822,100	$1,961,441
Supplemental information:
Cash paid for Interest	$530,898	$576,854
Debt retired from financing obligation	$-	$2,638,773
Long term debt retired with proceeds from sale of airplane	$-	$211,667

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

Segment Reporting

We operate as a single operating segment, which reflects how we manage our business. We operate in North America and the Middle East. See Note 13 – Geographical Operations Information.

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

Revenue Recognition

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), except for tool rental revenue. Under ASC 606 revenue is measured based on a consideration specified in a customer’s contract, excluding any sale incentives and taxes collected on behalf of third parties. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that we expect to receive for those goods or services. To recognize revenue, we (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy the performance obligation(s). Shipping and handling costs incurred are accounted for as fulfillment costs and are included in cost of revenues in the statements of operations.

Tool sales, rentals and other related revenue

Tool and Product Sales: Revenue is recognized upon shipment of tools or products to the customer. Shipping and handling costs related to tool and product sales are recorded gross as a component of both the sales price and cost of the product sold.

Tool Rental: Tool rental revenue is recognized under ASC Topic 842, Leases (“ASC 842”). While the duration of the rents varies by job and number of runs, the rental terms are generally less than one month; are typically based on the price per run or footage drilled; and do not have any minimum rental payments or term. Tool rental revenue is recognized upon completion of the customer’s job for which the tool was rented.

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

See Note 2– Revenue.

Cash

We maintain cash deposits with financial institutions that may exceed federally insured limits at times. We have chosen credible institutions and believe our risk of loss is negligible.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, payables, and bank debt. The Company believes that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values due to the relatively short period to maturity for these instruments.

Accounts Receivable and Allowance for Doubtful Accounts

Domestically accounts receivable are generally due within 60 days of the invoice date. Internationally our due date terms are generally 90 days from the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. The allowance for doubtful accounts was $0 as of both December 31, 2021 and 2020.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires assets and liabilities that arise from all leases to be recognized on the balance sheet for lessees and expanded financial statement disclosures for both lessees and lessors. We adopted the new standard effective January 1, 2020 and elected the modified retrospective transition method. The adoption of this standard resulted in approximately $270,000 of additional assets and liabilities on our consolidated balance sheet representing the recognition of operating lease right-of-use assets and operating lease liabilities. At December 31, 2021, the balance of the assets and liabilities of operating lease right-of-use assets and lease liabilities was $20,518. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the condensed consolidated balance sheet and are expensed on a straight-line basis over the lease term in the condensed consolidated statement of operations. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes an estimate of its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company believes it could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. See Note 7– Leases.

Research and Development

We expense research and development costs as they are incurred. For the years ended December 31, 2021 and 2020, these expenses were approximately $672,000 and $790,000, respectively, and are included in the selling, general, and administrative expenses in the statement of operations.

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

Debt Issuance Costs

Costs related to debt issuance are capitalized and amortized as interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Upon the repayment of debt, the Company accelerates the recognition of an appropriate amount of the costs as interest expense. Debt issuance costs are presented as a direct reduction from the carrying amount of the note payable. For calendar years 2021 and 2020, the amortized debt issuance costs were $18,522 and $18,524, respectively.

Share Based Compensation

Share-based compensation expense related to stock option and restricted stock awards, is recognized based on the grant-date fair values. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

Concentrations and Credit Risk

The Company has two significant customers that represented 83% and 80% of our revenue for the years ended December 31, 2021 and 2020, respectively. These customers had approximately $1,910,000 and $436,000 in accounts receivable at December 31, 2021 and 2020, respectively.

We had two significant vendors that represented 13% of our purchases and had approximately $136,000 in accounts payable at December 31, 2021. The Company had one vendor that represented 13% of our purchases for the year ended December 31, 2020. This vendor had approximately $61,000 in accounts payable at December 31, 2020.

Restatement of the Consolidated Financial Statements

The purpose of this restatement is to correct an error in the Company’s previously issued financial statements for the year ended December 31, 2020 in connection with the classification of $945,707 of inventory converted to property, plant and equipment reported within the Supplemental Information section of the Statement of Cash Flows. The $945,707 in inventory converted to property, plant and equipment has now been re-classified to purchases of property, plant and equipment in the Cash Flows from Investing Activities section of the Statement of Cash Flows.

There was no effect of the restatement to the Company’s consolidated balance sheet, consolidated statement of operations and consolidated statement of changes in stockholders’ deficit for the year ended December 31, 2020.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality (“SAB 99”) and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), the Company has determined that the impact of adjustments relating to the correction of this accounting error are not material to previously issued annual audited financial statements.

The effects of the restatement on the Company’s consolidated statement of cash flows for the year ended December 31, 2020 are as follows:

		December 31, 2020
		As Reported	As Restated
-	Net cash provided in operating activities	575,239	1,520,946
-	Net cash used in investing activities	(71,806)	(1,017,513)

There was no impact to net cash provided by financing activities within our consolidated statement of cash flows nor was there an impact on the net change in cash resulting from restatement.

Reclassifications

Certain prior year amounts have been reclassified on the balance sheet to conform to the current year presentation. The reclassifications were within accounts payable and accrued expenses and did not impact net income. In addition, there was a reclass in note 12 for 2020.

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

Revenue generally does not include right of return or other significant post-delivery obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We elected to treat shipping and handling costs as a fulfillment cost instead of as a separate performance obligation. We recognize the cost for shipping and handling when incurred as an expense in cost of revenue.

All of our contracts are less than one year in duration. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Disaggregation of Revenue

Approximately 87% of our revenue is from the United States and approximately 13% is from the Middle East for the year ended December 31, 2021. For the year ended December 31, 2020, approximately 82% of our revenue was from the United States and approximately 18% was from the Middle East.

Revenue disaggregated by revenue source are as follows:

	December 31,
	2021	2020

Tool Revenue:
Tool and product sales	$2,610,500	$1,145,520
Tool rental	1,716,556	1,884,329
Other related revenue	4,917,426	4,020,687
Total Tool Revenue	9,244,482	7,050,536

Contract Services	4,091,667	3,420,262

Total Revenue	$13,336,149	$10,470,798

Contract Costs

We do not incur any material costs of obtaining contracts.

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under Topic 606.

NOTE 3. INVENTORIES

Inventories were comprised of the following:

	December 31, 2021	December 31, 2020
Raw material	$769,547	$733,734
Work in progress	65,945	50,631
Finished goods	339,143	235,643
	$1,174,635	$1,020,008

The Company wrote off $0 and $4,800 related to slow moving inventory in 2021 and 2020, respectively.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	December 31, 2021	December 31, 2020
Land	$880,416	$880,416
Buildings	4,764,441	4,764,441
Leasehold improvements	755,039	755,039
Machinery, equipment, and rental tools	12,207,497	11,298,642
Office equipment, fixtures and software	628,358	628,358
Transportation assets	265,760	265,760
	19,501,511	18,592,656
Accumulated depreciation	(12,571,182)	(11,057,558)
	$6,930,329	$7,535,098

In February 2020, the Company sold the airplane for a gain of approximately $142,000. The Company recorded a $30,000 impairment related to the hangar in March 2020. In February 2021, the Company sold the hangar for a gain of $10,000 which was recorded in the first quarter of 2021.

Depreciation expense related to property, plant and equipment for the years ended December 31, 2021 and 2020 was $1,520,201 and $1,649,729 respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	December 31, 2021	December 31, 2020
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(14,663,889)	(14,080,556)
	$236,111	$819,444

Amortization expense related to intangible assets for the years ended December 31, 2021 and 2020 was $583,333 and $1,166,667, respectively.

These intangible assets will be amortized over their expected useful lives using the straight-line method, which is a weighted-average amortization period of 6.3 years. As of December 31, 2021, the Company will recognize the following amortization expense for the respective periods ending December 31 noted below:

2022	166,667
2023	69,444
Total	$236,111

During the years ended December 31, 2021 and 2020, there were no impairments recognized related to other intangible assets.

NOTE 6. RELATED PARTY NOTE RECEIVABLE

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco in order to take over the legal position as Tronco’s senior secured lender. Tronco is an entity owned by Troy and Annette Meier. Effective August 2017, the Company fully reserved the related party note receivable of $6,979,043, which reduced the related party note receivable balance to $0. The Company continues to hold the 8,267,860 shares of the Company’s common stock as collateral. The Company will record a recovery of the loan upon receiving repayment of the note or interest in other income. On July 7, 2020, the Company entered into an amended and restated loan agreement and note with Tronco changing the payment terms on the note. As amended, the interest rate on the note is fixed at 2% per annum. The note matures with a balloon payment of all unpaid interest and principal due on December 31, 2022.

A bonus was accrued but not paid to the Meiers during 2020. The Meiers did not make a Tronco interest payment in 2020. An after tax bonus payable to the Meiers of $707,000 was applied towards the Tronco note comprising approximately $365,000 in interest and approximately $342,000 towards the principal amount of the note. The Tronco note balance as of December 31, 2021 was approximately $6,749,000.

NOTE 7. LEASES

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

The table below presents the lease related assets and liabilities recorded on the Company’s consolidated balance sheet as of December 31, 2021:

	Classification on Balance Sheet	December 31, 2021
Assets
Operating lease assets	Operating lease right of use assets	$20,518
Total lease assets		$20,518

Liabilities
Current liabilities
Operating lease liability	Current operating lease liability	$13,716
Noncurrrent liabilities
Operating lease liability	Long-term operating lease liability	6,802
Total lease liability		$20,518

The lease expense and the cash paid under operating leases for the year ended December 31, 2021 was $48,621. At December 31, 2021, the weighted average remaining lease terms were 0.97 years and the weighted average discount rate was 7.25%.

The following is the aggregate future lease payments for operating leases as of December 31, 2021:

2022	15,252
2023	8,052
Total undiscounted lease payments	23,304
Less: effects of discounting	(2,786)
Present value of lease payments	$20,518

NOTE 8. LONG-TERM DEBT

Long-term debt is comprised of the following:

	December 31, 2021	December 31, 2020

Hard Rock Note	$750,000	$1,500,000
Credit Agreement	1,312,194	825,366
Machinery loans	357,963	466,448
Transportation loans	32,277	56,572
	2,452,434	2,848,386
Current portion of long-term debt	(2,195,759)	(1,397,337)
	$256,675	$1,451,049

Hard Rock Note

In 2014, the Company purchased all of the interests of Hard Rock Solutions, LLC (“Hard Rock”). Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”). The Hard Rock Note and subsequent amendments are secured by all of the patents, patents pending, other patent rights, and trademarks transferred to Hard Rock.

The Hard Rock Note has a remaining balance of $750,000 as of December 31, 2021, accrues interest at 8.00% per annum and is fully payable on October 5, 2022. The Company paid an interest payment on the note on January 20, 2022 of $17,589 and is obligated to pay interest payments on April 5, 2022 and July 5, 2022. For the year ended December 31, 2021 the Company made a total of $104,877 in interest payments related to the Hard Rock note.

Credit Agreement

In February 2019, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Austin Financial Services, Inc. (“AFS”). The Credit Agreement provides a $4,300,000 credit facility, which includes a $800,000 term loan (the “Term Loan”) and a $3,500,000 line of credit (the “LOC”). As of December 31, 2021, we had approximately $333,000 outstanding on the Term Loan and approximately $1,000,000 outstanding on the LOC. Amounts outstanding under the LOC at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect (less a dilution reserve as determined by AFS in its sole good faith discretion), plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS.

The Credit Agreement contains various restrictive covenants that, among other things, limit or restrict the ability of the borrowers to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; make investments; engage in mergers, acquisitions and dispositions; make optional prepayments of other indebtedness; engage in transactions with affiliates; and enter into restrictive agreements. The Credit Agreement does not include any financial covenants. If an event of default occurs, the lenders are entitled to accelerate the advances made thereunder and exercise rights against the collateral. Borrowing under the LOC is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause. At December 31, 2021, we were in compliance with the covenants in the Credit Agreement.

The interest rate for the Term Loan and the LOC is prime plus 2%. At December 31, 2021, the interest rate for the Term Loan was 8.85%, which includes a 3.6% management fee rate. Even if our borrowings under the LOC are less than $1,000,000, we still pay interest as if we had borrowed $1,000,000. At December 31, 2021, we had approximately $9,700 of accrued interest. The obligations of the Company under the Credit Agreement are secured by a security interest in substantially all of the tangible and intangible assets of the Company, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment or intellectual property. A collateral management fee is payable monthly on the used portion of the LOC and Term Loan. The Credit Agreement matures on February 20, 2023, subject to early termination pursuant to the terms of the agreement or extension as may be agreed by the parties.

Equipment Loans

The Company has purchased equipment and financed the purchases with a financing company and a bank. At December 31, 2021, the balance outstanding for the equipment loans was approximately $357,963. Monthly payments are approximately $11,830, the interest rate ranges from 5.9% to 8.06%, and the notes mature in November 2024 and February 2025.

Transportation Loans

Vehicles

Our loans for Company vehicles and other transportation are with various financing parties we have engaged with in connection with the acquisition of the vehicles. As of December 31, 2021, one vehicle loan was outstanding in the amount of $32,277 bearing interest of 6.99%, a maturity date of June 2024 and is collateralized by the vehicle. The monthly payment is $1,169, including principal and interest.

Future annual maturities of total debt are as follows (1):

Year
2022	2,214,283
2023	140,967
2024	115,165
2025	3,632
Total debt	$2,474,047

(1)	Excludes discounts for debt issuance costs.

NOTE 9. FINANCING OBLIGATION

On December 7, 2020, the Company entered into a sale agreement (the “Sale Agreement”). Pursuant to the terms of the Sale Agreement, the Company sold land and property related to the Company’s headquarters and manufacturing facility in Vernal, Utah (the “Property”) for a purchase price of $4,448,500. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company will lease back the Property at an annual rate of $311,395 with payments made monthly, subject to annual rent increases of 1.5%. Under the Lease Agreement, the Company has an option to extend the term of the lease and to repurchase the Property. Due to this repurchase option, the Company was unable to account for the transfer as a sale under ASC Topic 842, Leases, and as such, the transaction is a failed sale-leaseback that is accounted for as a financing transaction.

The Company received cash of $1,622,106, retired real estate debt of $2,638,773 and recorded a financing obligation liability of $4,260,879 related to the transaction. There was no gain recorded since sale accounting was precluded. The financing obligation has an implied interest rate of 6.0%. At the conclusion of the fifteen-year lease period, the financing obligation residual will be $2,188,710, which will correspond to the carrying value of the property. The Company paid $61,616 and $25,950 of principal in 2021 and 2020, respectively. The balance of the financing obligation at December 31, 2021 was $4,178,336.

The financing obligation is summarized below:

December 31, 2021
Finance obligations for sale-leaseback transactions	$4,178,336
Current principal portion of finance obligation	(65,678)
Non-current portion of finance obligation	$4,112,658

The following is the aggregate future lease payments that include principal and interest for the finance obligation as of December 31, 2021:

2022	316,384
2023	321,130
2024	325,947
2025	330,836
2026	335,799
Thereafter	3,257,778
Total undiscounted lease payments	4,887,874
Residual value of the property (included in the future payments)	2,188,711
Less: effects of discounting	(2,898,249)
Present value of lease payments	$4,178,336

NOTE 10. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana, Lafayette Division, asserting that Stabil Drill Specialties, LLC’s (“Stabil Drill”) Smoothbore Eccentric Reamer infringes the patents of Extreme Technologies (one of our subsidiaries) on our patented Drill-N-Ream well bore conditioning tool. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. Additionally, on May 20, 2019, Extreme Technologies, LLC sued Short Bit & Tool Co. and Lot William Short, Jr. (“Defendants”) in the Northern District of Texas-Dallas Division for their work manufacturing the Smoothbore Eccentric Reamer for Stabil Drill. The Dallas lawsuit is stayed pending resolution of the first-filed, Houston suit. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which resulted in a brief, automatic stay of the litigation. Superior Energy Services announced on February 2, 2021, that it successfully completed its financial restructuring and emerged from Chapter 11 bankruptcy, but this bankruptcy did not affect Extreme’s claims against Superior’s subsidiary Stabil Drill. On March 9, 2021, the Court lifted the automatic bankruptcy stay, and on May 12, 2021, the Court denied Stabil Drill’s motion for summary judgment of non-infringement. The parties are preparing this case for trial and expect a jury trial setting in late 2022 or early 2023.

NOTE 11. INCOME TAXES

Components of income tax expense are as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Current income taxes:
Federal	$-	$-
State	5,964	10,481
International	104,787	104,515
Current provision for income taxes	110,751	114,996
Deferred provision (benefit) for income taxes:
Federal	-	-
State	-	-
Deferred provision (benefit) for income taxes	-	-
Provision for income taxes	$110,751	$114,996

The non-current deferred tax assets and liabilities consist of the following:

Deferred tax assets:
263A adjustment	$14,204	$12,133
Accrued expenses	-	183,282
Prepaid expenses	(27,498)	(15,458)
Stock compensation	159,315	122,191
Stock option	71,251	70,201
Amortization of intangibles	2,661,090	2,839,598
Net operating loss	3,246,413	2,898,078
Allowances	1,632,266	1,686,952
Sale-leaseback – lease liability	1,010,467	1,008,663
Others	22,181	20,102
Total non-current deferred tax assets	8,789,689	8,825,742

Deferred tax liabilities:

Depreciation on sale-leaseback fixed assets	(942,799)	(967,055)
Depreciation on fixed assets	(46,881)	(251,190)
Total non-current deferred tax liabilities	(989,680)	(1,218,245)

Net non-current deferred tax assets/liabilities	7,800,010	7,607,497
Less: Valuation Allowance	(7,800,010)	(7,607,497)
Total deferred tax assets / liabilities	$-	$-

The Company’s tax expense differs from the statutory tax benefit for the   years ended December 31, 2021 and 2020 and the reconciliation is as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

Tax benefit at federal statutory rate	$(88,001)	$(696,124)
State income taxes	4,712	8,280
Foreign income taxes	79,445	-
Permanent differences	38,458	(219,880)
Change in valuation allowance	192,512	903,335
Other adjustment/tax expense true-up	-	79,651
Other - State rate effect	(13,532)	(92,760)
Change in status	(125,747)	66,835
Other	22,904	65,659
Provision for income taxes	$110,751	$114,996

In calendar years 2021 and 2020, the Company paid no income taxes and approximately $14,000, respectively.

We have total federal income tax Net Operating Loss (NOL) carryforwards of $13,424,000 of which $10,067,000 pertains to pre-2018 losses and $3,357,000 pertains to post-2017 losses. The pre-2018 losses will begin to expire between 2035 and 2037. The post-2017 losses can be carried forward indefinitely, however, only 80% of these losses can offset taxable income.

We believe that it is more likely than not that the benefit from these NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $3,246,000 on these deferred tax assets.

In accordance with the accounting under ASC Topic 740, the Company has recorded a liability for an uncertain tax position taken on its international income tax returns. Penalties related to this income tax liability are included as a component of income tax expense in the accompanying statements of operations.

The Company had approximately 206,000 and $106,000 of accrued income tax payable, including accrued penalties, as of December 31, 2021, and 2020, respectively, which are included as a separate line in current liabilities in the accompanying balance sheets. The amount of penalties charged to income tax expense as a result of this uncertain tax position was $6,000 and $ 0 for the years ended December 31, 2021, and 2020, respectively.

NOTE 12. SHARE-BASED COMPENSATION

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

In 2015, our stockholders approved the Superior Drilling Company, Inc. 2015 Long Term Incentive Plan (the “2015 Incentive Plan”). The purpose of the 2015 Incentive Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and its affiliates and by motivating such persons to contribute to the growth and profitability of the Company and our affiliates. In 2020, the Company’s board of directors approved an additional 2,543,448 shares of the Company’s common stock to be added to the 2015 Incentive Plan. Subject to adjustment as provided in the 2015 Incentive Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued with respect to awards under the 2015 Incentive Plan is 5,576,326. As of December 31, 2021, there were 455,000 remaining shares that can be granted under the Company’s 2015 Incentive Plan.

Restricted stock units

On August 9, 2021, the Board of Directors granted 1,231,541 restricted stock units from the 2015 Incentive Plan to executive management and directors based on the average price of the Company’s common stock on the date of the grant. These restricted units will vest over a three - year period.

On August 7, 2020, the Board of Directors granted 1,544,719 restricted stock units from the 2015 Incentive Plan to executive management and directors based on the average price of the Company’s common stock on the date of the grant. These restricted units will vest over a three - year period.

Compensation expense recognized for grants of restricted stock vesting under the 2015 Incentive Plan was approximately $754,000 and $545,000 for the years ending December 31, 2021 and 2020, respectively. The Company recognized compensation expense and recorded it as share-based compensation in the consolidated statement of operations.

Total unrecognized compensation expense related to unvested restricted stock units expected to be recognized over the remaining weighted vesting period of 2.25 years equaled approximately $1,603,321 at December 31, 2021. These shares vest over three years.

The following table summarizes RSU activity for the years ended December 31, 2021 and 2020:

	2021		2020
	Number of Restricted Stock Units	Weighted - Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted - Average Grant Date Fair Value
Unvested RSU’s at beginning of period	1,796,897	$0.71	706,394	$1.24
Granted	1,231,541	0.76	1,544,719	0.59
Forfeited	(10,000)	0.59	(110,000)	0.59
Vested	(733,528)	0.83	(344,216)	1.29
Unvested RSU’s at end of period	2,284,910	$0.70	1,796,897	$0.71

Stock Options

On August 9, 2021 the Board of Directors approved to be granted 74,996 stock options under the 2015 Incentive Plan to employees. These options were granted to employees on December 10, 2021 at a grant price of $0.78. The fair value, based on the Black-Scholes option pricing model, on the date of grant was $0.31. The options vest 33.3% on the grant date, 33.3% on the first anniversary of the grant date and 33.4% on the second anniversary of the grant date.

The Company recognized stock-based compensation expense of approximately $3,000 during the year ended December 31, 2021 related to stock options.

The following table summarizes stock options outstanding and changes during the years ended December 31, 2021 and 2020:

	2021		2020
	Number of Stock Options	Weighted - Average Exercise Price	Number of Stock Options	Weighted - Average Exercise Price
Stock options outstanding at beginning of period	498,277	$1.53	588,133	$1.50
Granted	74,996	0.78	-	-
Exercised	(1,865)	0.86	-	-
Expired	(172,828)	1.67	(51,971)	1.40
Canceled or forfeited	-	-	(37,885)	1.19
Stock options outstanding at end of period	398,580	$1.34	498,277	$1.53
Stock options exercisable at end of period	321,586	$1.47	481,076	$1.55

The fair value of stock options granted to employees and directors in 2021 was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

Expected volatility	59.50%
Discount rate	1.25%
Expected life (years)	2
Dividend yield	NA

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

NOTE 13. GEOGRAPHICAL OPERATIONS INFORMATION

The following summarizes revenue by geographic location:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

Revenue:
North America	$11,619,593	$8,590,933
International	$1,716,556	$1,879,865
	$13,336,149	$10,470,798

The following summarizes net property, plant and equipment by geographic location:

	December 31, 2021	December 31, 2020
Property, plant and equipment, net:
North America	$5,762,066	$6,008,431
International	1,168,263	1,526,667
	$6,930,329	$7,535,098

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Upon evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective in connection with the preparation of the consolidated financial statements as of December 31, 2021.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning our directors, executive officers and significant employees as of December 31, 2021:

Name	Age	Position
G. Troy Meier	60	Board Chair, Class III Director and Chief Executive Officer
Annette Meier	59	Class II Director, President and Chief Operating Officer
James R. Lines	60	Class II Director
Robert Iversen	67	Class III Director
Michael V. Ronca	68	Class I Director
Christopher D. Cashion	66	Chief Financial Officer

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

Annette Meier. Ms. Meier has served as our Class II Director, President and Chief Operating Officer since 2014. Ms. Meier has over 25 years of experience in the oil and gas industry. Since our inception in 1999 to the present, Ms. Meier has managed all of our day-to-day operations and business. In 2008, Ms. Meier envisioned and co-created “CHUCK,” our custom shop management and inventory program software. Ms. Meier was also instrumental to the development of the “nucleus grinding system” that is currently utilized in our new manufacturing processes. In 2005, Ms. Meier served as the creator and chief architect of the Ropers Business Park, the state-of-the-art campus that houses our remanufacturing and new manufacturing facilities in Vernal, Utah. Ms. Meier’s understanding of our business processes resulted in her designing and facilitating the SMART FACILITY layout, process and control systems within the manufacturing plant. Previously, in 1993, Ms. Meier co-founded and managed our predecessor company, Rocky Mountain Diamond. As the co-founder, Ms. Meier for the last seven years has focused 100% of her attention on our development and growth. In 2015, Ms. Meier was elected to serve on the Governor’s Office of Economic Development Board (GOED) for the state of Utah. Ms. Meier has been the recipient of numerous state, local and industry awards over the years that recognized her for innovation and leadership.

Ms. Meier was selected to serve on our Board of Directors because of her extensive industry experience, her role as our co-founder and substantial knowledge of our day-to-day operations, and her and Mr. Meier’s majority shareholding. Ms. Meier is married to G. Troy Meier.

James Lines. Mr. Lines has served as a Class II director since December 2016 and is Chairman of the Audit Committee. He also serves on the Compensation Committee and the Nominating and Governance Committee of our Board of Directors. Mr. Lines had served as President and Chief Executive Officer of Graham Corporation since January 2008 and retired on August 31,2021. Graham designs, manufactures and sells critical equipment for the energy, defense and chemical/petrochemical industries. Previously, Mr. Lines served as Graham’s President and Chief Operating Officer since June 2006. Mr. Lines has served Graham in various capacities since 1984, including Vice President and General Manager, Vice President of Engineering and Vice President of Sales and Marketing. Prior to joining its management team, he served Graham as an application engineer and sales engineer as well as a product supervisor. Mr. Lines holds a B.S. in Aerospace Engineering from the State University of New York at Buffalo.

Mr. Lines was selected to serve on the Board of Directors due to his extensive experience in growing a midsize business, as well as his background in manufacturing and engineering in the energy industry.

Robert E. Iversen. Mr. Iversen has served as a Class III Director since 2014, has been the Lead Independent Director from December 2016 to August 2019, and is the Chairman of the Compensation Committee since joining the Board. He has also been a member of the Audit Committee and the Nominating and Governance Committee since 2014. Mr. Iversen has broad executive and operational management experience in the sales, service, and manufacturing sectors of the global upstream oil and gas industry. Currently, Mr. Iversen is a partner and president of CTI Energy Services, LLC of Springtown, Texas, a drilling services company he started in 2011. Mr. Iversen has strong experience in the development and commercialization of new technology products and in company marketing and advertising programs. Previously, Mr. Iversen collaborated with G. Troy Meier as a partner and senior vice president in Tronco Energy Services from 2008 to 2011. From 2002 to 2008, he served as President and other C-level positions with Ulterra Drilling Technologies (Fort Worth, Texas), INRG (Houston, Texas) and NQL Energy Services (Nisku, Alberta). In 1994, Mr. Iversen and partners purchased the U.S. division of DBS Stratabit, a small, underperforming diamond bit company, where, as President until 2002, he built it into a top tier provider of high technology products. Mr. Iversen previously held numerous executive positions in marketing, technology and engineering at various divisions of the Baker Hughes companies, and their predecessors, from 1980 through 1994. Mr. Iversen holds a Bachelor of Science Petroleum Engineering, Montana Tech, as well as numerous technical and executive post-graduate certifications.

Mr. Iversen was selected to serve on our Board of Directors because of his strong experience with start-up companies and the development and commercialization of new technology products. Mr. Iversen further brings his broad executive and operational management expertise in the oil and gas industry.

Michael Ronca. Mr. Ronca has served as a Class I director since 2014, is the Lead Independent Director starting August 2019, and is Chairman of the Nominating and Governance Committee. He also serves on the Audit Committee and Compensation Committee of our Board of Directors. Mr. Ronca has over 30 years of experience as an executive building and monetizing businesses. Since 2009, Mr. Ronca has served as President and Chief Executive Officer of Eagle Ridge Energy, LLC, an oil and gas exploration and development company active in north and central Texas. Previously, he served as Chairman of BAS Oil & Gas, a private company active in developing reserves in the Barnett Shale trend in North Texas. Mr. Ronca has a long history of participating in the energy industry starting with his time at Tenneco Inc., where he served as the Assistant to the Chairman and CEO and later established a new oil and gas division which operated throughout the offshore and onshore Gulf Coast region. He later executed a leveraged buyout with the backing of private equity and soon after took the company public on the NYSE under the name of Domain Energy where he also served as President and CEO. In 1998, Domain Energy merged into Range Resources where Mr. Ronca served as Chief Operating Officer for several years. Mr. Ronca has a BS degree from Villanova University and an MBA in Finance from Drexel University.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2021, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.

Material Changes in Director Nominations Process

There have not been any material changes to the procedures by which shareholders may recommend nominees to our Board.

Audit Committee

Our Audit Committee is comprised solely of “independent” directors, as defined under and required by Rule 10A-3 of the Exchange Act and the NYSE American rules. Our Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm. The oversight of our independent public accounting firm includes reviewing the plans and results of the audit engagement with the firm, approving any additional professional services provided by the firm and reviewing the independence of the firm. Commencing with our first report on internal controls over financial reporting, the Committee will be responsible for discussing the effectiveness of the internal controls over financial reporting with our independent registered public accounting firm and relevant financial management. The members of this Committee are Messrs. Iversen, Ronca, and Lines with Mr. Lines serving as committee chair. Our Board of Directors has determined that Mr. Lines qualifies as an “audit committee financial expert,” as defined by the rules under the Exchange Act. The Audit Committee held four meetings in 2021.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides information concerning compensation paid or accrued during the fiscal years ended December 31, 2021 and 2020, to our principal executive officer, our chief operating officer and our principal financial officer, to whom we sometimes refer together as our “named executive officers.”

Name and Principal Position	Year	Salary		Bonus		Stock Awards (3)		Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
G. Troy Meier	2021	$444,666	(1)	$665,000	(2)	$332,500	(4)	$—	$—	$8,012	(5)	$1,450,178
Chief Executive Officer	2020	$403,750	(1)	$-	(2)	$152,612	(4)	$—	$—	$8,184	(5)	$564,546

Annette Meier	2021	$395,201	(1)	$595,000	(2)	$255,000	(4)	$—	$—	$12,288	(5)	$1,257,489
President and Chief Operating Officer	2020	$361,250	(1)	$-	(2)	$117,041	(4)	$—	$—	$12,291	(5)	$490,582

Christopher Cashion	2021	$276,989	(1)	$—		$120,000	(4)	$—	$—	$11,566	(6)	$408,555
Chief Financial Officer	2020	$255,000	(1)	$—		$82,617	(4)	$—	$—	$11,923	(6)	$349,540

(1)	Salary amounts represent base compensation for the individuals indicated.

(2)

A bonus of $332,500 was accrued but not paid in 2020 for Mr. Meier, and a bonus of $297,500 was accrued but not paid for Ms. Meier. Additionally, a bonus of $332,500 was accrued in 2021 for Mr. Meier, and a bonus of $297,500 was accrued for Ms. Meier. The sum of bonuses for both years of $665,000 and $595,000 was attributable to Mr. Meier and Ms. Meier during the year ending December 31, 2021, respectively, which amounts net of taxes (approximately $707,000) were used to offset the Tronco related party obligation.

(3)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 12 Share-Based Compensation to our consolidated financial statements included herein.

(4)

The grant date fair value for these restricted stock awards was based on the average price of our common stock on the grant date (August 7, 2020), which was $0.5875 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on August 7, 2021, 33.3% of the shares of restricted common stock will vest on August 7, 2022 and 33.4% of the shares of restricted common stock will vest on August 7, 2023.

The grant date fair value for these restricted stock awards was based on the average price of our common stock on the grant date (August 9, 2021), which was $0.765 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on August 9, 2022, 33.3% of the shares of restricted common stock will vest on August 9, 2023 and 33.4% of the shares of restricted common stock will vest on August 9, 2024.

(5)	Represents certain company paid health care costs for G. Troy Meier and Annette Meier, life insurance costs, and personal use of a company vehicle.

(6)	Represents certain company paid health care costs and life insurance costs.

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

Outstanding Equity Awards for Year Ended December 31, 2021

The following table shows the number of shares covered by exercisable and unexercisable options awards and stock awards held by our named executive officers on December 31, 2021 that were made under the 2015 Long Term Incentive Plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h) (1)		(i)	(j)

G. Troy Meier	-					173,264	$101,793	(3)	-	-
						434,641	$332,500	(2)	—	—

Annette Meier	-					132,880	$117,041	(3)	-	-
						333,333	$255,000	(2)	—	—

Christopher Cashion (5)	11,995	—	—	1.73	03/04/2026
	12,416	—	—	1.67	03/18/2026
	15,057	—	—	1.37	03/31/2026
						41,676	$40,005	(4)	—	—
						93,797	$55,106	(3)	—	—
						156,863	$120,000	(2)	—	—

(1)	See Note 12 – Share-Based Compensation in the consolidated financial statements included herein.

(2)	The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (August 9, 2021), which was $0.765 per share. The remaining restricted stock awards will vest in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock will vest on August 9, 2022, 33.3% of the shares of restricted common stock will vest on August 9, 2023, and 33.4% of the shares of restricted common stock will vest on August 9, 2024.

(3)	The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (August 7, 2020), which was $0.5875 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on August 7, 2021, 33.3% of the shares of restricted common stock will vest on August 7, 2022 and 33.4% of the shares of restricted common stock will vest on August 7, 2023.

(4)	The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (July 30, 2019), which was $0.96 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on July 30, 2020, 33.3% of the shares of restricted common stock vested on July 30, 2021 and 33.4% of the shares of restricted common stock will vest on July 30, 2022.

(5)	During March 2016, the named executive officer agreed to receive awards of stock options in lieu of base salary. The grant date fair value for the stock option awards was based on the closing price of our common stock on the grant date of a) March 4, 2016, which was $1.73 per share; b) March 18, 2016, which was $1.67 per share; and c) March 31, 2016, which was $1.37 per share. All options vested 100% on the grant date and have a ten year term expiring on March 4, 2026, March 18, 2026 and March 31, 2026, respectively. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

Director Compensation

Our employee directors are not separately compensated for their service as a director. In 2021, each of our non-employee directors received 90,039 shares of restricted common stock for his service as a director. In addition to receiving shares of stock, our non-employee directors earned the following fees: Mr. Lines, $71,500; Mr. Iverson, $67,600; and Mr. Ronca, $99,667. The members of our Board of Directors are entitled to reimbursement of their expenses incurred in connection with the attendance at Board and committee meetings in accordance with Company policy.

The following table summarizes the annual compensation for our non-employee directors during 2021.

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards (c) (1)	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
James R. Lines	$68,750	$75,000	-	-	-	-	$143,750
Robert Iversen	$65,000	$75,000	-	-	-	-	$140,000
Michael V. Ronca	$95,833	$75,000	-	-	-	-	$170,833

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of awards granted by the Board of Directors. See Note 13 - Share-Based Compensation in the consolidated financial statements included herein. The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (August 9, 2021), which was $0.765 per share, respectively. As of December 31, 2021, Mr. Lines, Mr. Iversen and Mr. Ronca each have an aggregate of 548,271 outstanding shares of unvested restricted stock. The restricted stock awards have the following vesting schedule: a) for the shares granted on July 30, 2019: 33.3% of the shares of restricted common stock vested on the first anniversary of the date of grant, 33.3% of the shares of restricted common stock vested on the second anniversary of the date of grant and 33.4% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date; b) for the shares granted on August 7, 2020: 33.3% of the shares of restricted common stock vested on the first anniversary of the date of grant, 33.3% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 33.4% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date and c) for the shares granted on August 9, 2021 33.3% of the shares of restricted common stock will vest on the first anniversary of the date of grant, 33.3% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 33.4% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2021, by:

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

Name and Address of Beneficial Owner	Numbers of Shares of Common Stock Beneficially Owned	% of Common Stock Outstanding (1)
G. Troy Meier (2)	10,987,926	38.9%
Annette Meier (3)	10,734,062	38.0%
Christopher D. Cashion (4), (9)	806,026	2.9%
James R. Lines (5), (6)	376,290	1.3%
Robert Iversen (5), (7)	531,675	1.9%
Michael V. Ronca (5), (8)	472,202	1.7%
Executive Officers and Directors as a group (6 persons)	13,999,724	49.6%

(1)	Based on 28,235,001 shares outstanding as of December 31, 2021. Unless otherwise noted, the address for the holder is 1583 South 1700 East, Vernal, Utah 84078.

(2)	Includes (i) 5,641,510 shares of common stock indirectly owned through his ownership in Meier Family Holding Company, LLC, and (ii) 3,173,350 shares of common stock indirectly owned through his ownership in Meier Management Company, LLC. Also includes 471,564 shares of vested restricted common stock, 607,905 shares of unvested restricted common stock. The unvested restricted stock will vest on August 9, 2022, August 9, 2023, and August 9, 2024.

(3)	Includes (i) 5,641,510 shares of common stock indirectly owned through her ownership in Meier Family Holding Company, LLC, and (ii) 3,173,350 shares of common stock indirectly owned through her ownership in Meier Management Company, LLC. Also includes 359,392 shares of vested restricted common stock, 466,213 shares of unvested restricted common stock. The unvested restricted stock will vest on August 9, 2022, August 9, 2023, and August 9, 2024.

(4)	Includes (a) 125,000 shares of restricted common stock that vests in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on July 30, 2020, 33.3% of the shares of restricted common stock vested on July 30, 2021, and 33.4% of the shares of restricted common stock will vest on July 30, 2022; (b) 140,625 shares of restricted common stock that vests in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on August 7, 2021, 33.3% of the shares of restricted common stock will vest on August 7, 2022, and 33.4% of the shares of restricted common stock will vest on August 7, 2023 and (c) 156,863 shares of restricted common stock that vests in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock will vest on August 9, 2022, 33.3% of the shares of restricted common stock will vest on August 9, 2023, and 33.4% of the shares of restricted common stock will vest on August 9, 2024.

(5)	Includes (a) 78,125 shares of restricted common stock that vests in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on July 30, 2020, 33.3% of the shares of restricted common stock will vest on July 30, 2021, and 33.4% of the shares of restricted common stock will vest on July 30, 2022; (b) 87,891 shares of restricted common stock that vests in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on August 7, 2021, 33.3% of the shares of restricted common stock will vest on August 7, 2022, and 33.4% of the shares of restricted common stock will vest on August 7, 2023; (d) 98,390 shares of restricted common stock that vests in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock will vest on August 9, 2022, 33.3% of the shares of restricted common stock will vest on August 9, 2023, and 33.4% of the shares of restricted common stock will vest on August 9, 2024.

(6)	The address of Mr. Lines is c/o Superior Drilling Products Inc.

(7)	The address of Mr. Iversen is c/o Superior Drilling Products Inc.

(8)	The address of Mr. Ronca is c/o Superior Drilling Products Inc.

(9)	The address of Mr. Cashion is c/o Superior Drilling Products Inc.

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

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accountant Fees

The following table sets forth the fees incurred by us in fiscal years 2021 and 2020 for services performed by Moss Adams LLP:

	December 31, 2021	December 31, 2020
Audit Fees	$218,782	$170,810
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$218,782	$170,810

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accountants

The charter of the Audit Committee and its pre-approval policy require that the Audit Committee review and pre-approve the Company’s independent registered public accounting firm’s fees for audit, audit-related, tax and other services. The Chairman of the Audit Committee has the authority to grant pre-approvals, provided such approvals are within the pre-approval policy and are presented to the Audit Committee at a subsequent meeting. For the year ended December 31, 2021, the Audit Committee approved 100% of the services described above under the captions “Audit Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements – see Index to Financial Statements appearing on page 34

(2) Financial Statement Schedules – None

(3) Exhibits –

Exhibit No.	Description

1.1

Placement Agency Agreement dated October 12, 2021, between Superior Drilling Products, Inc. and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 19,2021).

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
10.83

Share Purchase Agreement dated October 14, 2021, between Superior Drilling Products, Inc. and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2021).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Moss Adams LLP

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier and Christopher D. Cashion.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Schema

101.CAL	Inline XBRL Calculation

101.DEF	Inline XBRL Definition

101.LAB	Inline XBRL Label

101.PRE	Inline XBRL Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

†	Indicates a management contract or compensatory plan, contract or arrangement.
++	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR DRILLING PRODUCTS, INC.

March 23, 2022	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer (Principal Executive Officer)

March 23, 2022	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 23, 2022	By:	/s/ ANNETTE MEIER
Annette Meier, President, Chief Operating Officer and Director

March 23, 2022	By:	/s/ JAMES LINES
James Lines, Director

March 23, 2022	By:	/s/ ROBERT IVERSEN
Robert Iversen, Director

March 23, 2022	By:	/s/ MICHAEL RONCA
Michael Ronca, Director

