Form 10-Q
period 2022-03-31
Superior Drilling Products, Inc.
filed 2022-05-13
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

There were 28,235,001 shares of common stock, $0.001 par value, issued and outstanding as of May 13, 2022.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED March 31, 2022

PART I - FINANCIAL INFORMATION.

Item 1. Financial Statements

Superior Drilling Products, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$2,854,093	$2,822,100
Accounts receivable, net	3,155,906	2,871,932
Prepaid expenses	248,502	435,595
Inventories	1,024,345	1,174,635
Other current assets	55,744	55,159
Total current assets	7,338,590	7,359,421
Property, plant and equipment, net	7,480,390	6,930,329
Intangible assets, net	194,444	236,111
Right of use assets	18,873	20,518
Other noncurrent assets	65,880	65,880
Total assets	$15,098,177	$14,612,259
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,245,122	$1,139,091
Accrued expenses	609,991	467,462
Income tax payable	212,878	206,490
Current portion of operating lease liability	11,561	13,716
Current portion of financial obligation	67,853	65,678
Current portion of long-term debt, net of discounts	2,116,480	2,195,759
Total current liabilities	4,263,885	4,088,196
Operating lease liability	7,312	6,802
Long-term financial obligation, less current portion	4,093,686	4,112,658
Long-term debt, less current portion, net of discounts	225,396	256,675
Total liabilities	8,590,279	8,464,331
Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 28,235,001 shares issued and outstanding, respectively	28,235	28,235
Additional paid-in-capital	43,281,334	43,071,201
Accumulated deficit	(36,801,671)	(36,951,508)
Total shareholders’ equity	6,507,898	6,147,928
Total liabilities and shareholders’ equity	$15,098,177	$14,612,259

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	Ended March 31,
	2022	2021

Revenue
Tool revenue	$2,769,247	$1,663,763
Contract services	1,360,917	760,890

Total Revenue	4,130,164	2,424,653

Operating costs and expenses
Cost of revenue	1,767,903	1,175,593
Selling, general and administrative expenses	1,646,643	1,515,590
Depreciation and amortization expense	410,733	690,074

Total operating costs and expenses	3,825,279	3,381,257

Operating income (loss)	304,885	(956,604)

Other income (expense)
Interest income	197	48
Interest expense	(123,861)	(138,057)
Gain (loss) on disposition of assets, net	-	10,000
Total other expense	(123,664)	(128,009)

Income (loss) before income taxes	181,221	(1,084,613)
Income tax expense	(31,384)	(17,180)

Net income/(loss)	$149,837	$(1,101,793)

Basic loss earnings per common share	$.01	$(0.04)
Basic weighted average common shares outstanding	28,235,001	25,762,342
Diluted loss per common share	$0.01	$(0.04)
Diluted weighted average common shares outstanding	28,305,101	25,762,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance – December 31, 2021	28,235,001	$28,235	$43,071,201	$(36,951,508)	$6,147,928

Stock-based compensation expense	-	-	210,133	-	210,133
Net income	-	-	-	149,837	149,837

Balance – March 31, 2022	28,235,001	$28,235	$43,281,334	$(36,801,671)	$6,507,898

Balance – December 31, 2020	25,762,342	$25,762	$40,619,620	$(36,421,707)	$4,223,675

Stock-based compensation expense	-	-	167,472	-	167,472
Net income	-	-	-	(1,101,793)	(1,101,793)

Balance – March 31, 2021	25,762,342	$25,762	$40,787,092	$(37,523,500)	$3,289,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended March 31,
	2022	(Restated) 2021
Cash Flows From Operating Activities
Net loss	$149,837	$(1,101,793)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization expense	410,733	690,074
Stock-based compensation expense	210,133	167,473
(Gain) loss on disposition of assets, net	-	(10,000)
Amortization of deferred loan costs	4,631	4,631
Changes in operating assets and liabilities:
Accounts receivable	(283,974)	(256,215)
Inventories	150,290	23,925
Prepaid expenses and other noncurrent assets	186,508	(17,841)
Accounts payable and accrued expenses	248,560	688,449
Income tax payable	6,388	16,380
Net Cash From Operating Activities	1,083,106	205,083
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(919,127)	(74,956)
Proceeds from sale of fixed assets	-	50,000
Net Cash From Investing Activities	(919,127)	(24,956)
Cash Flows From Financing Activities
Principal payments on debt	(131,978)	(135,403)
Payments on revolving loan	(21,541)	(280,245)
Proceeds received on revolving loan	21,533	536,331
Net Cash From Financing Activities	(131,986)	120,683
Net Change in Cash	31,993	300,810
Cash at Beginning of Period	2,822,100	1,961,441
Cash at End of Period	$2,854,093	$2,262,251
Supplemental information:
Cash paid for Interest	$122,157	$130,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Superior Drilling Products, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2022

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Superior Drilling Products, Inc. (the “Company”, “SDPI”, “we”, “our” or “us”) is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling industry. Our drilling solutions include the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool”) and the patented Strider™ Drill String Oscillation System technology (“Strider technology” or “Strider”). In addition, the Company is a manufacturer and refurbisher of PDC (polycrystalline diamond compact) drill bits for a leading oil field services company. We operate a state-of-the-art drill tool fabrication facility, where we manufacture solutions for the drilling industry, as well as customers’ custom products. Our headquarters and manufacturing operations are located in Vernal, Utah.

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

Unaudited Interim Financial Presentation

These unaudited interim condensed consolidated financial statements for the three months ended March 31, 2022 and 2021, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited financial statements and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations expected for the year ended December 31, 2022. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2021 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”).

Segment Reporting

We operate as a single operating segment, which reflects how we manage our business. We operate in North America and the Middle East. See note 9.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant items subject to estimates and assumptions include the carrying amount and useful lives of property and equipment and intangible assets, share-based compensation expense, and valuation allowances for accounts receivable, inventories, and deferred tax assets.

Concentrations of Credit Risk

The Company has two significant customers that represented 90% and 85% of its revenue for the three months ended March 31, 2022 and 2021, respectively. These customers had approximately $2,137,000 and $846,000 in accounts receivable as of March 31, 2022 and 2021, respectively.

The Company had two vendors that represented 13% of its purchases for the three months ended March 31, 2022. These vendors had approximately $122,000 in accounts payable as of March 31, 2022 and purchases in the three months of ended March 31, 2022 from these vendors totaled approximately $274,000. The Company had two vendors that represented 22% of its purchases for the three months ended March 31, 2021. These vendors had approximately $221,000 in accounts payable as of March 31, 2021 and purchases in the three months ended March 31, 2021 from these vendors totaled approximately $239,000.

Restatement of the Consolidated Financial Statements

The purpose of this restatement is to correct an error in the Company’s previously issued financial statements for the year ended March 31, 2021 in connection with the classification of $65,720 of inventory converted to property, plant and equipment reported within the Supplemental Information section of the Statement of Cash Flows. The $65,720 in inventory converted to property, plant and equipment has now been re-classified to purchases of property, plant and equipment in the Cash Flows from Investing Activities section of the Statement of Cash Flows.

There was no effect of the restatement to the Company’s condensed consolidated balance sheet, condensed consolidated statement of operations and condensed consolidated statement of shareholders’ equity for the quarter ended March 31, 2021.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality (“SAB 99”) and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), the Company has determined that the impact of adjustments relating to the correction of this accounting error are not material to previously issued annual audited and unaudited interim financial statements.

The effects of the restatement on the Company’s consolidated statement of cash flows for the quarter ended March 31, 2021 are as follows:

		March 31, 2021
		As Reported	As Restated
-	Net cash from operating activities	139,363	205,083
-	Net cash from investing activities	40,764	(24,956)

There was no impact to net cash provided from financing activities within our consolidated statement of cash flows nor was there an impact on the net change in cash resulting from restatement.

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

Income Tax Expense

The Company recorded income tax expense during the quarter of $31,384 with income before income taxes of $181,221. In the U.S. the Company has not generated a tax liability due to incurring taxable losses.

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

Disaggregation of Revenue

Approximately 91% of our revenue is from North America and approximately 9% is from the Middle East for the three months ended March 31, 2022. For the three months ended March 31, 2021, approximately 86% of our revenue was from North America and approximately 14% was from the Middle East.

Revenue disaggregated by revenue source are as follows:

	Three months ended March 31,
	2022	2021

Tool Revenue:
Tool and product sales	$664,300	$495,000
Tool rental	385,150	336,453
Other related revenue	1,719,797	832,310
Total Tool Revenue	2,769,247	1,663,763

Contract Services	1,360,917	760,890

Total Revenue	$4,130,164	$2,424,653

Contract Costs

We do not incur any material costs of obtaining contracts.

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606.

NOTE 3. INVENTORIES

Inventories are comprised of the following:

	March 31, 2022	December 31, 2021
Raw material	$835,614	$769,547
Work in progress	112,643	65,945
Finished goods	76,088	339,143
	$1,024,345	$1,174,635

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	March 31, 2022	December 31, 2021
Land	$880,416	$880,416
Buildings	4,764,441	4,764,441
Building improvements	755,039	755,039
Machinery and equipment	13,126,624	12,207,497
Office equipment, fixtures and software	628,356	628,358
Transportation assets	265,760	265,760
	20,420,636	19,501,511
Accumulated depreciation	(12,940,246)	(12,571,182)
	$7,480,390	$6,930,329

The Company sold its airplane hangar for a gain of $10,000 in February 2021.

Depreciation expense related to property, plant and equipment for the three months ended March 31, 2022 and 2021 was $369,066 and $398,408, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	March 31, 2022	December 31, 2021
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(14,705,556)	(14,663,889)
	$194,444	$236,111

Amortization expense related to intangible assets for the three months ended March 31, 2022 and 2021 was $41,667 and $291,666, respectively.

NOTE 6. RELATED PARTY NOTE RECEIVABLE

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco Energy Corporation in order to take over the legal position as Tronco’s senior secured lender. Tronco is an entity owned by Troy and Annette Meier. Effective August 2017, the Company fully reserved the related party note receivable of $6,979,043, which reduced the related party note receivable balance to $0. The Company will record a recovery of the loan upon receiving repayment of the note or interest in other income. On July 7, 2020, the Company entered into an amended and restated loan agreement and note with Tronco changing the payment terms on the note. As amended, the interest rate on the note is fixed at 2% per annum. The note matures with a balloon payment of all unpaid interest and principal due on December 31, 2022. The Tronco note balance, including accrued interest, as of March 31, 2022 was approximately $6,783,000 and December 31, 2021 was approximately $6,749,000. The Company continues to hold 8,267,860 shares of the Company’s stock as collateral.

NOTE 7. LONG-TERM DEBT

Long-term debt is comprised of the following:

	March 31, 2022	December 31, 2021
Hard Rock Note	$750,000	$750,000
Credit Agreement	1,233,483	1,312,194
Machinery loans	329,160	357,963
Transportation loans	29,233	32,277
	2,341,876	2,452,434
Less:
Current portion	(2,116,480)	(2,195,759)
Long-term debt, net	$225,396	$256,675

Hard Rock Note

In 2014, the Company purchased all of the interests of Hard Rock Solutions, LLC (“Hard Rock”). Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”). The Hard Rock Note and subsequent amendments are secured by all of the patents, patents pending, other patent rights, and trademarks transferred to Hard Rock.

The Hard Rock Note has a remaining balance of $750,000 as of March 31, 2022, accrues interest at 8.00% per annum and is fully payable on October 5, 2022. The Company paid an interest payment on the note on January 20, 2022 of $17,589 and is obligated to pay interest payments on April 5, 2022 and July 5, 2022 prior to the full payment due on October 5, 2022. In April, the Company made the accrued interest payment of $12,328.77.

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

As of March 31, 2022, we had approximately $250,000 outstanding on the Term Loan and approximately $1,000,000 outstanding on the LOC. Amounts outstanding under the LOC at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect (less a dilution reserve as determined by AFS in its sole good faith discretion), plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS.

The Credit Agreement contains various restrictive covenants that, among other things, limit or restrict the ability of the borrowers to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; make investments; engage in mergers, acquisitions and dispositions; make optional prepayments of other indebtedness; engage in transactions with affiliates; and enter into restrictive agreements. The Credit Agreement does not include any financial covenants. If an event of default occurs, the lenders are entitled to accelerate the advances made thereunder and exercise rights against the collateral. Borrowing under the LOC is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause. As of March 31, 2022, we were in compliance with the covenants in the Credit Agreement.

The interest rate for the Term Loan and the LOC is prime plus 2%. As of March 31, 2022, the interest rate for the Term Loan was 9.10%, which includes a 3.6% management fee rate. Even if our borrowings under the LOC are less than $1,000,000, we still pay interest as if we had borrowed $1,000,000. As of March 31, 2022, we had approximately $10,000 of accrued interest. The obligations of the Company under the Credit Agreement are secured by a security interest in substantially all of the tangible and intangible assets of the Company, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment or intellectual property. A collateral management fee is payable monthly on the used portion of the LOC and Term Loan.

NOTE 8. FINANCING OBLIGATION

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

The Company received cash of $1,622,106, retired real estate debt of $2,638,773 and recorded a financing obligation liability of $4,260,879 related to the transaction. There was no gain recorded since sale accounting was precluded. The financing obligation has an implied interest rate of 6.0%. At the conclusion of the fifteen-year lease period, the financing obligation residual is estimated to be $2,188,710, which corresponds to the carrying value of the property. The balance of the financing obligation as of March 31, 2022 and December 31, 2021 was $4,161,539 and $4,178,336, respectively.

The financing obligation is summarized below:

	March 31, 2022	December 31, 2021
Finance obligations for sale-leaseback transactions	$4,161,539	$4,178,336
Current principal portion of finance obligation	(67,853)	(65,678)
Non-current portion of finance obligation	$4,093,686	$4,112,658

NOTE 9. GEOGRAPHICAL OPERATIONS INFORMATION

The following summarizes revenue by geographic location:

	Three months ended March 31,
	2022	2021

Revenue:
North America	$3,745,014	$2,092,200
Middle East	$385,150	$332,453
	$4,130,164	$2,424,653

The following summarizes net property, plant and equipment by geographic location:

	March 31, 2022	December 31, 2021
Property, plant and equipment, net:
North America	$5,456,973	$5,762,066
Middle East	2,023,417	1,168,263
	$7,480,390	$6,930,329

NOTE 10. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana, Lafayette Division, asserting that Stabil Drill Specialties, LLC’s (“Stabil Drill”) Smoothbore Eccentric Reamer infringes the patents of Extreme Technologies, LLC (one of our subsidiaries) on our patented Drill-N-Ream well bore conditioning tool. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. Additionally, on May 20, 2019, Extreme Technologies, LLC sued Short Bit & Tool Co. and Lot William Short, Jr. (“Defendants”) in the Northern District of Texas-Dallas Division for their work manufacturing the Smoothbore Eccentric Reamer for Stabil Drill. The Dallas lawsuit is stayed pending resolution of the first-filed, Houston suit. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which resulted in a brief, automatic stay of the litigation. Superior Energy Services announced on February 2, 2021, that it successfully completed its financial restructuring and emerged from Chapter 11 bankruptcy, but this bankruptcy did not affect Extreme Technologies claims against Stabil Drill. On March 9, 2021, the Court lifted the automatic bankruptcy stay, and on May 12, 2021, the Court denied Stabil drill’s motion for summary judgment of non-infringement. The parties are preparing this case for trial and expect a jury trial setting in late 2022 or early 2023.

NOTE 11. SHAREHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001. As of March 31, 2022 and December 31, 2021, the number of common shares issued and outstanding was 28,235,001.

The Company did not grant stock options or stock awards during the three months ended March 31, 2022 and 2021, respectively.

NOTE 12. SUBSEQUENT EVENTS

On March 22, 2022, the Company entered into an agreement with Mazak to purchase a new CNC machine for $956,000. A down payment of $286,800 was used to secure the asset. The machine was received on 4/14/2022 and, upon acceptance of the machine, the Company will finance the remaining balance of $669,200.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of March 31, 2022, and our results of operations for the three months ended March 31, 2022 and 2021. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the years ended December 31, 2021 and 2020, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”).

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

Many of these factors are beyond our ability to control or predict. These factors are not intended to represent a complete list of the general or specific factors that may affect us. The events in Ukraine, Russia, and the surrounding areas may result in political instability and may add a potential risk.

In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Item 1A. Risk Factors” in our annual report on form 10-K for the year ended December 31, 2021 and in our subsequent SEC filings. All forward-looking statements speak only as of the date they are made. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Executive Summary

We innovate, design, engineer, manufacture, sell, and repair drilling and completion tools in the United States, Canada, and the Middle East.

We currently have three basic operations:

●	Our emerging technology business that manufactures the Drill-N-Ream tool, our innovative drill string enhancement tool, and Strider technology and other tools,

●	Our PDC drill bit and other tool refurbishing and manufacturing service, and emerging technologies business that manufactures the Drill-N-Ream tool, our innovative drill string enhancement tool, the Strider technology and other tools, and

●	Our new product development business that conducts our research and development, and designs our horizontal drill string enhancement tools, other down-hole drilling technologies, and drilling tool manufacturing technologies.

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

The Russia – Ukraine conflict is a global concern. The Company does not have any direct exposure to Russia or Ukraine through its operations, employee base, investments or sanctions. The Company does not receive goods or services sourced from those countries, does not anticipate any disruption in its supply chain and has no business relationships, connections to or assets in Russia, Belarus or Ukraine. No impairments to assets have been made due to the conflict. The global oil industry has been impacted by this situation, but the Company’s operations and business in the Middle East has not been disrupted to date. The increase in oil producing activities in the United States has benefitted the Company’s operations. We are unable at this time to know the full ramifications of the Russia – Ukraine conflict and its effects on our business.

The total U.S. rig count as reported by Baker Hughes as of April 29, 2022 was 698 rigs, an increase of 112 rigs from the rig count as of December 31, 2021. We expect North American onshore activity to continue to improve throughout 2022 compared with 2021.

The Middle East market is a softer market due to the COVID-19 impact. Although this segment of our business is rebounding, the improvements are at a slower rate compared with the Company’s domestic market.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31,2022 Compared with the Three Months Ended March 31, 2021

The following table represents summary consolidated operating results for the periods indicated:

	Three-Months Ended March 31,
(in thousands)	2022		2021
Tool revenue	2,769	67%	1,664	69%
Contract services	1,361	33%	761	31%
Revenue	4,130	100%	2,425	100%
Operating costs and expenses	3,825	93%	3,381	139%
Operating income (loss)	305	7%	(956)	(39)%
Other expense	(124)	(4)%	(128)	(5)%
Income tax expense	(31)	(1)%	(17)	(1)%
Net income (loss)	150	4%	(1,101)	(45)%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below. Comparisons are to the prior-year period unless stated otherwise.

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Revenue. Our revenue increased approximately $1,705,000 or 70%. Tool revenue increased $1,105,000 or 66% from the prior-year period while contract services increased $600,000 or 79%. Revenue increased as the Company had improved capacity to meet growing demand for bit and other toll manufacturing services as well as continued growth in the number of end users and percentage of rigs using our Drill-N-Ream tool. Higher Contract Services revenue also grew with improved capacity to deliver on increased volume for drill bit and other toll refurbishment services. Demand growth reflects customers increasing the use of outsource manufacturing and refurbishment services and increased drilling activity driven by improved market conditions for the oil & gas industry.

Operating Costs and Expenses. Total operating costs and expenses increased approximately $444,000 for the three-month period ended March 31, 2022.

●	Cost of revenue increased approximately $592,000 due to higher volume. As a percentage of revenue, cost of revenue was 43% and 48% of revenue for the three months ended March 31, 2022 and 2021, respectively. The decline in the cost of revenue as a percent of revenue was the result of strong operating leverage from higher volume.

●	Selling, general and administrative expenses increased approximately $131,000 due in part to an approximate increase in equity compensation expense of $34,000, payroll and tax expenses of $196,000, legal expenses of $9,000, insurance expenses of $9,000 and board compensation of $14,000. Conversely, consulting expenses decreased by approximately $39,000 and tax, audit and related SEC expenses decreased by $92,000.

●	Depreciation and amortization expense decreased approximately $279,000, or 40%, to $411,000. The decrease was primarily a result of fully amortizing a portion of the Company’s intangible assets and fully depreciating manufacturing center equipment.

Other Expense. Other expense primarily consists of interest expense and interest income.

●	Interest expense for the three months ended March 31, 2022 and 2021 was approximately $124,000 and $138,000, respectively.

Income Tax Expense. Income tax expense increased by approximately $14,000 from the prior year due to increased foreign income taxes due to increased revenues from foreign sources.

Liquidity and Capital Resources

As of March 31, 2022, we had working capital of approximately $3,094,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include managing our operating costs and capital spending to reflect revenue trends, accelerating collections of international receivables, and controlling our working capital and debt to enhance liquidity. We will continue to work to grow revenue and manage costs and expect to be cash flow positive in 2022. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

The Hard Rock Note had a remaining balance of $750,000 as of March 31, 2022, accrues interest at 8.00% per annum and is fully payable with accrued interest on October 5, 2022.

Our Credit Agreement facilitated by Austin Financial Services (“AFS”) is comprised of $800,000 Term Loan and $3,500,000 Line of Credit (“LOC”). As of March 31, 2022, we had approximately $250,000 outstanding on the Term Loan and approximately $1,000,000 outstanding on the LOC. Amounts outstanding under the LOC at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect (less a dilution reserve as determined by AFS in its sole good faith discretion), plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. A collateral management fee is payable monthly on the used portion of the LOC and Term Loan. If our borrowings are less than $1,000,000, we still pay interest as if we had borrowed $1,000,000. As of March 31, 2022 we had approximately $10,000 of accrued interest combined between the two loans.

The interest rate for the Term Loan and the LOC is prime plus 2%. As of March 31, 2022 the interest rate for both loans was 9.10%, which includes a 3.6% management fee rate. The obligations of the Company under the agreement are secured by a security interest in substantially all of the tangible and intangible assets of the Company, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment, intellectual property, or aircraft. The Credit Agreement matures on February 20, 2023, and the Company plans to refinance this credit facility.

Cash Flows

Three-Months Ended March 31, 2022 Compared with the Three- Months Ended March 31, 2021

Net cash provided by operating activities was approximately $1,083,000 and $205,000 for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, the Company had approximately $152,000 of net income, approximately $308,000 increase in the changes of the current assets and liabilities accounts, depreciation, and amortization expense of approximately $411,000. For the three months ended March 31, 2021 the Company had approximately $1,102,000 of net loss approximately $455,000 increase in the change in current assets and liabilities accounts, and depreciation and amortization expense of approximately $690,000.

Net cash used in investing activities for the three months ended March 31, 2022 was approximately $919,000, which includes a down payment for new equipment and an investment in our Middle East tools, compared with $25,000 for the three months ended March 31, 2021 for the purchase of equipment net of proceeds from the sale of the company’s airplane hangar of $50,000 in 2021.

Net cash used in financing activities was approximately $132,000 for the three months ended March 31, 2022. Net cash provided by financing activities was approximately $121,000 for the three months ended March 31, 2021. Net borrowings on the line of credit was approximately $256,000 during the three months ended March 31, 2021 compared with zero in the same period of 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana, Lafayette Division, asserting that Stabil Drill Specialties, LLC’s (“Stabil Drill”) Smoothbore Eccentric Reamer infringes the patents of Extreme Technologies, LLC (one of our subsidiaries) on our patented Drill-N-Ream well bore conditioning tool. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. Additionally, on May 20, 2019, Extreme Technologies, LLC sued Short Bit & Tool Co. and Lot William Short, Jr. (“Defendants”) in the Northern District of Texas-Dallas Division for their work manufacturing the Smoothbore Eccentric Reamer for Stabil Drill. The Dallas lawsuit is stayed pending resolution of the first-filed, Houston suit. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which resulted in a brief, automatic stay of the litigation. Superior Energy Services announced on February 2, 2021, that it successfully completed its financial restructuring and emerged from Chapter 11 bankruptcy, but this bankruptcy did not affect Extreme Technologies, LLC’s claims against Superior’s subsidiary Stabil Drill. On March 9, 2021, the Court lifted the automatic bankruptcy stay, and on May 12, 2021, the Court denied Stabil Drill’s motion for summary judgment of non-infringement. The parties are preparing this case for trial and expect a jury trial setting in late 2022 or early 2023.

Item 1A. Risk Factors

As of the date of this filing, the Company remains subject to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our 2021 Annual Report on Form 10-K.

We are a smaller reporting company and are not required to present this information.

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

SUPERIOR DRILLING PRODUCTS, INC.

May 13, 2022	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer
(Principal Executive Officer)

May 13, 2022	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

