Form 10-Q
period 2022-06-30
Superior Drilling Products, Inc.
filed 2022-08-15
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

There were 29,243,215 shares of common stock, $0.001 par value, issued and outstanding as of August 12, 2022.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED June 30, 2022

PART I - FINANCIAL INFORMATION.

Item 1. Financial Statements

Superior Drilling Products, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$2,827,426	$2,822,100
Accounts receivable, net	2,799,480	2,871,932
Prepaid expenses	643,155	435,595
Inventories	1,324,724	1,174,635
Other current assets	88,588	55,159
Total current assets	7,683,373	7,359,421
Property, plant and equipment, net	7,426,690	6,930,329
Intangible assets, net	152,778	236,111
Right of use assets, net	160,301	20,518
Other noncurrent assets	110,519	65,880
Total assets	$15,533,661	$14,612,259
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,095,552	$1,139,091
Accrued expenses	853,194	467,462
Income tax payable	219,912	206,490
Current portion of operating lease liability	160,301	13,716
Current portion of financial obligation	70,025	65,678
Current portion of long-term debt, net of discounts	2,204,508	2,195,759
Total current liabilities	4,603,492	4,088,196
Long-term operating lease liability	-	6,802
Long-term financial obligation, less current portion	4,075,778	4,112,658
Long-term debt, less current portion, net of discounts	190,533	256,675
Total liabilities	8,869,803	8,464,331
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 28,235,001 shares issued and outstanding, respectively	28,235	28,235
Additional paid-in-capital	43,493,802	43,071,201
Accumulated deficit	(36,858,179)	(36,951,508)
Total shareholders’ equity	6,663,858	6,147,928
Total liabilities and shareholders’ equity	$15,533,661	$14,612,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Revenue
Tool revenue	$2,891,580	$2,273,464	$5,660,827	$3,937,227
Contract services	1,649,262	1,125,645	3,010,180	1,886,534

Total Revenue	4,540,842	3,399,109	8,671,007	5,823,761

Operating costs and expenses
Cost of revenue	2,116,096	1,224,179	3,883,995	2,399,772
Selling, general and administrative expenses	1,894,403	1,473,081	3,541,051	2,988,670
Depreciation and amortization expense	402,648	585,504	813,379	1,275,577

Total operating costs and expenses	4,413,147	3,282,764	8,238,425	6,664,019

Operating income (loss)	127,695	116,345	432,582	(840,258)

Other income (expense)
Interest income	2,980	50	3,176	98
Interest expense	(132,738)	(145,521)	(256,600)	(283,577)
Impairment on asset held for sale	-	-	-	-
Loan forgiveness	-	-	-	-
Loss on disposition of assets, net	(22,146)	(11,187)	(22,146)	(1,187)
Total other expense	(151,904)	(156,658)	(275,570)	(284,666)

Income (loss) before income taxes	(24,209)	(40,313)	157,012	(1,124,924)
Income tax expense	(32,299)	(26,468)	(63,683)	(43,649)

Net income (loss)	$(56,508)	$(66,781)	$93,329	$(1,168,573)

Basic earnings (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.05)
Basic weighted average common shares outstanding	28,235,001	25,762,342	28,235,001	25,762,342
Diluted earnings (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.05)
Diluted weighted average common shares outstanding	28,235,001	25,762,342	28,305,101	25,762,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance – December 31, 2021	28,235,001	$28,235	$43,071,201	$(36,951,508)	$6,147,928

Stock-based compensation expense	-	-	210,133	-	210,133
Net income	-	-	-	149,837	149,837

Balance – March 31, 2022	28,235,001	$28,235	$43,281,334	$(36,801,671)	$6,507,898

Stock-based compensation expense	-	-	212,468	-	212,468
Net loss	-	-	-	(56,508)	(56,508)

Balance – June 30, 2022	28,235,001	$28,235	$43,493,802	$(36,858,179)	$6,663,858

Balance – December 31, 2020	25,762,342	$25,762	$40,619,620	$(36,421,707)	$4,223,675

Stock-based compensation expense	-	-	167,472	-	167,472
Net loss	-	-	-	(1,101,793)	(1,101,793)

Balance – March 31, 2021	25,762,342	$25,762	$40,787,092	$(37,523,500)	$3,289,354

Stock-based compensation expense	-	-	167,033	-	167,033
Net loss	-	-	-	(66,781)	(66,781)

Balance – June 30, 2021	25,762,342	$25,762	$40,954,125	$(37,590,281)	$3,389,606

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$93,329	$(1,168,573)
Adjustments to reconcile Net income (loss) to net cash from operating activities:
Depreciation and amortization expense	813,379	1,275,575
Stock-based compensation expense	422,601	334,505
Loss on disposition of assets, net	22,146	1,187
Amortization of deferred loan costs	9,262	9,262
Changes in operating assets and liabilities:
Accounts receivable	72,452	(584,780)
Inventories	(149,223)	(161,566)
Prepaid expenses and other assets	(285,628)	(280,814)
Accounts payable and accrued expenses	342,193	877,585
Income tax payable	13,422	32,149
Net Cash From Operating Activities	1,353,933	334,530
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(1,249,419)	54,780
Proceeds from sale of fixed assets	-	50,000
Net Cash From Investing Activities	(1,249,419)	104,780
Cash Flows From Financing Activities
Principal payments on debt	(281,487)	(266,719)
Proceeds received from debt borrowings	182,318	-
Payments on revolving loan	(553,650)	(513,897)
Proceeds received on revolving loan	553,631	1,068,978
Net Cash From Financing Activities	(99,188)	288,362
Net Change in Cash	5,326	727,672
Cash at Beginning of Period	2,822,100	1,961,441
Cash at End of Period	$2,827,426	$2,689,113
Supplemental information:
Cash paid for Interest	$247,952	$270,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Superior Drilling Products, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2022

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Superior Drilling Products Inc. and all of its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. The Company does not have investments in any unconsolidated subsidiaries.

Unaudited Interim Financial Presentation

These unaudited interim consolidated condensed financial statements for the three and six months ended June 30, 2022 and 2021, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited financial statements and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations expected for the year ended December 31, 2022. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2021 and 2020 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”).

Segment Reporting

We operate as a single operating segment, which reflects how we manage our business. We operate in North America and the Middle East. See note 9 for more on our geographical operational information.

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

Concentrations of Credit Risk

The Company has two significant customers that represented 89% and 87% of its revenue for the six months ended June 30, 2022 and 2021, respectively. These customers had approximately $1,808,000 and $1,229,000 in accounts receivable at June 30, 2022 and 2021, respectively.

The Company had two vendors that represented 14% of its purchases for the six months ended June 30, 2022. These vendors had approximately $77,000 in accounts payable at June 30, 2022 and purchases in the six months of 2022 from these vendors totaled approximately $694,000. The Company had two vendors that represented 12% of its purchases for the six months ended June 30, 2021. This vendor had approximately $88,000 in accounts payable at June 30, 2021 and purchases in the six months ended June 30, 2021 from this vendor totaled approximately $377,000.

Restatement of the Unaudited Condensed Consolidated Financial Statements

The purpose of this restatement is to correct an error in the Company’s previously issued financial statements for the six months ended June 30, 2021 in connection with the classification of $65,720 of inventory converted to property, plant and equipment reported within the Supplemental Information section of the Statement of Cash Flows. The $65,720 in inventory converted to property, plant and equipment has now been re-classified to purchases of property, plant and equipment in the Cash Flows from Investing Activities section of the Statement of Cash Flows.

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

The effects of the restatement on the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2021 are as follows:

		June 30, 2021
		As Reported	As Restated
-	Net cash from operating activities	$400,250	$334,530
-	Net cash from investing activities	$39,060	$104,780

There was no impact to net cash provided from financing activities within our consolidated statement of cash flows nor was there an impact on the net change in cash resulting from restatement. There was no effect from the restatement on the Company’s condensed consolidated balance sheet, condensed consolidated statement of operations and condensed consolidated statement of shareholders’ equity for the six months ended June 30, 2021.

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

Income Tax Expense

The Company recorded income tax expense during the six months ended June 30, 2022 and 2021 of $63,683 and $43,649, respectively with income before income taxes of $157,012 and a loss before income taxes of $1,124,924, respectively. The reason that the Company has income tax expense greater than income before income taxes is due to the Company having taxable income in a foreign tax jurisdiction. In the U.S. the Company is not subject to U.S. taxes due to having a taxable loss.

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

Disaggregation of Revenue

Approximately 89% of our revenue is from North America and approximately 11% is from the Middle East for the three months ended June 30, 2022. For the six months ended June 30, 2022, approximately 90% of our revenue was from North America and approximately 10% was from the Middle East.

Revenue disaggregated by revenue source are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Tool Revenue:
Tool and product sales	$627,200	$660,000	$1,291,500	$1,155,000
Tool rental	519,724	460,453	904,874	796,906
Other related revenue	1,744,656	1,153,011	3,464,453	1,985,321
Total Tool Revenue	2,891,580	2,273,464	5,660,827	3,937,227

Contract Services	1,649,262	1,125,645	3,010,180	1,886,534

Total Revenue	$4,540,842	$3,399,109	$8,671,007	$5,823,761

Contract Costs

We do not incur any material costs of obtaining contracts.

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under Topic 606.

NOTE 3. INVENTORIES

Inventories are comprised of the following:

	June 30, 2022	December 31, 2021
Raw material	$1,017,672	$769,547
Work in progress	136,650	65,945
Finished goods	170,402	339,143
	$1,324,724	$1,174,635

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	June 30, 2022	December 31, 2021
Land	$880,416	$880,416
Buildings	4,764,441	4,764,441
Building improvements	755,039	755,039
Machinery and equipment	12,946,080	12,207,497
Office equipment, fixtures and software	628,358	628,358
Transportation assets	265,760	265,760
	20,240,094	19,501,511
Accumulated depreciation	(12,813,404)	(12,571,182)
	$7,426,690	$6,930,329

Middle East tools, no longer in service, were written down on June 30, 2022. The asset value of the tools was $510,836 and the accumulated depreciation totaled $487,825. The net gain (loss) was $(23,012).

Depreciation expense related to property, plant and equipment for the three months ended June 30, 2022 and 2021 was $360,981 and $377,171, respectively, and for the six months ended June 30, 2022 and 2021 was $730,046 and $775,577, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	June 30, 2022	December 31, 2021
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(14,747,222)	(14,663,889)
	$152,778	$236,111

Amortization expense related to intangible assets for the three months ended June 30, 2022 and 2021 was $41,667 and $208,333, respectively, and for the six months ended June 30, 2022 and 2021 was $83,333 and $500,000, respectively.

NOTE 6. RELATED PARTY NOTE RECEIVABLE

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco Energy Corporation in order to take over the legal position as Tronco’s senior secured lender. Tronco is an entity owned by Troy and Annette Meier. Effective August 2017, the Company fully reserved the related party note receivable of $6,979,043, which reduced the related party note receivable balance to $0. The Company will record a recovery of the loan upon receiving repayment of the note or interest in other income. On July 7, 2020, the Company entered into an amended and restated loan agreement and note with Tronco changing the payment terms on the note. As amended, the interest rate on the note is fixed at 2% per annum. The note matures with a balloon payment of all unpaid interest and principal due on December 31, 2022. The Tronco note balance, including accrued interest, as of June 30, 2022 was approximately $6,816,000 and as of December 31, 2021 was approximately $6,749,000. The Company continues to hold 8,267,860 shares of the Company’s stock as collateral.

NOTE 7. LONG-TERM DEBT (check with Drew on this heading)

Total debt is comprised of the following:

	June 30, 2022	December 31, 2021
Hard Rock Note	$750,000	$750,000
Credit Agreement	1,154,769	1,312,194
Machinery loans	299,927	357,963
Transportation loans	26,217	32,277
Insurance financing	164,128	-
	2,395,041	2,452,434
Less:
Current portion	(2,204,508)	(2,195,759)
Long-term debt, net	$190,533	$256,675

Hard Rock Note

In 2014, the Company purchased all of the interests of Hard Rock Solutions, LLC (“Hard Rock”). Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”). The Hard Rock Note and subsequent amendments are secured by all of the patents, patents pending, other patent rights, and trademarks transferred to Hard Rock.

The Hard Rock Note has a remaining balance of $750,000 as of June 30, 2022, accrues interest at 8.00% per annum and is fully payable and will be paid on or before October 5, 2022.The Company paid an interest payment on the note on July 5, 2022 of $14,959.

Credit Agreement

In February 2019, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Austin Financial Services, Inc. (“AFS”). The Credit Agreement provides a $4,500,000 credit facility, which includes a $1,000,000 term loan (the “Term Loan”) and a $3,500,000 line of credit (the “LOC”). The Credit Agreement matures on February 20, 2023, subject to early termination pursuant to the terms of the agreement or extension as may be agreed by the parties.

As of June 30, 2022, we had approximately $167,000 outstanding on the Term Loan and approximately $1,000,000 outstanding on the LOC. Amounts outstanding under the LOC at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect (less a dilution reserve as determined by AFS in its sole good faith discretion), plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS.

The Credit Agreement contains various restrictive covenants that, among other things, limit or restrict the ability of the borrowers to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; make investments; engage in mergers, acquisitions and dispositions; make optional prepayments of other indebtedness; engage in transactions with affiliates; and enter into restrictive agreements. The Credit Agreement does not include any financial covenants. If an event of default occurs, the lenders are entitled to accelerate the advances made thereunder and exercise rights against the collateral. Borrowing under the LOC is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause. As of June 30, 2022, we were in compliance with the covenants in the Credit Agreement.

The interest rate for the Term Loan and the LOC is prime plus 2%. As of June 30, 2022, the interest rate for the Term Loan was 10.35%, which includes a 3.6% management fee rate. Even if our borrowings under the LOC are less than $1,000,000, we still pay interest as if we had borrowed $1,000,000. As of June 30, 2022, we had approximately $9,900 of accrued interest. The obligations of the Company under the Credit Agreement are secured by a security interest in substantially all of the tangible and intangible assets of the Company, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment or intellectual property. A collateral management fee is payable monthly on the used portion of the LOC and Term Loan.

NOTE 8. FINANCING OBLIGATION

On December 7, 2020, the Company entered into a sale agreement (the “Sale Agreement”). Pursuant to the terms of the sale agreement, the Company sold land and property related to the Company’s headquarters and manufacturing facility in Vernal, Utah (the “Property”) for a purchase price of $4,448,500. Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”), whereby the Company will lease back the Property at an annual rate of $311,395 with payments made monthly, subject to annual rent increases of 1.5%. Under the Lease Agreement, the Company has an option to extend the term of the lease and/or to repurchase the Property. Due to the repurchase option, the Company was unable to account for the transfer as a sale under ASC Topic 842, Leases, and as such is a failed sale-leaseback that is accounted for as a financing transaction. The Company did not record the transaction as a failed sale-leaseback.

As a result of the agreement, the Company received cash of $1,622,106, retired real estate debt of $2,638,773 and recorded a financing obligation liability of $4,260,879 related to the transaction. There was no gain recorded since sale accounting was precluded. The financing obligation has an implied interest rate of 6.0%. At the conclusion of the fifteen-year lease period, the financing obligation residual is estimated to be $2,188,710, which corresponds to the carrying value of the property. The balance of the financing obligation as of June 30, 2022 and December 31, 2021 was $4,145,803 and $4,178,336, respectively.

The financing obligation is summarized below:

	June 30, 2022	December 31, 2021
Finance obligations for sale-leaseback transactions	$4,145,803	$4,178,336
Current principal portion of finance obligation	(70,025)	(65,678)
Non-current portion of finance obligation	$4,075,778	$4,112,658

NOTE 9. GEOGRAPHICAL OPERATIONS INFORMATION

The following summarizes revenue by geographic location:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenue:
North America	$4,021,118	$2,941,056	$7,766,133	$5,033,255
Middle East	$519,724	$458,053	$904,874	$790,506
	$4,540,842	$3,399,109	$8,671,007	$5,823,761

The following summarizes net property, plant and equipment by geographic location:

	June 30, 2022	December 31, 2021
Property, plant and equipment, net:
North America	$5,369,729	$5,762,066
Middle East	2,056,961	1,168,263
	$7,426,690	$6,930,329

NOTE 10. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana, Lafayette Division, asserting that Stabil Drill Specialties, LLC’s (“Stabil Drill”) Smoothbore Eccentric Reamer infringes the patents of Extreme Technologies, LLC (one of our subsidiaries) on our patented Drill-N-Ream well bore conditioning tool. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. Additionally, on May 20, 2019, Extreme Technologies, LLC sued Short Bit & Tool Co. and Lot William Short, Jr. (“Defendants”) in the Northern District of Texas-Dallas Division for their work manufacturing the Smoothbore Eccentric Reamer for Stabil Drill. The Dallas lawsuit is stayed pending resolution of the first-filed, Houston suit. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which resulted in a brief, automatic stay of the litigation. Superior Energy Services announced on February 2, 2021, that it successfully completed its financial restructuring and emerged from Chapter 11 bankruptcy, but this bankruptcy did not affect Extreme Technologies claims against Stabil Drill. On March 9, 2021, the Court lifted the automatic bankruptcy stay, and on May 12, 2021, the Court denied Stabil Drill’s motion for summary judgment of non-infringement. The parties are preparing this case for trial and expect a jury trial setting in mid-2023.

NOTE 11. SHAREHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001. As of June 30, 2022 and December 31, 2021, the number of common shares issued and outstanding was 28,235,001.

The Company did not grant stock options or stock awards during the six months ended June 30, 2022 and 2021, respectively.

NOTE 12. SUBSEQUENT EVENTS

On March 22, 2022, the Company entered into an agreement with Mazak to purchase a new CNC machine for $956,000. A down payment of $286,800 was used to secure the asset. The machine was received on April 14, 2022 and final acceptance was completed on July 1, 2022. The Company financed the remaining balance of $669,200 with payments of $12,783 starting on August 1, 2022.

On August 9, 2022, the Board of Directors approved restricted stock units to Troy Meier, Chairman and Chief Executive Officer, Annette Meier, President and Chief Operating Officer, Chris Cashion, Chief Financial Officer, and to each of the three independent members of the Board of Directors. The grant date for these units is effective the filing date of the Form S-8 registration statement. The registration effective date of the filing is August 12, 2022. The restricted stock units awarded to Troy Meier is 332,500, the restricted stock units awarded to Annette Meier is 255,000, the restricted stock units awarded to Chris Cashion is 120,000 and the restricted stock units awarded to each of the three independent members of the Board of Directors is 75,000. In addition, the Board of Directors authorized 75,000 stock options and 250,000 restricted stock units to be granted to employees of the Company other than Mr. and Mrs. Meier and Mr. Cashion. These stock options and restricted stock units will vest over three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of June 30, 2022, and our results of operations for the three and six months ended June 30, 2022 and 2021. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the years ended December 31, 2021 and 2020, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”).

Unless the context requires otherwise, references to the “Company” or to “we,” “us,” or “our” and other similar terms are to Superior Drilling Products, Inc., and all of its subsidiaries.

Forward- Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of the Company. You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. The forward-looking statements contained in or incorporated by reference into this Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including:

●	the continued impact of COVID-19 or other public health concerns on domestic and global economic conditions and the future impact of such conditions on the oil and gas industry and the demand for our services;

●	the volatility of oil and natural gas prices;

●	the cyclical nature of the oil and gas industry and the impact of economic conditions in the U.S. and globally on the demand for oil and gas;

●	availability of financing and access to capital markets;

●	our reliance on significant customers;

●	consolidation within our customers’ industries;

●	competitive products and pricing pressures;

●	our ability to develop and commercialize new and/or innovative drilling and completion tool technologies;

●	fluctuations in our operating results;

●	our dependence on key personnel;

●	costs and availability of raw materials;

●	our dependence on third party suppliers;

●	unforeseen risks in our manufacturing processes;

●	the need for skilled workers;

●	our ability to successfully manage our growth strategy;

●	unanticipated risks associated with, and our ability to integrate, acquisitions;

●	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries, specifically the Middle East region and Eastern Europe;

●	the potential impact of the coronavirus, variants of the coronavirus or other major health crises on our business and results of operations, including the impact to our supply chain;

●	terrorist threats or acts, war and civil disturbances;

●	our ability to protect our intellectual property;

●	impact of environmental matters, including future environmental regulations;

●	implementing and complying with safety policies;

●	breaches of security in our information systems and other cybersecurity risks;

●	related party transactions with our founders; and

●	risks associated with our common stock.

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

Recent Developments and Trends

Currently we are experiencing raw material delays and difficulties in hiring and retaining direct laborers. The COVID-19 pandemic has caused and continues to cause disruption to the U.S. and global economies, and various critical supply chains, as a result of government and company actions to reduce the spread of the virus and consumer behavior in response to the same; and, although the United States and other countries have continued to roll out vaccinations, it is uncertain how quickly and effectively such vaccinations will be distributed or help to control the spread of COVID-19 and its variants. We continue to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business. Although we are unable to predict the total impact of the COVID-19 pandemic on our business, results of operations, liquidity or capital resources at this time, we expect we may be negatively affected if the pandemic and related public health measures result in substantial manufacturing or supply chain problems, disruptions in local and global future economies, volatility in the global financial markets, overall reductions in demand, delays in payment, restrictions on the shipment of our products, or other ramifications. These current conditions are a result of COVID-19.

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

The total U.S. rig count as reported by Baker Hughes as of July 1, 2022 was 750 rigs, compared with 586 rigs as of December 31, 2021. We expect North American onshore activity to continue to improve throughout 2022 compared with 2021.

The Middle East market is a softer market due to the actions taken by governments in that region to address COVID-19. Although this segment of our business is rebounding, the improvements are at a slower rate compared with the Company’s domestic market.

On May 18, 2022 the New York Stock Exchange American LLC (“NYSE”) notified the Company that it was back in compliance with all the continued listing standards and has resolved the continued listing items previously referenced in the NYSE letters dated November 18, 2020 and May 20, 2021.

2022 Outlook and Guidance

The Company’s expectations for 2022 are as follows:

Revenue: $22 million to $25 million

SG&A: $7.0 million to $7.3 million

Adjusted EBITDA: $6 million to $8 million

The full year 2022 expectations reflects the impact from the sale of the $3.8 million stage one MENA DNR fleet to Bin Zayed Petroleum in the third quarter of 2022. The Company expects third quarter 2022 revenue will be $8 million to $9 million and Adjusted EBITDA to range between $3.5 million to$4.0 million.

CONSOLIDATED RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2022 Compared with the Three and Six Months Ended June 30, 2021

The following table represents summary consolidated operating results for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2022		2021		2022		2021
Tool revenue	2,892	64%	2,273	67%	5,661	65%	3,937	68%
Contract services	1,649	36%	1,126	33%	3,010	35%	1,887	32%
Revenue	$4,541	100%	$3,399	100%	8,671	100%	5,824	100%
Operating costs and expenses	4,413	97%	3,283	97%	8,238	95%	6,664	114%
Operating income (loss)	128	3%	116	3%	433	5%	(840)	(14)%
Other expense	(152)	(3)%	(157)	(4)%	(276)	(3)%	(285)	(5)%
Income tax expense	(32)	(1)%	(26)	(1)%	(64)	(1)%	(44)	(1)%
Net income (loss)	$(56)	(1)%	$(67)	(2)%	93	1%	(1,169)	(20)%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below. Comparisons are to the prior-year period unless stated otherwise.

Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

Revenue. Our revenue increased approximately $1,142,000 or 34%. Tool revenue increased $618,000 or 27% from the prior-year period while contract services increased $524,000 or 47%. The increase in revenue was due to increased demand from continued growth in the number of end users and percentage of rigs using our Drill-N-Ream tool combined with an improvement in market conditions and increased drilling activity.

Operating Costs and Expenses. Total operating costs and expenses increased approximately $1,130,000 for the June 30, 2022 three-month period.

●	Cost of revenue increased approximately $892,000 due to higher volume. As a percentage of revenue, cost of revenue was 47% and 36% of revenue for the three months ended June 30, 2022 and 2021, respectively. The increase in the cost of revenue as a percent of revenue was the result of increased payroll expenses, supplies and repairs and maintenance costs.

●	Selling, general and administrative expenses increased approximately $421,000 due to an increase in payroll (reflecting higher headcount, the impact of inflation on wages, and higher stock-based compensation expense of $37,000), legal fees, SEC expenses and audit expenses of approximately $330,000 (in part due to the preparation and filing of the Company’s annual shareholder meeting and proxy statement).

●	Depreciation and amortization expense decreased approximately $183,000, or 31%, to $403,000. The decrease was primarily a result of fully amortizing a portion of the Company’s intangible assets and fully depreciating manufacturing center equipment.

Other Expense. Other expense primarily consists of interest expense and interest income.

●	Interest expense for the three months ended June 30, 2022 and 2021 was approximately $133,000 and $146,000, respectively.

Income Tax Expense. The increase in income tax expense from the prior year was due to higher foreign income tax as a result of the growth in international revenue.

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

Revenue. Our revenue increased approximately $2,847,000 or 49% to $8,671,000. Tool revenue was $5,661,000, up 27% or $618,000, from the prior-year period. Contract services increased approximately $524,000, or 47%, to $3,010,000. The increase in revenue was due to increased demand from continued growth in the number of end users and percentage of rigs using our Drill-N-Ream tool combined with an improvement in market conditions and increased drilling activity.

Operating Costs and Expenses. Total operating costs and expenses increased approximately $1,574,000 for the June 30, 2022 six month period.

●	Cost of revenue increased approximately $1,484,000 or 62% due to increased revenue. The percentage of revenues increased to 45% compared to 41% in the prior year mainly due to increased payroll expenses and increased supplies, repairs and remanufacturing supplies.

●	Selling, general and administrative expenses increased approximately $552,000 to $3,541,000 and was 41% of revenue compared with 51% in the prior-year period due to increased payroll expenses, legal and SEC expenses and stock-based compensation expense.

●	Depreciation and amortization expense decreased approximately $462,000, or 36%, to $813,000. The decrease was primarily a result of fully amortizing a portion of the Company’s intangible assets and fully depreciating manufacturing center equipment.

Other Expense. Other expense primarily consists of interest expense, interest income, and gain/loss on sale of assets.

●	Interest expense for the six months ended June 30, 2022 and 2021 was approximately $257,000 and $285,000, respectively.

●	The Company recorded a loss of approximately $22,000 on assets disposed during the six months ended June 30, 2022 compared with $1,000 in the same period in 2021.

Income Tax Expense. Income tax expense increased by approximately $20,000 from the prior year due to increased income before taxes incurred in the six months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2022, we had working capital of approximately $3,080,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include managing our operating costs and capital spending to reflect revenue trends, accelerating collections of international receivables, and controlling our working capital and debt to enhance liquidity. We will continue to work to grow revenue and manage costs and expect to be cash flow positive in 2022. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms. For the six-month period ended June 30, 2022, a positive cashflow funded our requirements.

The Hard Rock Note had a remaining balance of $750,000 as of June 30, 2022, accrues interest at 8.00% per annum and is fully payable with accrued interest on October 5, 2022.

Our Credit Agreement facilitated by Austin Financial Services (“AFS”) is comprised of $800,000 Term Loan and $3,500,000 Line of Credit (“LOC”). As of June 30, 2022, we had approximately $167,000 outstanding on the Term Loan and approximately $1,000,000 outstanding on the LOC. Amounts outstanding under the LOC at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect (less a dilution reserve as determined by AFS in its sole good faith discretion), plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. A collateral management fee is payable monthly on the used portion of the LOC and Term Loan. If our borrowings are less than $1,000,000, we still pay interest as if we had borrowed $1,000,000. As of June 30, 2022, we had approximately $9,900 of accrued interest combined between the two loans.

The interest rate for both the Term Loan and the LOC is prime plus 2%, which as of June 30, 2022, was 10.35%, which includes a 3.6% management fee rate. The obligations of the Company under the agreement are secured by a security interest in substantially all of the tangible and intangible assets of the Company, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment, intellectual property, or aircraft. The Credit Agreement matures on February 20, 2023, and the Company currently plans to refinance this credit facility.

Cash Flows

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

Net cash provided by operating activities was approximately $1,354,000 and $335,000 for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, the Company had approximately $93,000 of net income, approximately $342,000 increase in accounts payable and accrued expenses, depreciation and amortization expense of approximately $813,000, stock-based compensation of $423,000 and an increase in accounts receivable of $72,000. Offsets occurred with decreases in prepaid expenses and other assets of approximately $286,000 and a decrease in inventories of $150,000.

For the six months ended June 30, 2021, the Company had approximately $1,169,000 of net loss, an approximately $585,000 decrease in accounts receivable, $162,000 decrease in inventories, and $281,000 decrease in prepaid expenses and other assets. Increases to cash provided by operating activities occurred with depreciation and amortization expense of approximately $1,276,000, stock-based compensation expense of $335,000, increase in accounts payable and accrued expenses of $878,000 and an increase in income tax payable of $32,000.

Net cash used in investing activities was approximately $1,249,000 for the six months ended June 30, 2022 and cash provided in investing activities was approximately $105,000 for the six months ended June 30, 2021 as restated due to a change in accounting methods. The major cause was the increase in the Company’s international tool fleet.

Net cash used in financing activities was approximately $99,000 for the six months ended June 30, 2022. Net cash provided by financing activities was approximately $288,000 for the six months ended June 30, 2021 due to net proceeds from the line of credit.

Critical Accounting Policies

The discussion of our financial condition and results of operations is based upon our consolidated condensed financial statements, which have been prepared in accordance with U.S. GAAP. During the preparation of our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. While we believe that the estimates and assumptions used in the preparation of our consolidated condensed financial statements are appropriate, actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated condensed financial statements. Our estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in our consolidated condensed financial statements include but are not limited to: stock-based compensation, determining the allowance for doubtful accounts, valuation of inventories, recoverability of long-lived assets, useful lives used in calculating depreciation and amortization, and valuation of intangible assets.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the six months of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana, Lafayette Division, asserting that Stabil Drill Specialties, LLC’s (“Stabil Drill”) Smoothbore Eccentric Reamer infringes the patents of Extreme Technologies, LLC (one of our subsidiaries) on our patented Drill-N-Ream well bore conditioning tool. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. Additionally, on May 20, 2019, Extreme Technologies, LLC sued Short Bit & Tool Co. and Lot William Short, Jr. (“Defendants”) in the Northern District of Texas-Dallas Division for their work manufacturing the Smoothbore Eccentric Reamer for Stabil Drill. The Dallas lawsuit is stayed pending resolution of the first-filed, Houston suit. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which resulted in a brief, automatic stay of the litigation. Superior Energy Services announced on February 2, 2021, that it successfully completed its financial restructuring and emerged from Chapter 11 bankruptcy, but this bankruptcy did not affect Extreme Technologies, LLC’s claims against Superior’s subsidiary Stabil Drill. On March 9, 2021, the Court lifted the automatic bankruptcy stay, and on May 12, 2021, the Court denied Stabil Drill’s motion for summary judgment of non-infringement. The parties are preparing this case for trial and expect a jury trial setting in mid-2023.

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

SUPERIOR DRILLING PRODUCTS, INC.

August 12, 2022	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer
(Principal Executive Officer)

August 12, 2022	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

