Form 10-Q
period 2022-09-30
Superior Drilling Products, Inc.
filed 2022-11-14
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

There were 29,245,080 shares of common stock, $0.001 par value, issued and outstanding as of November 14, 2022.

Superior Drilling Products, Inc.

FORM 10-Q

QUARTER ENDED September 30, 2022

PART I - FINANCIAL INFORMATION.

Item 1. Financial Statements

Superior Drilling Products, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$2,046,754	$2,822,100
Accounts receivable, net	4,083,645	2,871,932
Prepaid expenses	447,773	435,595
Inventories	1,623,051	1,174,635
Other current assets	774,799	55,159
Total current assets	8,976,022	7,359,421
Property, plant and equipment, net	8,427,003	6,930,329
Intangible assets, net	111,111	236,111
Right of use assets, net	688,673	20,518
Other noncurrent assets	111,519	65,880
Total assets	$18,314,328	$14,612,259
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,264,952	$1,139,091
Accrued expenses	883,572	467,462
Income tax payable	264,081	206,490
Current portion of operating lease liability	45,259	13,716
Current portion of financial obligation	72,344	65,678
Current portion of long-term debt, net of discounts	2,319,727	2,195,759
Current portion of deferred income	63,281	-
Total current liabilities	4,913,216	4,088,196
Long-term operating lease liability	527,011	6,802
Long-term financial obligation, less current portion	4,057,537	4,112,658
Long-term debt, less current portion, net of discounts	684,038	256,675
Deferred income	611,719	-
Total liabilities	10,793,521	8,464,331
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 29,245,080 and 28,235,001 shares issued and outstanding, respectively	29,245	28,235
Additional paid-in-capital	43,711,009	43,071,201
Accumulated deficit	(36,219,447)	(36,951,508)
Total shareholders’ equity	7,520,807	6,147,928
Total liabilities and shareholders’ equity	$18,314,328	$14,612,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Revenue
Tool revenue	$3,343,227	$2,346,234	$9,004,055	$6,283,461
Contract services	1,829,318	1,215,685	4,839,497	3,102,219

Total Revenue	5,172,545	3,561,919	13,843,552	9,385,680

Operating costs and expenses
Cost of revenue	2,230,705	1,441,943	6,114,705	3,841,713
Selling, general and administrative expenses	1,723,221	1,551,462	5,264,270	4,540,134
Depreciation and amortization expense	362,773	405,225	1,176,151	1,680,804

Total operating costs and expenses	4,316,699	3,398,630	12,555,126	10,062,651

Operating income (loss)	855,846	163,289	1,288,426	(676,971)

Other income (expense)
Interest income	10,544	49	13,720	147
Interest expense	(154,108)	(130,221)	(410,707)	(413,798)
Loss on disposition of assets, net	(29,381)	-	(51,527)	(1,187)
Total other expense	(172,945)	(130,172)	(448,514)	(414,838)

Income (loss) before income taxes	682,901	33,117	839,912	(1,091,809)
Income tax expense	(44,169)	(39,327)	(107,852)	(82,976)

Net income (loss)	$638,732	$(6,210)	$732,060	$(1,174,785)

Basic earnings (loss) per common share	$0.02	$(0.00)	$0.03	$(0.05)
Basic weighted average common shares outstanding	28,845,456	26,154,202	28,440,722	25,894,397
Diluted earnings (loss) per common share	$0.02	$(0.00)	$0.03	$(0.05)
Diluted weighted average common shares outstanding	28,855,456	26,154,202	28,450,722	25,894,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2021	28,235,001	$28,235	$43,071,201	$(36,951,508)	$6,147,928

Stock-based compensation expense	-	-	210,133	-	210,133
Net income	-	-	-	149,837	149,837

Balance – March 31, 2022	28,235,001	$28,235	$43,281,334	$(36,801,671)	$6,507,898

Stock-based compensation expense	-	-	212,468	-	212,468
Net loss	-	-	-	(56,508)	(56,508)

Balance – June 30, 2022	28,235,001	$28,235	$43,493,802	$(36,858,179)	$6,663,858

Stock-based compensation expense	1,010,079	1,010	217,207	-	218,217
Net income	-	-	-	638,732	638,732

Balance – September 30, 2022	29,245,080	$29,245	$43,711,009	$(36,219,447)	$7,520,807

Balance - December 31, 2020	25,762,342	$25,762	$40,619,620	$(36,421,707)	$4,223,675

Stock-based compensation expense	-	-	167,472	-	167,472
Net loss	-	-	-	(1,101,793)	(1,101,793)

Balance – March 31, 2021	25,762,342	$25,762	$40,787,092	$(37,523,500)	$3,289,354

Stock-based compensation expense	-	-	167,033	-	167,033
Net loss	-	-	-	(66,781)	(66,781)

Balance – June 30, 2021	25,762,342	$25,763	$40,954,125	$(37,590,281)	$3,389,606

Stock-based compensation expense	667,613	667	195,426	-	196,093
Net loss	-	-	-	(6,210)	(6,210)

Balance – September 30, 2021	26,429,955	$26,430	$41,149,551	$(37,596,492)	$3,579,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$732,060	$(1,174,785)
Adjustments to reconcile income (loss) to net cash from operating activities:
Depreciation and amortization expense	1,176,151	1,680,804
Stock-based compensation expense	640,816	530,595
Loss on disposition of assets, net	51,527	1,187
Amortization of deferred loan costs	13,893	13,893
Changes in operating assets and liabilities:
Accounts receivable	(1,211,713)	(700,451)
Inventories	(446,866)	(37,631)
Prepaid expenses and other assets	(777,457)	(161,564)
Accounts payable, accrued expenses, and other liabilities	1,100,571	1,168,317
Income tax payable	57,591	71,376
Net Cash From Operating Activities	1,336,573	1,391,741
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(2,600,902)	(589,099)
Proceeds from sale of fixed assets	-	50,000
Net Cash From Investing Activities	(2,600,902)	(539,099)
Cash Flows From Financing Activities
Principal payments on debt	(508,146)	(1,146,309)
Proceeds received from debt borrowings	997,134	-
Payments on revolving loan	(633,440)	(540,078)
Proceeds received on revolving loan	633,435	1,341,702
Net Cash From Financing Activities	488,983	(344,685)
Net Change in Cash	(775,346)	507,957
Cash at Beginning of Period	2,822,100	1,961,441
Cash at End of Period	$2,046,754	$2,469,398
Supplemental information:
Cash paid for Interest	$394,548	$410,492
Non-Cash item related to deferred income	$675,000	$-
Right of use assets obtained in exchange for lease obligations	$749,718	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Superior Drilling Products, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2022

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

Unaudited Interim Financial Presentation

These unaudited interim consolidated condensed financial statements for the three and nine months ended September 30, 2022 and 2021, and the related footnote disclosures included herein, are unaudited. However, in the opinion of management, these unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited financial statements and reflect all adjustments necessary to fairly state the results for such periods. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations expected for the year ended December 31, 2022. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2021 and 2020 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”).

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

Concentrations of Credit Risk

The Company has two significant customers that represented 89% and 86% of its revenue for the nine months ended September 30, 2022 and 2021, respectively. These customers had approximately $2,741,000 and $1,081,000 in accounts receivable at September 30, 2022 and 2021, respectively.

The Company had two vendors that represented 12% of its purchases for the nine months ended September 30, 2022. These vendors had approximately $0 in accounts payable at September 30, 2022 and purchases in the nine months of 2022 from these vendors totaled approximately $966,000. The Company had two vendors that represented 12% of its purchases for the nine months ended September 30, 2021. These vendors had approximately $176,000 in accounts payable at September 30, 2021 and purchases in the nine months ended September 30, 2021 from these vendors totaled approximately $546,000.

Restatement of the Unaudited Condensed Consolidated Financial Statements

The purpose of this restatement is to correct an error in the Company’s previously issued financial statements for the nine months ended September 30, 2021 in connection with the classification of $513,558 of inventory converted to property, plant and equipment reported within the Supplemental Information section of the Statement of Cash Flows. The $513,558 in inventory converted to property, plant and equipment has now been re-classified to purchases of property, plant and equipment in the Cash Flows from Investing Activities section of the Statement of Cash Flows.

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

The effects of the restatement on the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2021 are as follows:

	September 30, 2021
	As Reported	As Restated
-Net cash from operating activities	$878,183	$1,391,741
-Net cash from investing activities	$(25,541)	$(539,099)

There was no impact to net cash provided from financing activities within our consolidated statement of cash flows nor was there an impact on the net change in cash resulting from restatement. There was no effect from the restatement on the Company’s condensed consolidated balance sheet, condensed consolidated statement of operations and condensed consolidated statement of shareholders’ equity for the nine months ended September 30, 2021.

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

Income Tax Expense

The Company recorded income tax expense during the nine months ended September 30, 2022 and 2021 of $107,852 and $82,976, respectively with income before income taxes of $839,912 and a loss before income taxes of $1,091,809, respectively. For the nine months ended September 30, 2021, the Company had income tax expense greater than income before income taxes due to taxable income in a foreign tax jurisdiction. In the U.S. the Company is not subject to U.S. taxes due to having a taxable loss.

Accounting for Grant Received

The Company applied for and received grant award of up to $750,000 from the State of Utah’s Manufacturing Modernization Grant Program. The program helps develop manufacturing industry in the state. Current GAAP has no specific authoritative guidance on the accounting for government assistance received by business entities. However, Accounting Standard Codification (“ASC”) 105 describes the decision-making framework for determining the guidance to apply when guidance is not specified by GAAP. ASC 105 points to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, and ASC 958-605, Not-for-Profit Entities - Revenue Recognition, that require conditions of the grant to be met in order to recognize the income.

During 2022, the Company met the conditions of the grant by purchasing additional manufacturing equipment. The Company recorded the initial grant funding totaling $675,000 as deferred income on the balance sheet as portions of the grant are approved by the State of Utah. Once all project requirements such as employee training and installation of the equipment have been completed, the recognition of the income will be based on a straight-line amortization schedule over the life of the asset.

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

Disaggregation of Revenue

Approximately 89% of our revenue is from North America and approximately 11% is from the Middle East for the three and nine months ended September 30, 2022.

Revenue disaggregated by revenue source are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Tool Revenue:
Tool and product sales	$892,300	$315,000	$2,183,800	$1,470,000
Tool rental	549,931	521,228	1,454,806	1,318,135
Other related revenue	1,900,996	1,510,006	5,365,449	3,495,326
Total Tool Revenue	3,343,227	2,346,234	9,004,055	6,283,461

Contract Services	1,829,318	1,215,685	4,839,497	3,102,219

Total Revenue	$5,172,545	$3,561,919	$13,843,552	$9,385,680

Contract Costs

We do not incur any material costs of obtaining contracts.

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under Topic 606.

NOTE 3. INVENTORIES

Inventories are comprised of the following:

	September 30, 2022	December 31, 2021
Raw material	$1,171,346	$769,547
Work in progress	73,861	65,945
Finished goods	377,844	339,143
	$1,623,051	$1,174,635

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	September 30, 2022	December 31, 2021
Land	$880,416	$880,416
Buildings	4,764,441	4,764,441
Building improvements	755,039	755,039
Machinery and equipment	14,267,498	12,207,497
Office equipment, fixtures and software	628,358	628,358
Transportation assets	265,760	265,760
	21,561,512	19,501,511
Accumulated depreciation	(13,134,509)	(12,571,182)
	$8,427,003	$6,930,329

Depreciation expense related to property, plant and equipment for the three months ended September 30, 2022 and 2021 was $321,106 and $363,558, respectively, and for the nine months ended September 30, 2022 and 2021 was $1,051,151 and $1,139,137, respectively.

The Company purchased a Computerized Numerical Control (CNC) machining center in 2022. The value of the machine is approximately $1,100,000. The Company has also contracted and issued a deposit to purchase a second CNC machining center.

NOTE 5. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	September 30, 2022	December 31, 2021
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(14,788,889)	(14,663,889)
	$111,111	$236,111

Amortization expense related to intangible assets for the three months ended September 30, 2022 and 2021 was $41,667 and $41,667, respectively, and for the nine months ended September 30, 2022 and 2021 was $125,000 and $541,667, respectively.

NOTE 6. RELATED PARTY NOTE RECEIVABLE

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco Energy Corporation in order to take over the legal position as Tronco’s senior secured lender. Tronco is an entity owned by Troy and Annette Meier. Effective August 2017, the Company fully reserved the related party note receivable of $6,979,043, which reduced the related party note receivable balance to $0. The Company will record a recovery of the loan upon receiving repayment of the note or interest in other income. On July 7, 2020, the Company entered into an amended and restated loan agreement and note with Tronco changing the payment terms on the note. As amended, the interest rate on the note is fixed at 2% per annum. All unpaid interest and principal is due on December 31, 2022, the maturity date, and the Company is actively negotiating new terms for the Tronco note with the Meiers. The Tronco note balance, including accrued interest, as of September 30, 2022 was approximately $6,850,000 and as of December 31, 2021 was approximately $6,749,000. The Company continues to hold 8,267,860 shares of the Company’s stock as collateral.

NOTE 7. LONG-TERM DEBT

Debt obligations are comprised of the following:

	September 30, 2022	December 31, 2021
Hard Rock Note	$750,000	$750,000
Credit Agreement	1,076,081	1,312,194
Machinery loans	919,835	357,963
Transportation loans	23,149	32,277
Insurance financing	234,700	-
	3,003,765	2,452,434
Less:
Current portion, long-term debt	(2,319,727)	(2,195,759)
Long-term debt, net	$684,038	$256,675

A new CNC machining center was purchased and a loan of $669,000 was received as partial funding. The term of the loan is 60 months with a fixed interest rate of 5.5%.

Hard Rock Note

In 2014, the Company purchased all of the interests of Hard Rock Solutions, LLC (“Hard Rock”). Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”). The Hard Rock Note and subsequent amendments are secured by all of the patents, patents pending, other patent rights, and trademarks transferred to Hard Rock.

The Hard Rock Note had a remaining balance of $750,000 as of September 30, 2022, which accrued interest at 8.00% per annum and was paid in full on October 17, 2022.

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

As of September 30, 2022, we had approximately $83,000 outstanding on the Term Loan and approximately $1,000,000 outstanding on the LOC. Amounts outstanding under the LOC at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect (less a dilution reserve as determined by AFS in its sole good faith discretion), plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS.

The Credit Agreement contains various restrictive covenants that, among other things, limit or restrict the ability of the borrowers to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; make investments; engage in mergers, acquisitions and dispositions; make optional prepayments of other indebtedness; engage in transactions with affiliates; and enter into restrictive agreements. The Credit Agreement does not include any financial covenants. If an event of default occurs, the lenders are entitled to accelerate the advances made thereunder and exercise rights against the collateral. Borrowing under the LOC is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause. As of September 30, 2022, we were in compliance with the covenants in the Credit Agreement.

The interest rate for the Term Loan and the LOC is prime plus 2%. As of September 30, 2022, the interest rate for the Term Loan was 11.85%, which includes a 3.6% management fee rate. Even if our borrowings under the LOC are less than $1,000,000, we still pay interest as if we had borrowed $1,000,000. As of September 30, 2022, we had approximately $7,000 of accrued interest. The obligations of the Company under the Credit Agreement are secured by a security interest in substantially all of the tangible and intangible assets of the Company, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment or intellectual property. A collateral management fee is payable monthly on the used portion of the LOC and Term Loan.

NOTE 8. FINANCIAL OBLIGATION

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

As a result of the agreement, the Company received cash of $1,622,106, retired real estate debt of $2,638,773 and recorded a financing obligation liability of $4,260,879 related to the transaction. There was no gain recorded since sale accounting was precluded. The financing obligation has an implied interest rate of 6.0%. At the conclusion of the fifteen-year lease period, the financing obligation residual is estimated to be $2,188,710, which corresponds to the carrying value of the property. The balance of the financing obligation as of September 30, 2022 and December 31, 2021 was $4,129,881 and $4,178,336, respectively.

The financing obligation is summarized below:

	September 30, 2022	December 31, 2021
Finance obligations for sale-leaseback transactions	$4,129,881	$4,178,336
Current principal portion of finance obligation	(72,344)	(65,678)
Non-current portion of finance obligation	$4,057,537	$4,112,658

NOTE 9. GEOGRAPHICAL OPERATIONS INFORMATION

The following summarizes revenue by geographic location:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenue:
North America	$4,622,614	$3,040,691	$12,388,746	$8,073,945
Middle East	$549,931	$521,228	$1,454,806	$1,311,735
	$5,172,545	$3,561,919	$13,843,552	$9,385,680

The following summarizes net property, plant and equipment by geographic location:

	September 30, 2022	December 31, 2021
Property, plant and equipment, net:
North America	$6,435,672	$5,762,066
Middle East	1,991,331	1,168,263
	$8,427,003	$6,930,329

NOTE 10. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana, Lafayette Division, asserting that Stabil Drill Specialties, LLC’s (“Stabil Drill”) Smoothbore Eccentric Reamer infringes the patents of Extreme Technologies, LLC (one of our subsidiaries) on our patented Drill-N-Ream well bore conditioning tool. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. Additionally, on May 20, 2019, Extreme Technologies, LLC sued Short Bit & Tool Co. and Lot William Short, Jr. (“Defendants”) in the Northern District of Texas-Dallas Division for their work manufacturing the Smoothbore Eccentric Reamer for Stabil Drill. The Dallas lawsuit is stayed pending resolution of the first-filed, Houston suit. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which resulted in a brief, automatic stay of the litigation. Superior Energy Services announced on February 2, 2021, that it successfully completed its financial restructuring and emerged from Chapter 11 bankruptcy, but this bankruptcy did not affect Extreme Technologies claims against Stabil Drill. On March 9, 2021, the Court lifted the automatic bankruptcy stay, and on May 12, 2021, the Court denied Stabil Drill’s motion for summary judgment of non-infringement. On May 23, 2022, the Court issued its Order on Claim Construction of the patents, adopting Extreme Technologies’ proffered interpretation on the disputed claim terms. The parties are preparing this case for trial and expect a jury trial setting in mid-2023.

NOTE 11. SHAREHOLDERS’ EQUITY

On August 12, 2022, the Board of Directors granted 475,000 restricted stock units to Troy Meier, Chairman and Chief Executive Officer, granted 425,000 restricted stock units to Annette Meier, President and Chief Operating Officer, granted 300,000 restricted stock units to Chris Cashion, Chief Financial Officer, and 75,000 restricted stock units to each of the three independent members of the Board of Directors. Stock price is based on the average price of the common stock on the date of the grant. The average price on the grant date was $1.00. These grants will vest at one-third each year for three years. In addition, the Board of Directors authorized 75,000 stock options to be granted to employees of the Company other than Mr. and Mrs. Meier and Mr. Cashion. The fair value of stock options issued to employees during 2022 will be estimated at the issuance date using the Black-Scholes option pricing model. These options have not been issued as of September 30, 2022.

NOTE 12. LEASES

During the nine months ended September 30, 2022, the Company entered into three operating leases and recorded the transactions in accordance with ASC 842 (Topic 842) – Leases, which requires assets and liabilities that arise from all leases to be recognized on the balance sheet for lessees. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and the lease liability represents the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes an estimate of its incremental borrowing rate to discount the lease payments, which reflects the fixed rate at which the Company believes it could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

The Company recorded right-of-use asset balance of $688,673 as of September 30, 2022. The current portion of the lease liability is $45,259 and the long-term portion of the lease liability is $527,011 as of September 30, 2022. The weighted average remaining lease term is 1.83 years, and the weighted average discount rate is 7.25%.

The aggregate future minimum lease payments by year:

2022	$16,800
2023	243,794
2024	243,794
2025	60,000
2026	60,000
2027	40,000
Total	664,388
Less: discount	(92,118)
Present value of lease payments	$572,270

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding our financial condition as of September 30, 2022, and our results of operations for the three and nine months ended September 30, 2022 and 2021. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the years ended December 31, 2021 and 2020, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”).

Unless the context requires otherwise, references to the “Company” or to “we,” “us,” or “our” and other similar terms are to Superior Drilling Products, Inc., and all of its subsidiaries.

Forward- Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of the Company. You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. The forward-looking statements contained in or incorporated by reference into this Form 10-Q are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including:

●	the continued impact of COVID-19 or other public health concerns on domestic and global economic conditions and the future impact of such conditions on the oil and gas industry and the demand for our services;

●	the volatility of oil and natural gas prices including inflationary factors;

●	the cyclical nature of the oil and gas industry and the impact of economic conditions in the U.S. and globally on the demand for oil and gas;

●	availability of financing and access to capital markets;

●	our reliance on significant customers;

●	consolidation within our customers’ industries;

●	competitive products and pricing pressures;

●	our ability to develop and commercialize new and/or innovative drilling and completion tool technologies;

●	fluctuations in our operating results;

●	our dependence on key personnel;

●	costs and availability of raw materials;

●	our dependence on third party suppliers;

●	unforeseen risks in our manufacturing processes;

●	the need for skilled workers;

●	our ability to successfully manage our growth strategy;

●	unanticipated risks associated with, and our ability to integrate, acquisitions;

●	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries, specifically the Middle East region and Eastern Europe;

●	the potential impact of the coronavirus, variants of the coronavirus or other major health crises on our business and results of operations, including the impact to our supply chain;

●	terrorist threats or acts, war and civil disturbances;

●	our ability to protect our intellectual property;

●	impact of environmental matters, including future environmental regulations;

●	implementing and complying with safety policies;

●	breaches of security in our information systems and other cybersecurity risks;

●	related party transactions with our founders; and

●	risks associated with our common stock.

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

Recent Developments and Trends

Currently we are experiencing raw material delays and difficulties in hiring and retaining direct laborers. The COVID-19 pandemic has caused and continues to cause disruption to the U.S. and global economies, and various critical supply chains, as a result of government and company actions to reduce the spread of the virus and consumer behavior in response to the same; and, although the United States and other countries have continued to roll out vaccinations, it is uncertain how quickly and effectively such vaccinations will help to control the spread of COVID-19 and its variants. We continue to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business. Although we are unable to predict the total impact of the COVID-19 pandemic on our business, results of operations, liquidity or capital resources at this time, we expect we may be negatively affected if the pandemic and related public health measures result in substantial manufacturing or supply chain problems, disruptions in local and global future economies, volatility in the global financial markets, overall reductions in demand, delays in payment, restrictions on the shipment of our products, or other ramifications. These current conditions are a result of COVID-19.

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

Inflationary and/or recessionary factors relating to the oil and gas industry may directly affect the Company’s operations. The increased demand for oil and gas production has benefited the Company’s operations. The Company is not immune to the effects of inflation on its labor requirements, supply chain and costs of revenues. The Company continues to monitor these economic trends as part of its strategic forward planning.

The total U.S. rig count as reported by Baker Hughes as of October 28, 2022 was 768 rigs, compared with 586 rigs as of December 31, 2021. We expect North American onshore activity to be relatively consistent through the remainder of 2022.

The Middle East market has been slower to recover due to the actions taken by governments in that region to address COVID-19. Although this segment of our business is rebounding, the improvements are at a slower rate compared with the Company’s domestic market.

CONSOLIDATED RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2022 Compared with the Three and Nine Months Ended September 30, 2021

The following table represents summary consolidated operating results for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2022		2021		2022		2021
Tool revenue	3,343	65%	2,346	66%	9,004	65%	6,284	67%
Contract services	1,829	35%	1,216	34%	4,839	35%	3,102	33%
Revenue	$5,172	100%	$3,562	100%	13,843	100%	9,386	100%
Operating costs and expenses	4,317	83%	3,399	95%	12,555	91%	10,063	107%
Operating income (loss)	856	17%	163	5%	1,288	9%	(677)	(7)%
Other income (expense)	(173)	(3)%	(130)	(4)%	(449)	(3)%	(415)	(4)%
Income tax expense	(44)	(1)%	(39)	(1)%	(107)	(1)%	(83)	(1)%
Net income (loss)	$639	12%	$(6)	(0)%	732	5%	(1,175)	(12)%

Material changes of certain items in our statements of operations included in our financial statements for the comparative periods are discussed below. Comparisons are to the prior-year period unless stated otherwise.

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

Revenue. Our revenue increased approximately 45% or $1,611,000. This was the result of growth in both tool revenue, which was up $997,000 or 42% from the prior-year period and contract services which increased $614,000 or 50%. Revenue growth was directly attributable to higher demand for the Drill-N-Ream from the increase in operating rigs and related drilling activity that was driven by the improvements in market conditions.

Operating Costs and Expenses. Total operating costs and expenses increased approximately $918,000 for the September 30, 2022 three-month period.

●	Cost of revenue increased approximately $789,000 due to higher volume. As a percentage of revenue, cost of revenue was 43% and 40% of revenue for the three months ended September 30, 2022 and 2021, respectively. The increase in the cost of revenue as a percent of revenue was the result of increased payroll expenses and supplies.

●	Selling, general and administrative expenses increased approximately $172,000 due to an increase in payroll (reflecting higher headcount, the impact of inflation on wages, and higher stock-based compensation expense of $58,000), legal fees and public company expenses of approximately $159,000 (in part due to the preparation and filing of the Company’s annual shareholder meeting and proxy statement) offset with a decrease in international payroll and travel expenses of approximately $45,000.

●	Depreciation and amortization expense decreased approximately $42,000, or 10%, to $363,000. The decrease was primarily a result of fully amortizing a portion of the Company’s intangible assets and fully depreciating manufacturing center equipment.

Other Expense. Other expense primarily consists of interest expense, interest income, and loss on disposition of assets.

●	Interest expense for the three months ended September 30, 2022 and 2021 was approximately $154,000 and $130,000, respectively.
●	In the three months ending with September 30, 2022, Tool HRS-DNR-213 was “lost in hole” and the cost of the tool was expensed.

Income Tax Expense. The increase in income tax expense from the prior year was due to higher foreign income tax as a result of the growth in international revenue.

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

Revenue. Our revenue increased approximately $4,458,000 or 47% to $13,843,000. Tool revenue was $9,004,000, up 43% or $2,721,000, from the prior-year period. Contract services increased approximately $1,737,000, or 56%, to $4,839,000. The increase in revenue was due primarily to an improvement in market conditions and increased drilling activity.

Operating Costs and Expenses. Total operating costs and expenses increased approximately $2,492,000 for the September 30, 2022 nine month period.

●	Cost of revenue increased approximately $2,273,000 or 59% due to increased revenue. As a percentage of revenue, the cost of revenue increased to 44% compared with 41% in the prior year reflecting higher payroll expenses and increased supplies.

●	Selling, general and administrative expenses increased approximately $724,000 to $5,264,000 and was 38% of revenue compared with 48% in the prior-year period. The increase reflects higher payroll expenses, legal and public company expenses and stock-based compensation expense.

●	Depreciation and amortization expense decreased approximately $505,000, or 30%, to $1,176,000. The decrease was primarily a result of fully amortizing a portion of the Company’s intangible assets and fully depreciating manufacturing center equipment.

Other Expense. Other expense primarily consists of interest expense, interest income, and loss on disposition of assets..

●	Interest expense for the nine months ended September 30, 2022 and 2021 was approximately $411,000 and $414,000, respectively.

●	The Company recorded a loss of approximately $52,000 on assets disposed during the nine months ended September 30, 2022 compared with $1,000 in the same period in 2021.

Income Tax Expense. Income tax expense increased by approximately $25,000 from the prior year due mainly to foreign income taxes resulting from increased foreign revenues earned in the nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2022, we had working capital of approximately $4,065,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include managing our operating costs and capital spending to reflect revenue trends, accelerating collections of international receivables, and controlling our working capital and debt to enhance liquidity. We will continue to work to grow revenue and manage costs and expect to be cash flow positive by year end 2022. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

The Hard Rock Note had a remaining balance of $750,000 as of September 30, 2022 and accrued interest at 8.00% per annum and was paid in full on October 17, 2022. Accounts receivable as of September 30, 2022 has increased approximately $1,200,000 from December 31, 2021 due to delayed cash receipts from customers. Approximately $1,000,000 in cash was received in early October 2022. Inventory as of September 30, 2022 is higher than December 31, 2021 by approximately $448,000. Supply chain issues continue to extend lead-times thus increasing the need for higher inventory levels.

Our Credit Agreement facilitated by Austin Financial Services (“AFS”) is comprised of $1,000,000 Term Loan and $3,500,000 Line of Credit (“LOC”). As of September 30, 2022, we had approximately $83,000 outstanding on the Term Loan and approximately $1,000,000 outstanding on the LOC. Amounts outstanding under the LOC at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect (less a dilution reserve as determined by AFS in its sole good faith discretion), plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. A collateral management fee is payable monthly on the used portion of the LOC and Term Loan. If our borrowings are less than $1,000,000, we still pay interest as if we had borrowed $1,000,000. As of September 30, 2022, we had approximately $7,000 of accrued interest combined between the two loans.

The interest rate for both the Term Loan and the LOC is prime plus 2%, which as of September 30, 2022, was 11.85%, which includes a 3.6% management fee rate. The obligations of the Company under the agreement are secured by a security interest in substantially all of the tangible and intangible assets of the Company, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment, intellectual property, or aircraft. The Credit Agreement matures on February 20, 2023, and the Company currently plans to refinance this credit facility.

Cash Flows

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

Net cash provided by operating activities was approximately $1,337,000 and $1,392,000 for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, the Company had approximately $732,000 of net income, approximately $1,217,000 increase in accounts payable and accrued expenses, depreciation and amortization expense of approximately $1,176,000, stock-based compensation of $641,000 and a decrease in accounts receivable of $1,212,000. Offsets occurred with decreases in prepaid expenses and other assets of approximately $894,000 and a decrease in inventories of $447,000.

For the nine months ended September 30, 2021, the Company had approximately $1,175,000 of net loss, an approximately $700,000 decrease in accounts receivable, $38,000 decrease in inventories, and $162,000 decrease in prepaid expenses and other assets. Increases to cash provided by operating activities occurred with depreciation and amortization expense of approximately $1,681,000, stock-based compensation expense of $531,000, increase in accounts payable and accrued expenses of $1,168,000 and an increase in income tax payable of $71,000.

Net cash used in investing activities was approximately $2,601,000 for the nine months ended September 30, 2022. Net cash used in investing activities was approximately $539,000 for the nine months ended September 30, 2021. The major investing activities during 2022 includes the purchase of two CNC machining centers and an increase in the Company’s international tool fleet.

Net cash provided by financing activities was approximately $488,983 for the nine months ended September 30, 2022. Net cash used in financing activities was approximately $345,000 for the nine months ended September 30, 2021. SDPI entered into a financing contract with Mazak Corporation during 2022 for the purchase of one of the CNC machining center.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana, Lafayette Division, asserting that Stabil Drill Specialties, LLC’s (“Stabil Drill”) Smoothbore Eccentric Reamer infringes the patents of Extreme Technologies, LLC (one of our subsidiaries) on our patented Drill-N-Ream well bore conditioning tool. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. Additionally, on May 20, 2019, Extreme Technologies, LLC sued Short Bit & Tool Co. and Lot William Short, Jr. (“Defendants”) in the Northern District of Texas-Dallas Division for their work manufacturing the Smoothbore Eccentric Reamer for Stabil Drill. The Dallas lawsuit is stayed pending resolution of the first-filed, Houston suit. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which resulted in a brief, automatic stay of the litigation. Superior Energy Services announced on February 2, 2021, that it successfully completed its financial restructuring and emerged from Chapter 11 bankruptcy, but this bankruptcy did not affect Extreme Technologies, LLC’s claims against Superior’s subsidiary Stabil Drill. On March 9, 2021, the Court lifted the automatic bankruptcy stay, and on May 12, 2021, the Court denied Stabil Drill’s motion for summary judgment of non-infringement. On May 23, 2022, the Court issued its Order on Claim Construction of the patents, adopting Extreme Technologies’ proffered interpretation on the disputed claim terms. The parties are preparing this case for trial and expect a jury trial setting in mid-2023.

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

SUPERIOR DRILLING PRODUCTS, INC.

November 14, 2022	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer
(Principal Executive Officer)

November 14, 2022	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

