Form 10-K
period 2022-12-31
Superior Drilling Products, Inc.
filed 2023-03-16
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Issuer’s Telephone Number: (435) 789-0594

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

Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $10,948,000 based on the closing market price of $0.99 per share. Shares of common stock held by executive officers and directors of the registrant are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its executive officers and directors to be affiliates.

The registrant had issued and outstanding 29,245,080 shares of its common stock on March 15, 2023.

Documents incorporated by reference: NONE.

SUPERIOR DRILLING PRODUCTS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

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

PART I

ITEM 1. BUSINESS

Our Company

Superior Drilling Products, Inc. (the “Company”, “SDPI”, “we”, “our” or “us”) is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling industry. Our headquarters and manufacturing operations are located in Vernal, Utah. Our drilling solutions include the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool” or “DNR”) and the patented Strider™ Drill String Oscillation System technology (“Strider technology” or “Strider”). In addition, the Company is a manufacturer and refurbisher of PDC (polycrystalline diamond compact) drill bits. We operate a state-of-the-art fabrication facility where we manufacture solutions for the drilling industry, as well as various customers’ custom products in other industries. We are also developing a Middle East repair center.

Our history dates back to 1995 when we were founded by Troy and Annette Meier as a drill bit refurbishment company. Our co-founder, Troy Meier, developed the first commercially-viable process for refurbishing PDC drill bits after a successful 13-year career with a predecessor of Baker Hughes Inc. He was also co-inventor of the patented Drill-N-Ream® tool. We were incorporated on December 10, 2013 under the name SD Company, Inc. in order to facilitate (a) the reorganization of the entities that are now our consolidated subsidiaries and (b) the subsequent acquisition of Hard Rock Solutions, LLC (“HR”). We changed our name from SD Company Inc. to Superior Drilling Products, Inc. on May 22, 2014 in conjunction with closing of that reorganization and our initial public offering, which occurred on May 23, 2014 (“Offering” or “IPO”). Our corporate headquarters and manufacturing operations are located in Vernal, Utah. Our common stock trades on the NYSE American exchange under the ticker symbol “SDPI”.

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

Global Market Conditions

The oil and gas industry has been in a rapid recovery the last two years following the significant fall off of activity with the global pandemic in March 2020.Activity in the oil field is typically measured by rig counts. Total U.S. rig count as reported by Baker Hughes as of March 3, 2023 was 749 rigs, an increase of 99 rigs from the rig count as of December 31, 2021.

The Middle East market began to improve during 2022 after a slow rebound from the COVID-19 impact. Total rig count in that region as of February 28, 2023 was 327 compared with 282 at the same time last year.

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

Major Customers

The Company has Vendor Agreements with Baker Hughes Oilfield Operations LLC (“Baker Hughes”), Drilling Tools International (“DTI”), Weatherford U.S., L.P. (“Weatherford”), Odfjell Drilling, National Energy Services Reunited Corp. (“NESR”) and Schlumberger Oman & Co. LLC (“Schlumberger”).

Baker Hughes: We have manufactured and refurbished PDC drill bits exclusively for Baker Hughes’s oilfield operations in the Rocky Mountain, California and Alaska regions as well as other areas as needed for since 1996. In 2018, we re-negotiated our agreement with Baker Hughes whereby we now refurbish PDC bits for all of Baker Hughes’s U.S. geographic areas. In 2020, we further re-negotiated our agreement whereby we can now refurbish PDC bits for any PDC bit supplier. We are currently in the process of renewing our contract.

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

The Drill-N-Ream tool accelerates drilling speed and extends the horizontal distance of the well bore by:

●	Smoothing out ledges and doglegs left by the bit, which allows the drill string to move through a conditioned well bore with less friction and stress,

●	Reducing tool joint damages and trip time (i.e. the time required to remove and reinsert the drill string),

●	Enhancing the power available to drive the drill bit assembly,

●	Extending the horizontal distance that can be drilled during a run,

●	Improving the running of casing in the completed well much easier, and

●	Tripping out of the hole on elevators, rotation not required.

The number of “trips” required by the operator, or the number of times the drill string has to be removed and reinserted in the wellbore, is reduced as a result of the performance of the Drill-N-Ream tool. Each time a drilling operator has to trip the drill string and replace a bit or other drill string component, it costs the operator substantial time and money, so we believe anything that allows each run to extend further without additional tripping is of great value to our customers. Traditional methods for conditioning the well bore entails removing the drill string and running a dedicated reamer through the well bore, typically in two separate runs. The Drill-N-Ream tool eliminates the need for dedicated reamer runs, and therefore reduces the cost of drilling a horizontal well.

The Drill-N-Ream tool is available in multiple sizes and can be custom manufactured to accommodate most drill hole sizes.

We believe that the Drill-N-Ream tool’s rapid adoption and continued use by operators validates its effectiveness and industry acceptance. In fact, leading operators have begun to standardize their drilling assembly with a Drill-N-Ream tool. In addition, we understand that a number of end users have rented the Drill-N-Ream tool after first trying competitive products. We expect the above factors to support increasing interest in, and revenue from, the Drill-N-Ream tool over the next several years as more well operators’ reports of its effectiveness are transmitted through word-of-mouth by an increasing user base to other well operators globally.

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

We believe that our Strider technology is at the forefront of drill string tool technological development for horizontal drilling. We also believe our Strider technology offers significant advantages over our competitors’ drill string stimulation tools.

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

Research and development costs were approximately $436,000 for the year ended December 31, 2022, compared with $487,000 for the year ended December 31, 2021. Costs included in research and development include payroll for engineers, materials for the Strider technology, and third-party engineering costs. Research and development costs represented less than approximately 2% and 4% of our revenue for the years ended December 31, 2022 and 2021, respectively. Legal costs relating to our patents are not included in research and development costs.

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

Suppliers and Raw Materials

We acquire supplies, component parts, products and raw materials from suppliers, including steel suppliers, foundries, forge shops and original equipment manufacturers. The prices we pay for our raw materials may be affected by, among other things, energy, industrial diamond, steel and other commodity prices, tariffs and duties on imported materials and foreign currency exchange rates. Certain of our component parts, products or specific raw materials are only available from a limited number of suppliers. Costs have increased from impacts of inflation and supply chain restraints.

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

Drilling Enhancement Tools. The primary competitors for our Drill-N-Ream tool are several single-section reaming tool manufacturers, including Baker Oil Tools (a division of Baker Hughes), NOV, Schlumberger and Tercel, and one dual-section reaming tool manufactured by Stabil Drill (which is the subject of the lawsuit described in Item 3). We believe that the Drill-N-Ream tool is the only patented dual-section or dual cutting structure drill string reamer on the market today. We believe that distinction will allow us to continue building on the Drill-N-Ream tool’s first-mover advantage.

We believe that our Strider technology is at the forefront of drill string tool technological development for horizontal drilling. There are existing tools that would compete with our Strider technology, such as the Agitator tool marketed by NOV. However, we believe our Strider technology offers significant advantages over the Agitator tool.

Customers

Our customer concentration of revenue is dependent upon a limited number of customers. For the years ended December 31, 2022 and 2021, two customers represented 88% and 87% of our total revenue, respectively.

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

The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which have historically been volatile, and by capital spending discipline imposed by customers.

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

Human Capital Resources

As of December 31, 2022, we had 86 full-time compared with 58 full-time employees as of December 31, 2021. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our relations with our employees to be good.

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

Our business depends upon the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration and development, drilling and production operations. The level of capital expenditures is generally dependent on the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including:

●	worldwide economic activity, including as a result of the COVID-19 pandemic;

●	worldwide or specific region turmoil affecting oil global oil supplies, including the impact of inflationary and/or recessionary factors and the Russia – Ukraine conflict;

●	the level of exploration and production activity;

●	interest rates and the cost of capital;

●	new tariffs by the United States or other countries;

●	environmental regulation;

●	federal, state and foreign policies regarding exploration and development of oil and gas;

●	the ability of OPEC to set and maintain production levels and pricing;

●	governmental regulations regarding future oil and gas exploration and production;

●	the cost of exploring and producing oil and gas;

●	the cost of developing alternative energy sources;

●	the availability, expiration date and price of leases;

●	the discovery rate of new oil and gas reserves;

●	the success of drilling for oil and gas in unconventional resource plays such as shale formations;

●	technological advances; and

●	weather conditions.

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

At December 31, 2022, we had working capital of approximately $4,457,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and debt to enhance liquidity.

While we believe that our borrowing capacity and cash generated from operations will be sufficient to fund our operations for 2023, our operational and financial strategies include managing our operating costs, working capital and debt to enhance liquidity. We expect to be cash flow positive in 2023. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

Our Credit Agreement (as defined below) provides a $4,300,000 credit facility. If we are unable to make required payments under the Credit Agreement, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, unless we are able to obtain, on a timely basis, a necessary waiver or amendment. Any waiver or amendment may require us to revise the terms of the Credit Agreement which could increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of our operations. Upon the occurrence of any event of default that is not waived, the lenders could elect to exercise any of their available remedies, which include the right to not lend any additional amounts or, in the event we have outstanding indebtedness under the Credit Agreement, to declare any outstanding indebtedness, together which any accrued interest and other fees, to be immediately due and payable. If we are unable to repay the outstanding indebtedness, if any, under the Credit Agreement when due, the lenders would be permitted to proceed against their collateral, and this could have a material adverse effect on our business and financial condition.

There may be significant annual and quarterly fluctuations in our operating results.

Significant annual and quarterly fluctuations in our results of operations may be caused by, among other factors, our volume of revenue, the timing of new product or service announcements, releases by us and our competitors in the marketplace of new products or services, seasonality and general economic conditions. There can be no assurance that the level of revenue achieved by us in any particular fiscal period will not be significantly lower than in other comparable fiscal periods. We believe quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful and should not be relied on as indicators of future performance. Our operating expenses are relatively fixed in the short term and are based on management’s expectations of future revenue. As a result, if future revenue is below expectations, net income or loss may be disproportionately affected by a reduction in revenue, as any corresponding reduction in expenses may not be proportionate to the reduction in revenue. Our revenue could also be impacted by inflationary and/or recessionary factors relating to the oil and gas industry that may directly affect the Company’s operations or the Russia – Ukraine conflict.

Our customer base is concentrated and the loss of, or nonperformance by, one or more of our significant customers could cause our revenue to decline substantially.

We had two large customers that comprised 88% of our total revenue in 2022 and 87% in 2021. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer decided not to continue to use our services or has a significant reduction in its business, our revenue would decline, and our operating results and financial condition could be harmed. In addition, we are subject to credit risk due to the concentration of our customer base. Any increase in the non-payment of and non-performance by our counterparties, either as a result of changes in financial and economic conditions or otherwise, could have a material effect on our business, results of operations and financial condition and could adversely affect our liquidity.

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

We cannot assure you that our products will be able to satisfy the specifications of our customers or that we will be able to perform the testing necessary to prove that the product specifications are satisfied in the future, or that the costs of modifications to our products to satisfy their requirements will not adversely affect our results of operations. We believe our Strider technology for horizontal drilling offers advantages compared to competition, but failure to meet our customer’s demand for services may adversely affect our business. We may encounter resource constraints, competition, or other difficulties that may delay our ability to expand our bit remanufacturing services to the level desired or required by our customer. If our products are unable to satisfy such requirements, or we are unable to perform any required testing, our customers may cancel their contracts and/or seek new suppliers, and our business, results of operations, cash flows or financial position may be adversely affected.

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

We rely on our proprietary production management technology which has changed how users connect to our knowledge and other information technology (“IT”) systems to conduct our business. Despite our security and back-up measures, our IT systems are vulnerable to computer viruses, natural disasters and other disruptions or failures. The failure of our IT systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of our operations and those of our customers, inappropriate disclosure of confidential information, increased overhead costs, loss of intellectual property, loss of data privacy and damage to our reputation, which could have a material adverse effect on our business and results of operations. In addition, we may be required to incur significant costs to prevent or respond to damage caused by these disruptions or security breaches in the future.

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

Our information technology infrastructure is critical to the efficient operation of our business and essential to our ability to perform day-to-day operations. Breaches in our information technology infrastructure or physical facilities, or other disruptions, could result in damage to our assets, safety incidents, damage to the environment, loss of data privacy, potential liability or the loss of contracts, and have a material adverse effect on our operations, financial position and results of operations.

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

Our international activities are subject to many of the same risks as described above, as well as to risks associated with the legislative, judicial, regulatory, political, economic and cultural factors specific to the countries or regions in which we operate.

We have operations in the Middle East. Our International segment’s operations generated 11% and 13% of our revenue for the years ended December 31, 2022 and 2021, respectively. In general, the risk factors identified above also have relevance to our International operations. In addition, our International operations also expose us to other risks, including those related to, for example:

●	political conditions and geopolitical events, including war and terrorism;

●	economic conditions, including monetary and fiscal policies and tax rules;

●	legal and regulatory environments;

●	rules governing international trade and potential changes to trade policies or trade agreements and ownership of foreign entities;

●	risks associated with foreign currency exchange rates;

●	cultural differences that we may be unable to anticipate or respond to appropriately;

●	different rules or practices regarding employee relations, including the existence of works councils or unions;

●	difficulties in enforcing intellectual property rights; and

●	difficulties encountered in exerting appropriate management oversight to operations in remote locations.

These factors could significantly disrupt our International operations and have a material adverse effect on our revenue and profitability and could lead us to incur material impairments and other exit costs.

Risks Relating to Our Common Stock

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

Currently, we are a “smaller reporting company,” meaning that our outstanding common stock held by non-affiliates had a market value of less than $250 million as of June 30, 2022. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in our SEC filings, including, being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

As long as we are substantially controlled by the Meiers, the ability of our shareholders to influence the outcome of matters will be limited.

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

ITEM 2. PROPERTIES

The Company operates out of six buildings as part of its Vernal, Utah offices, which are used for manufacturing and executive offices. On December 7, 2020, the Company closed a sale-leaseback agreement for its headquarters and manufacturing facilities. Under the terms of the transaction, the Company sold the property for $4.5 million and simultaneously entered into a 15-year lease. Under the lease agreement, the Company has an option to extend the term of the lease and to repurchase the property. The Company’s management believes its current manufacturing facility, executive offices, and its new repair center in the Middle East, are sufficient for its current operations.

ITEM 3. LEGAL PROCEEDINGS

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana, Lafayette Division, asserting that Stabil Drill Specialties, LLC’s (“Stabil Drill”) Smoothbore Eccentric Reamer infringes the patents of Extreme Technologies, LLC (one of our subsidiaries) on our patented Drill-N-Ream tool. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. Additionally, on May 20, 2019, Extreme Technologies, LLC sued Short Bit & Tool Co. and Lot William Short, Jr. (“Defendants”) in the Northern District of Texas-Dallas Division for their work manufacturing the Smoothbore Eccentric Reamer for Stabil Drill. The Dallas lawsuit is stayed pending resolution of the first-filed, Houston suit. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which resulted in a brief, automatic stay of the litigation. Superior Energy Services announced on February 2, 2021, that it successfully completed its financial restructuring and emerged from Chapter 11 bankruptcy, but this bankruptcy did not affect Extreme Technologies’ claims against Stabil Drill. On March 9, 2021, the Court lifted the automatic bankruptcy stay, and on May 12, 2021, the Court denied Stabil Drill’s motion for summary judgment of non-infringement. On May 23, 2022, the Court issued its Order on Claim Construction of the patents, adopting Extreme Technologies’ proffered interpretation on the disputed claim terms. The parties are preparing this case for trial and expect a jury trial setting in the fall of 2023.

We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Approximate Number of Equity Security Holders

As of March 15, 2023, 29,245,080 shares of the Company’s common stock were outstanding and held by 21 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealer or other nominees.

The Company’s common stock trades on the NYSE American market under the symbol “SDPI”.

Dividends

The Company does not presently pay dividends on its common stock. The Company intends for the foreseeable future to continue the policy of not paying dividends and retaining earnings, if any, to finance the development and growth of its business.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of restricted shares and securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	7,076,326	(1)	$0.91	1,038,828	(2)
Equity compensation plans not approved by security holders	-		-	-
Total as of December 31, 2022	7,076,326

(1)	Consists of 7,076,326 shares under the 2015 Employee Stock Incentive Plan.

(2)	Consists of 1,038,828 shares remaining available for future issuance under the 2015 Employee Stock Incentive Plan. The 2014 Employee Stock Incentive Plan was frozen by the Board of Directors such that no future grants of awards will be made and the 2014 Employee Stock Incentive Plan remains effective only with respect to awards outstanding as of June 15, 2015 until they expire according to their terms.

Stock Performance Graph

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the stock performance graph.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Superior Drilling Products, Inc. is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling industry. Our headquarters and manufacturing operations are located in Vernal, Utah. Our drilling solutions include the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool”) and the patented Strider™ Drill String Oscillation System technology (“Strider technology” or “Strider”). In addition, the Company is a manufacturer of Drill-N-Ream tools and refurbisher of PDC (polycrystalline diamond compact) drill bits for a leading oil field services company. We operate a state-of-the-art drill tool fabrication facility, where we manufacture solutions for the drilling industry, as well as customers’ custom products.

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

The total U.S. rig count as reported by Baker Hughes as of March 3, 2023 was 749 rigs, an increase of 99 rigs from the rig count as of December 31, 2021.

The Middle East market began to improve during 2022 after a slow rebound from the COVID-19 impact. Total rig count in that region as of February 28, 2023 was 327 compared with 282 at the same time last year.

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

Costs of Conducting Our Business

Cost of revenue is comprised of direct and indirect costs to manufacture, repair and supply our products, including labor, materials, utilities, equipment repair, lease expense related to our facilities, supplies and freight.

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

Other income (expense), net is comprised primarily of interest expense associated with outstanding borrowings net of interest income, impairment of asset held for sale and losses on disposition of assets.

RESULTS OF OPERATIONS

The following table represents our consolidated statement of operations for the periods indicated:

	Year Ended December 31,
	2022		2021
Revenue
Tool Revenue	$12,351,944	65%	$9,244,482	69%
Contract Services	6,745,743	35%	4,091,667	31%
Total Revenue	19,097,687	100%	13,336,149	100%
Operating cost and expenses
Cost of revenue	8,330,877	44%	5,618,844	42%
Selling, general, and administrative expenses	7,326,384	38%	6,200,522	46%
Depreciation and amortization expense	1,503,976	8%	2,103,534	16%
Total operating cost and expenses	17,161,237	90%	13,922,900	104%
Operating income (loss)	1,936,450	10%	(586,751)	-4%
Other income (expense)
Interest income	26,675	0%	228	0%
Interest expense	(572,624)	-3%	(539,390)	-4%
Recovery of related party note receivable	-	0%	707,112	5%
Impairment on asset held for sale	(130,375)	-1%	-	0%
Loss on disposition of assets	-	0%	(249)	0%
Total other income (expense)	(676,324)	-4%	167,701	1%
Income (loss) before income taxes	1,260,126	7%	(419,050)	-3%
Income tax expense	(194,969)	-1%	(110,751)	-1%
Net income (loss)	$1,065,157	6%	$(529,801)	-4%

Comparison of the years ended December 31, 2022 and 2021

Revenue

Our revenue increased approximately $5,762,000, or 43%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was driven by approximately $3,107,000, or 34%, increase in tool revenue compared to the prior year reflecting the strong market share of the DNR in the U.S. and expansion of our business in the Middle East which contributed approximately $463,000 of the increase in tool revenue. Contract services revenue increased by $2,654,000, or 65%, over the prior year, primarily due to expansion of services for our major customer and increased activity in the oil field industry.

Operating Costs and Expenses

Cost of Revenue

Cost of revenue increased approximately $2,712,000, or 48%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was driven by higher volume sold, consistent with the 43% increase in revenue compared with the prior year. In addition, costs have increased from impacts of inflation and supply chain constraints. International cost of revenue increased 18% in 2022 due to higher payroll costs and additional facility expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $1,126,000, or 18%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was the result of increased payroll costs primarily attributable to reinstatement of executive management salaries and increased legal fees during the year ended December 31, 2022.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased approximately $600,000, or 29%, for the year ended December 31, 2022 compared with the year ended December 31, 2021. The decrease was primarily due to a portion of the intellectual property intangible balance that reached its full amortization in May 2021.

Other Income (Expenses)

Interest Income

Interest income increased approximately $26,000, or 11,600%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase is due to an increase in interest rates earned on the cash balance held in interest bearing accounts.

Interest Expense

Interest expense decreased approximately $33,000, or 6%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in interest expense was due primarily to the lower balance outstanding on the Hard Rock Note, which was fully repaid in October 2022.

Recovery of related party note receivable

Recovery of related party note receivable was approximately $707,000 for the year ended December 31, 2021 pertaining to partial recovery of the related party note receivable (Tronco note – See Note 6 – Related Party Transactions to the financial statements). There was no such recovery for the year ended December 31, 2022.

Impairment on Asset Held for Sale

Impairment on asset held for sale was approximately $130,000 for the year ended December 31, 2022. In December 2022, the Company entered into an agreement to sell certain equipment, which closed in January 2023. As such, management made adjustments to reflect the fair value of this equipment as of December 31, 2022.

Loss on Disposition of Assets

Loss on disposition of assets was $249 for the year ended December 31, 2021.

Liquidity and Capital Resources

At December 31, 2022, we had working capital of approximately $4,457,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include managing our operating costs and capital spending to reflect revenue trends, accelerating collections of international receivables, and controlling our working capital and debt to enhance liquidity. We will continue to work to grow revenue and manage costs and expect to be cash flow positive in 2023. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

Credit Agreement

We have a Loan and Security Agreement with Austin Financial Services, Inc. (“AFS”) (the “Credit Agreement”). The Credit Agreement provides a $4,300,000 credit facility, which includes a $800,000 term loan (the “Term Loan”) and a $3,500,000 line of credit (the “Line of Credit”). As of December 31, 2022, we had approximately $814,000 outstanding on the Line of Credit and nothing outstanding on the Term Loan. Amounts outstanding under the Line of Credit at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect (less a dilution reserve as determined by AFS in its sole good faith discretion), plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. A collateral management fee is payable monthly on the used portion of the Line of Credit and Term Loan. If our aggregate borrowings are less than $1,000,000, we still pay interest as if we had borrowed $1,000,000. At December 31, 2022, we had approximately $10,200 of accrued interest related to the Line of Credit.

The interest rate for the Term Loan and the Line of Credit is prime plus 2%. At December 31, 2022, the interest rate was 12.28%, which includes a 3.6% management fee rate. The obligations of the Company under the agreement are secured by a security interest in substantially all of the tangible and intangible assets of the Company, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment, intellectual property, or aircraft. The Credit Agreement matured on February 20, 2023 and automatically renewed for one additional year. Cancellation is allowed with a 60-day notice.

Financing Obligation Liability

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

Machinery Loans

The Company financed a purchase of machinery and equipment in 2019. This equipment was impaired and held as an asset for sale at the end of 2022. The equipment was sold in January 2023 and the loan was paid in full on December 29, 2022. The balance of this equipment loan totaled $357,963 as of December 31, 2021.

The Company also financed the purchase of machinery and equipment in July 2022. The term of the loan is 60 months and matures in July 2027. The loan has an interest rate of 5.50%. The balance of the equipment loan totaled $620,176 as of December 31, 2022.

Insurance Loan

In June 2022, the Company financed insurance premiums with a loan agreement. In September 2022 an additional insurance amount was added to the loan. The loan matures in March 2023. The balance of the insurance loan totaled $156,949 as of December 31, 2022.

The Company had no off balance sheet arrangements.

Cash Flow

	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$3,547,404	$526,156
Net cash used in investing activities	(3,330,206)	(886,718)
Net cash (used in) provided by financing activities	(881,273)	1,221,221
Net (decrease) increase in cash	$(664,075)	$860,659

Operating Cash Flows

For the year ended December 31, 2022, net cash provided by operating activities was approximately $3,547,000. The Company had approximately $1,065,000 of net income, $2,658,000 of non-cash expenses, $675,000 increase in deferred income, offset by $850,000 decrease in working capital accounts.

For the year ended December 31, 2021, net cash provided by our operating activities was approximately $526,000. The Company had approximately $530,000 of net loss, an approximately $1,526,000 increase in accounts receivable, an approximately $144,000 increase in inventories, which were offset in part by depreciation and amortization expense of approximately $2,104,000 and share-based compensation expense of approximately $757,000.

Investing Cash Flows

For the year ended December 31, 2022, net cash used in investing activities was approximately $3,330,000, primarily related to purchases of property, plant and equipment.

For the year ended December 31, 2021, net cash used in investing activities was approximately $867,000. The Company used approximately $937,000 for property, plant and equipment purchases, offset in part by proceeds from the sale of fixed assets of approximately $50,000.

Financing Cash Flows

For the year ended December 31, 2022, net cash used in financing activities was approximately $881,000, primarily related to principal payments on debt of approximately $1,695,000, proceeds from debt borrowings of approximately $997,000 and net payments on the Line of Credit of $184,000.

For the year ended December 31, 2021, net cash provided by our financing activities was approximately $1,221,000 and primarily related to proceeds the sale of common stock of $1,697,000. Total payments on debt, net of borrowings, were $476,000 consisting of principal payments on debt of $1,278,000, and a net borrowing on the Line of Credit of $802,000.

Critical Accounting Policies and Estimates

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

Revenue Recognition

We account for revenue in accordance with Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), except for tool rental revenue. Under ASC 606 revenue is measured based on a consideration specified in a customer’s contract, excluding any sale incentives and taxes collected on behalf of third parties. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that we expect to receive for those goods or services. To recognize revenue, we (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy the performance obligation(s). Shipping and handling costs incurred are accounted for as fulfillment costs and are included in cost of revenues in the statements of operations.

Share-Based Compensation

Share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized ratably as an expense over the vesting period of the award. Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the use of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management uses the Black-Scholes option pricing model to value award grants and determine the related compensation expense. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, the Company’s share-based compensation expense could be materially different in the future. The Company expects to continue to grant share-based awards in the future, and to the extent that the Company does, its actual share-based compensation expense recognized in future periods will likely increase.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally due within 60 days and 90 days of the invoice date for domestic and international customers, respectively. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. The allowance for doubtful accounts was $0 at both December 31, 2022 and 2021.

Substantially all of our revenue is derived from our refurbishing of PDC drill bits for Baker Hughes and from DTI when we 1) sell the Drill-N-Ream tool, 2) repair drilling bits and the Drill-N-Ream tool, and 3) earn royalty on our customer’s rental of the Drill-N-Ream tool to the end user. Internationally our revenue is derived from the rental of our Drill-N-Ream tool to large oilfield service companies. While our credit risk is concentrated, all of our customers have historically had excellent payment history. Management monitors accounts receivable collections on a weekly basis.

Valuation of Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost, determined using the weighted-average cost method, or net realizable value. Finished goods inventories include raw materials, direct labor and production overhead. The Company regularly reviews inventories on hand and current market conditions to determine if the cost of finished goods inventories exceed current market prices and impairs the cost basis of the inventory accordingly. The Company wrote off $0 related to slow moving inventory during the years ended December 31, 2022 and 2021.

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

On January 31, 2023, the Company entered into a second amended and restated loan agreement and note with Tronco to extend the maturity date of the principal to March 31, 2023.

Government Grant

The Company applied for and received a grant award of up to $750,000 from the State of Utah’s Manufacturing Modernization Grant Program. The program helps develop manufacturing industry in the state. Current GAAP has no specific authoritative guidance on the accounting for government assistance received by business entities. However, Accounting Standard Codification (“ASC”) 105 describes the decision-making framework for determining the guidance to apply when guidance is not specified by GAAP. ASC 105 points to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, and ASC 958-605, Not-for-Profit Entities - Revenue Recognition, that require conditions of the grant to be met in order to recognize the income.

During 2022, the Company met the conditions of the grant and, therefore, recorded the initial grant funding totaling $675,000 as deferred income on the balance sheet, as portions of the grant are approved by the State of Utah. Income will be recognized on a straight-line basis over the life of the asset once all project requirements, such as employee training and installation of the equipment, have been completed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments such as interest rate swap arrangements, hedging contracts, futures contracts or the like.

Concentration of Credit Risk

We are dependent on a limited number of significant customers. For the year ended December 31, 2022, the Company had two significant customers that represented 88% of our revenue. These customers had approximately $1,751,000 in accounts receivable at December 31, 2022. For the year ended December 31, 2021, the Company had two significant customers that represented 87% of our revenue. These customers had approximately $1,910,000 in accounts receivable at December 31, 2021.

Developing new products and tools and selling more existing products to additional customers continues to be a strategic initiative which we believe will broaden our customer base, which should have a positive effect on diversifying our concentration of credit risk.

For the year ended December 31, 2022, the Company had two vendors that represented 12% of our purchases. These vendors had approximately $74,000 in accounts payable at December 31, 2022. For the year ended December 31, 2021, the Company had two vendors that represented 13% of our purchases. These vendors had approximately $136,000 in accounts payable at December 31, 2021.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

SUPERIOR DRILLING PRODUCTS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Superior Drilling Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Superior Drilling Products, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
March 15, 2023

We have served as the Company’s auditor since 2017.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 and 2021

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$2,158,025	$2,822,100
Accounts receivable	3,241,221	2,871,932
Prepaid expenses	367,823	435,595
Inventories	2,081,260	1,174,635
Asset held for sale	216,000	-
Other current assets	140,238	55,159
Total current assets	8,204,567	7,359,421
Property, plant and equipment, net	8,576,851	6,930,329
Intangible assets, net	69,444	236,111
Right of use assets	638,102	20,518
Other noncurrent assets	111,519	65,880

Total assets	$17,600,483	$14,612,259

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,043,581	$1,139,091
Accrued expenses	891,793	467,462
Income tax payable	351,618	206,490
Current portion of operating lease liability	44,273	13,716
Current portion of financial obligation	74,636	65,678
Current portion of long-term debt, net of discounts	1,125,864	2,195,759
Other current liabilities	216,000	-
Total current liabilities	3,747,765	4,088,196
Operating lease liability, less current portion	523,375	6,802
Long-term financial obligation, less current portion	4,038,022	4,112,658
Long-term debt, less current portion, net of discounts	529,499	256,675
Deferred income	675,000	-
Total liabilities	9,513,661	8,464,331
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 29,245,080 and 28,235,001 shares issued and outstanding, respectively	29,245	28,235
Additional paid-in-capital	43,943,928	43,071,201
Accumulated deficit	(35,886,351)	(36,951,508)
Total shareholders’ equity	8,086,822	6,147,928
Total liabilities and shareholders’ equity	$17,600,483	$14,612,259

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	Year Ended December 31,
	2022	2021
Revenue	$19,097,687	$13,336,149
Operating cost and expenses
Cost of revenue	8,330,877	5,618,844
Selling, general, and administrative expenses	7,326,384	6,200,522
Depreciation and amortization expense	1,503,976	2,103,534
Total operating cost and expenses	17,161,237	13,922,900
Operating income (loss)	1,936,450	(586,751)
Other income (expense)
Interest income	26,675	228
Interest expense	(572,624)	(539,390)
Recovery of related party note receivable	-	707,112
Impairment on asset held for sale	(130,375)	-
Loss on disposition of assets	-	(249)
Total other income (expense)	(676,324)	167,701
Income (loss) before income taxes	1,260,126	(419,050)
Income tax expense	(194,969)	(110,751)
Net income (loss)	$1,065,157	$(529,801)

Earnings (loss) per common share - basic	$0.04	$(0.02)
Weighted average common shares outstanding - basic	28,643,464	26,391,538

Earnings (loss) per common share - diluted	$0.04	$(0.02)
Weighted average common shares outstanding - diluted	28,675,100	26,391,538

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2020	25,762,342	$25,762	$40,619,620	$(36,421,707)	$4,223,675
Share-based compensation expense	733,528	734	756,009	-	756,743
Common stock issuance	1,739,131	1,739	1,695,572	-	1,697,311
Net loss	-	-	-	(529,801)	(529,801)
Balance - December 31, 2021	28,235,001	28,235	43,071,201	(36,951,508)	6,147,928
Share-based compensation expense	1,010,079	1,010	872,727	-	873,737
Net income	-	-	-	1,065,157	1,065,157
Balance - December 31, 2022	29,245,080	$29,245	$43,943,928	$(35,886,351)	$8,086,822

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$1,065,157	$(529,801)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,503,976	2,103,534
Amortization of right-of-use assets	131,093	-
Share-based compensation expense	873,737	756,743
Impairment on asset held for sale	130,375	-
Loss on disposition of assets	-	249
Amortization of deferred loan cost	18,524	18,522
Changes in operating assets and liabilities:
Accounts receivable	(369,289)	(1,526,310)
Inventories	(906,625)	(143,590)
Prepaid expenses and other current assets	(62,946)	(338,255)
Accounts payable, accrued expenses, and other liabilities	127,274	85,020
Income tax payable	145,128	100,044
Other current liabilities	216,000	-
Deferred income	675,000	-
Net cash provided by operating activities	3,547,404	526,156
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(3,330,206)	(936,718)
Proceeds from sale of fixed assets	-	50,000
Net cash used in investing activities	(3,330,206)	(886,718)
Cash Flows from Financing Activities
Principal payments on debt	(1,694,730)	(1,277,730)
Proceeds received from debt borrowings	997,134	-
Payments on revolving loan	(817,113)	(895,787)
Proceeds received from revolving loan	633,436	1,697,427
Proceeds from issuance of common stock	-	1,697,311
Net cash (used in) provided by financing activities	(881,273)	1,221,221
Net (decrease) increase in cash	(664,075)	860,659
Cash at beginning of period	2,822,100	1,961,441
Cash at end of period	$2,158,025	$2,822,100

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended December 31,
	2022	2021
Supplemental information:
Cash paid for interest	$566,336	$530,898
Cash paid for income taxes	$-	$-
Non-Cash item related to deferred income	$675,000	$-
Right of use assets obtained in exchange for lease obligations	$749,718	$-

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

Our subsidiaries include (a) Superior Drilling Solutions, LLC (“SDS”) (previously known as Superior Drilling Products, LLC), a Utah limited liability company, together with its wholly owned subsidiary Superior Design and Fabrication, LLC (“SDF”), a Utah limited liability company, (b) Extreme Technologies, LLC(“ET”), a Utah limited liability company, (c) Meier Properties Series, LLC (“MPS”), a Utah limited liability company, (d) Meier Leasing, LLC (“ML”), a Utah limited liability company, and (e) Hard Rock Solutions, LLC (“HR” or “Hard Rock”).

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

Revenue Recognition

We account for revenue in accordance with Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), except for tool rental revenue. Under ASC 606 revenue is measured based on a consideration specified in a customer’s contract, excluding any sale incentives and taxes collected on behalf of third parties. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that we expect to receive for those goods or services. To recognize revenue, we (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy the performance obligation(s). Shipping and handling costs incurred are accounted for as fulfillment costs and are included in cost of revenues in the statements of operations.

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

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable and Allowance for Doubtful Accounts

Domestically, accounts receivable are generally due within 60 days of the invoice date. Internationally, our due date terms are generally 90 days from the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for doubtful accounts is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. The allowance for doubtful accounts was $0 as of both December 31, 2022 and 2021. Accounts receivable was $1,345,622 as of December 31, 2020.

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

Assets Held for Sale

The Company classifies disposal groups as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the disposal group; (2) the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; (3) an active program to locate a buyer or buyers and other actions required to complete the plan to sell the disposal group have been initiated; (4) the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale, within one year, except if events or circumstances beyond the Company’s control extend the period of time required to sell the disposal group beyond one year; (5) the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. The cost of ordinary maintenance and repair is charged to operating expense, while replacement of critical components and major improvements are capitalized. Depreciation or amortization of property and equipment is calculated using the straight-line method over the asset’s estimated useful life as follows:

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

Leases

We account for leases in accordance with ASC Topic 842 - Leases (“ASC 842”), which requires assets and liabilities that arise from all leases to be recognized on the balance sheet for lessees and expanded financial statement disclosures for both lessees and lessors. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on the condensed consolidated balance sheet and are expensed on a straight-line basis over the lease term in the condensed consolidated statement of operations.

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determines whether a contract is a lease, or contains a lease, at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. The Company discounts lease payments based on an estimate of its incremental borrowing rate as the Company’s leases do not provide a readily determinable implicit rate. Operating lease assets and liabilities are included on our consolidated balance sheets. Operating lease expense (excluding variable lease costs) is recognized on a straight-line basis over the lease term.

Research and Development

We expense research and development costs as they are incurred. For the years ended December 31, 2022 and 2021, these expenses were approximately $436,000 and $487,000, respectively, and include payroll for engineers, materials for the Strider technology, and third-party engineering costs. The prior year amount has been reclassified to conform to the current year presentation and these costs are included in the selling, general, and administrative expenses in the consolidated statement of operations.

Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, including potentially dilutive common share equivalents, if the effect is dilutive. Potentially dilutive common shares equivalents include stock options.

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

Debt Issuance Costs

Costs related to debt issuance are capitalized and amortized as interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Upon the repayment of debt, the Company accelerates the recognition of an appropriate amount of the costs as interest expense. Debt issuance costs are presented as a direct reduction from the carrying amount of the note payable. For the years ended December 31, 2022 and 2021, the amortized debt issuance costs were $3,087 and $18,522, respectively.

Share-Based Compensation

Share-based compensation expense related to stock option and restricted stock awards is recognized based on the grant-date fair values. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

Concentrations of Credit Risk

The Company has two significant customers that represent 88% and 87% of our revenue for our North America segment for the years ended December 31, 2022 and 2021, respectively. These customers had approximately $1,751,000 and $1,910,000 in accounts receivable at December 31, 2022 and 2021, respectively.

The Company had two significant vendors that represent 12% of our purchases and had approximately $74,400 in accounts payable at December 31, 2022. The Company had two significant vendors that represented 13% of its purchases and had approximately $136,000 in accounts payable at December 31, 2021.

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Government Grant

The Company applied for and received a grant award of up to $750,000 from the State of Utah’s Manufacturing Modernization Grant Program. The program helps develop manufacturing industry in the state. Current GAAP has no specific authoritative guidance on the accounting for government assistance received by business entities. However, Accounting Standard Codification (“ASC”) 105 describes the decision-making framework for determining the guidance to apply when guidance is not specified by GAAP. ASC 105 points to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, and ASC 958-605, Not-for-Profit Entities - Revenue Recognition, that require conditions of the grant to be met in order to recognize the income.

During 2022, the Company met the conditions of the grant and received the initial grant funding totaling $675,000. As of December 31, 2022 project requirements, such as employee training and installation and operation of the equipment, had not been completed and, as such, the entire funded amount of $675,000 was included as deferred income on the balance sheet. Income will be recognized on a straight-line basis over the life of the asset once all project requirements are met.

Foreign currency transactions

Foreign currency transactions are initially measured and recorded in U.S. dollars using the exchange rate on the date of the transaction. Foreign currency denominated monetary assets and liabilities are measured at the end of each reporting period using the exchange rate at that date. Gains and losses from foreign currency transactions, which are included in selling, general, and administrative expenses, have not been significant in any of the periods presented. Nonmonetary assets and liabilities are not subsequently remeasured.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that we have not yet adopted that we believe will have a material effect on our financial statements.

NOTE 2. REVENUE

Disaggregation of Revenue

The following table presents revenue disaggregated by type:

	Year Ended December 31,
	2022	2021
Tool Revenue:
Tool and product sales	$3,157,710	$2,610,500
Tool rental	2,180,428	1,716,556
Other related revenue	7,013,806	4,917,426
Total Tool Revenue	12,351,944	9,244,482
Contract Services	6,745,743	4,091,667
Total Revenue	$19,097,687	$13,336,149

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606.

Contract Costs

We do not incur any material costs of obtaining contracts.

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVENTORIES

Inventories were comprised of the following:

	December 31,
	2022	2021
Raw material	$1,334,669	$769,547
Work in progress	168,214	65,945
Finished goods	578,377	339,143
Total inventories	$2,081,260	$1,174,635

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment was comprised of the following:

	December 31,
	2022	2021
Land	$880,416	$880,416
Buildings	4,764,441	4,764,441
Leasehold improvements	755,039	755,039
Machinery, equipment, and rental tools	14,546,060	12,207,497
Office equipment, fixtures and software	628,358	628,358
Transportation assets	265,760	265,760
Property, plant and equipment, gross	21,840,074	19,501,511
Accumulated depreciation	(13,263,223)	(12,571,182)
	$8,576,851	$6,930,329

Depreciation expense related to property, plant and equipment for the years ended December 31, 2022 and 2021 was $1,337,309 and $1,520,201 respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	December 31,
	2022	2021
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(14,830,556)	(14,663,889)
	$69,444	$236,111

Amortization expense related to intangible assets for the years ended December 31, 2022 and 2021 was $166,667 and $583,333, respectively.

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These intangible assets have been amortized using the straight-line method over their expected useful lives, which range from 5 to 9 years. The Company will recognize amortization expense of $69,444 for the year ending December 31, 2023.

NOTE 6. RELATED PARTY NOTE RECEIVABLE

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco Energy Corporation in order to take over the legal position as Tronco’s senior secured lender. Tronco is an entity owned by Troy and Annette Meier. Effective August 2017, the Company fully reserved the related party note receivable of $6,979,043, which reduced the related party note receivable balance to $0. The Company continues to hold the 8,267,860 shares of the Company’s common stock as collateral. The Company will record a recovery of the loan upon receiving repayment of the note or interest in other income. On July 7, 2020, the Company entered into an amended and restated loan agreement and note with Tronco changing the payment terms on the note. As amended, the interest rate on the note is fixed at 2% per annum. On January 31, 2023, the Company entered into a second amended and restated loan agreement and note with Tronco to extend the maturity date of the principal to March 31, 2023. The Tronco note balance, including accrued interest, was approximately $6,884,000 and $6,749,000 as of December 31, 2022 and 2021, respectively.

NOTE 7. LEASES

The Company leases certain facilities Utah and Dubai under long-term operating leases with lease terms of one year to two years. The lease expense and the cash paid under operating leases was $140,539 and $7,200 for the years ended December 31, 2022 and 2021, respectively.

The following table presents the maturities of lease liabilities:

Fiscal year ending December 31,	Operating Leases
2023	$173,339
2024	243,794
2025	130,454
2026	60,000
2027	40,000
Thereafter	-
Total undiscounted lease payments	647,587
Less: Imputed lease interest	(79,939)
Total lease liabilities	$567,648

Other information related to operating leases:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$216,394	$48,621
Weighted average remaining lease-term (in years)	2.86	0.97
Weighted average discount rate	7.25%	7.25%

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. LONG-TERM DEBT

Long-term debt is comprised of the following:

	December 31,
	2022	2021
Hard Rock Note	$-	$750,000
Credit Agreement	813,713	1,312,194
Machinery loans	664,674	357,963
Transportation loan	20,027	32,277
Insurance loan	156,949	-
	1,655,363	2,452,434
Current portion of long-term debt	(1,125,864)	(2,195,759)
	$529,499	$256,675

Credit Agreement

In February 2019, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Austin Financial Services, Inc. (“AFS”). The Credit Agreement provides a $4,300,000 credit facility, which includes a $800,000 term loan (the “Term Loan”) and a $3,500,000 line of credit (the “Line of Credit”). The Credit Agreement matures on February 20, 2023, subject to early termination pursuant to the terms of the agreement or extension as may be agreed by the parties. This credit agreement automatically renewed on February 20, 2023 for one additional year. Cancellation is allowed with a 60-day notice. As of December 31, 2022, we had $813,713 outstanding on the Line of Credit and no balance outstanding on the Term Loan.

Amounts outstanding under the Line of Credit at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect (less a dilution reserve as determined by AFS in its sole good faith discretion), plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. As of December 31, 2022, the Company had $186,287 of availability under the Line of Credit.

The interest rate for the Term Loan and the Line of Credit is prime plus 2%. At December 31, 2022, the interest rate for the Term Loan was 12.28%, which includes a 3.6% management fee rate. Even if our borrowings under the Line of Credit are less than $1,000,000, we still pay interest as if we had borrowed $1,000,000. The obligations of the Company under the Credit Agreement are secured by a security interest in substantially all of the tangible and intangible assets of the Company, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment or intellectual property. A collateral management fee is payable monthly on the used portion of the Line of Credit and Term Loan.

The Credit Agreement contains various restrictive covenants that, among other things, limit or restrict the ability of the borrowers to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; make investments; engage in mergers, acquisitions and dispositions; make optional prepayments of other indebtedness; engage in transactions with affiliates; and enter into restrictive agreements. The Credit Agreement does not include any financial covenants. If an event of default occurs, the lenders are entitled to accelerate the advances made thereunder and exercise rights against the collateral. Borrowing under the Line of Credit is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause. At December 31, 2022, we were in compliance with the covenants in the Credit Agreement.

Machinery Loans

The Company financed the purchase of machinery and equipment through various loans. The outstanding loans have interest rates ranging from 5.50% to 5.94%, and repayment terms of 48-60 months. The balance of the equipment loans totaled $664,674 and $357,963 as of December 31, 2022 and 2021, respectively.

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Insurance Loan

In June 2022, the Company financed insurance premiums with a loan agreement. In September 2022 an additional insurance amount was added to the loan. The loan matures in March 2023. The balance of the insurance loan totaled $156,949 as of December 31, 2022.

Transportation Loan

The Company financed the purchase of a vehicle with a loan agreement. The term of the loan is 60 months and matures in June 2024. The interest rate of the loan is 6.99%. The loan is collateralized by the vehicle.

Hard Rock Note

In 2014, the Company purchased all of the interests of Hard Rock Solutions, LLC (“Hard Rock”). Consideration consisted of $12.5 million paid in cash at closing and a $12.5 million seller’s note (the “Hard Rock Note”). As of December 31, 2021, the Hard Rock Note had a balance of $750,000 and accrued interest at 8.00% per annum. The Hard Rock Note was fully repaid in October 2022.

Future annual maturities of total debt are as follows (1):

For the year ended December 31,
2023	$1,125,864
2024	157,260
2025	140,156
2026	144,225
2027	87,858
$1,655,363

(1)	Excludes discounts for debt issuance costs.

NOTE 9. FINANCING OBLIGATION LIABILITY

On December 7, 2020, the Company entered into an agreement to sell land and property related to the Company’s headquarters and manufacturing facility in Vernal, Utah (the “Property”) for a purchase price of $4,448,500 (the “Sale Agreement”). Concurrent with the sale of the Property, the Company entered into a fifteen-year lease agreement (the “Lease Agreement”) to lease back the Property at an annual rate of $311,395 with payments made monthly, subject to annual rent increases of 1.5%. Under the Lease Agreement, the Company has an option to extend the term of the lease and to repurchase the Property. Due to this repurchase option, the Company was unable to account for the transfer as a sale under ASC 842, Leases, and as such, the transaction is a failed sale-leaseback that is accounted for as a financing transaction.

The Company received cash of $1,622,106, retired real estate debt of $2,638,773 and recorded a financing obligation liability of $4,260,879 related to the transaction. There was no gain recorded since sale accounting was precluded. The financing obligation has an implied interest rate of 6.0%. At the conclusion of the fifteen-year lease period, the financing obligation residual is estimated to be $2,188,710, which corresponds to the carrying value of the property. The Company paid $65,678 and $61,616 of principal in 2022 and 2021, respectively. The balance of the financing obligation was $4,112,658 and $4,178,336, at December 31, 2022 and 2021, respectively.

The financing obligation liability is summarized below:

	December 31,
	2022	2021
Financing obligation for sale-leaseback transaction	$4,112,658	$4,178,336
Current principal portion of finance obligation	(74,636)	(65,678)
Non-current portion of financing obligation	$4,038,022	$4,112,658

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is the aggregate future lease payments that include principal and interest for the financing obligation liability as of December 31, 2022:

For the year ended December 31,
2023	$321,130
2024	325,947
2025	330,836
2026	335,799
2027	340,836
Thereafter	2,916,941
Total undiscounted lease payments	4,571,489
Residual value of the property (included in the future payments)	2,188,711
Less: effects of discounting	(2,647,542)
Present value of lease payments	$4,112,658

NOTE 10. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana, Lafayette Division, asserting that Stabil Drill Specialties, LLC’s (“Stabil Drill”) Smoothbore Eccentric Reamer infringes the patents of Extreme Technologies, LLC (one of our subsidiaries) on our patented Drill-N-Ream well bore conditioning tool. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. Additionally, on May 20, 2019, Extreme Technologies, LLC sued Short Bit & Tool Co. and Lot William Short, Jr. (“Defendants”) in the Northern District of Texas-Dallas Division for their work manufacturing the Smoothbore Eccentric Reamer for Stabil Drill. The Dallas lawsuit is stayed pending resolution of the first-filed, Houston suit. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which resulted in a brief, automatic stay of the litigation. Superior Energy Services announced on February 2, 2021, that it successfully completed its financial restructuring and emerged from Chapter 11 bankruptcy, but this bankruptcy did not affect Extreme Technologies’ claims against Stabil Drill. On March 9, 2021, the Court lifted the automatic bankruptcy stay, and on May 12, 2021, the Court denied Stabil Drill’s motion for summary judgment of non-infringement. On May 23, 2022, the Court issued its Order on Claim Construction of the patents, adopting Extreme Technologies’ proffered interpretation on the disputed claim terms. The parties are preparing this case for trial and expect a jury trial setting in mid-2023.

We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

NOTE 11. INCOME TAXES

Components of income tax expense was as follows:

	Year Ended December 31,
	2022	2021
Current income taxes:
Federal	$-	$-
State	34,046	5,964
Foreign	160,923	104,787
Total current income taxes	194,969	110,751
Income tax expense	$194,969	$110,751

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The non-current deferred tax assets and liabilities consist of the following:

	December 31,
	2022	2021
Deferred tax assets:
263A adjustment	$23,274	$14,204
Accrued expenses	140,900	-
Prepaid expenses	(54,589)	(27,498)
Stock compensation	180,753	159,315
Stock option	69,306	71,251
Amortization of intangibles	2,246,861	2,661,090
Net operating loss	2,509,855	3,246,413
Allowances	1,509,508	1,632,266
Sale-leaseback – lease liability	919,766	1,010,467
Grant Income	150,964	-
Others	20,512	22,181
Total deferred tax assets	7,717,110	8,789,689
Deferred tax liabilities:
Depreciation on sale-leaseback fixed assets	(836,027)	(942,799)
Depreciation on fixed assets	134,483	(46,881)
Total deferred tax liabilities	(701,544)	(989,680)
Net deferred tax assets / liabilities	7,015,566	7,800,009
Less: Valuation Allowance	(7,015,566)	(7,800,009)
Total deferred tax assets / liabilities	$-	$-

The Company’s tax expense differs from the statutory tax benefit for the years ended December 31, 2022 and 2021 and the reconciliation is as follows:

	Year Ended December 31,
	2022	2021
Tax expense (benefit) at federal statutory rate	$267,604	$(88,001)
State income taxes	26,896	4,712
Foreign income taxes	127,129	79,445
Permanent differences	(46,609)	38,458
Change in valuation allowance	(780,662)	192,512
Other - State rate effect	11,704	(13,532)
Change in tax rate	586,430	(125,747)
Other	2,477	22,904
Provision for income taxes	$194,969	$110,751

We have total federal income tax net operating loss (“NOL”) carryforwards of $11,914,000 of which $8,558,000 pertains to pre-2018 losses and $3,357,000 pertains to post-2017 losses. The pre-2018 losses will begin to expire between 2035 and 2037. The post-2017 losses can be carried forward indefinitely, however, only 80% of these losses can offset taxable income.

We believe that it is more likely than not that the benefit from our deferred tax assets will not be realized. In recognition of this risk, we have provided a valuation allowance of $7,019,347 on these deferred tax assets.

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the accounting under ASC Topic 740, the Company has recorded a liability for an uncertain tax position taken on its international income tax returns. Penalties related to this income tax liability are included as a component of income tax expense in the accompanying statements of operations.

The Company had approximately $352,000 and $206,000 of accrued income tax payable, including accrued penalties, as of December 31, 2022 and 2021, respectively, which are included as a separate line in current liabilities in the accompanying balance sheets. The amount of penalties charged to income tax expense as a result of this uncertain tax position was $0 and $6,000 for the years ended December 31, 2022 and 2021, respectively.

NOTE 12. SHARE-BASED COMPENSATION

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

In 2014, the Company’s Board of Directors approved that the Directors stock compensation would be included in the Employee Stock Incentive Plan (“Stock Plan”) that reserves 1,724,128 shares of common stock for issuance. In 2015, our stockholders approved the Superior Drilling Company, Inc. 2015 Long Term Incentive Plan (the “2015 Incentive Plan”). In 2020, the Company’s board of directors approved an additional 2,543,448 shares of the Company’s common stock to be added to the 2015 Incentive Plan. In 2022, the Company’s board of directors approved an additional 1,500,000 shares of the Company’s stock to be added to the 2015 Incentive Plan. Subject to adjustment as provided in the 2015 Incentive Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued with respect to awards under the 2015 Incentive Plan is 7,076,326. As of December 31, 2022, there were 1,038,828 remaining shares that can be granted under the Company’s 2015 Incentive Plan.

Restricted stock units

On August 12, 2022, the Board of Directors granted 932,500 restricted stock units from the 2015 Incentive Plan to executive management and directors based on the average price of the Company’s common stock on the date of the grant. These restricted units will vest over a three - year period.

On August 9, 2021, the Board of Directors granted 1,231,541 restricted stock units from the 2015 Incentive Plan to executive management and directors based on the average price of the Company’s common stock on the date of the grant. These restricted units will vest over a three - year period.

Compensation expense recognized for grants of restricted stock vesting under the 2015 Incentive Plan was approximately $858,000 and $754,000 for the years ending December 31, 2022 and 2021, respectively. The Company recognized compensation expense and recorded it as share-based compensation in the consolidated statement of operations.

Total unrecognized compensation expense related to unvested restricted stock units expected to be recognized over the remaining weighted vesting period of 1.84 years equaled approximately $1,806,297 at December 31, 2022. These shares vest over three years.

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity under the 2015 Incentive Plan for RSUs was as follows:

	Year Ended December 31,
	2022		2021
	Restricted Stock Units	Weighted Average Price	Restricted Stock Units	Weighted Average Price

Outstanding, beginning of period	2,284,910	$0.70	1,796,897	$0.71
Granted	932,500	$1.00	1,231,541	$0.76
Forfeited	(35,030)	$0.59	(10,000)	$0.59
Vested	(1,008,214)	$0.70	(733,528)	$0.83
Outstanding, end of period	2,174,166	$0.83	2,284,910	$0.70

Stock Options

On August 12, 2022, the Board of Directors authorized 75,000 stock options under the 2015 Incentive Plan to be granted to employees. Of these authorized stock options, 24,000 stock options were granted to employees on December 16, 2022 at a grant price of $0.82. The fair value, based on the Black-Scholes option pricing model, on the date of grant was $0.35. The options vest 33.3% on the grant date, 33.3% on the first anniversary of the grant date and 33.4% on the second anniversary of the grant date.

On August 9, 2021, the Board of Directors approved to be granted 74,996 stock options under the 2015 Incentive Plan to employees. These options were granted to employees on December 10, 2021 at a grant price of $0.78. The fair value, based on the Black-Scholes option pricing model, on the date of grant was $0.31. The options vest 33.3% on the grant date, 33.3% on the first anniversary of the grant date and 33.4% on the second anniversary of the grant date.

The Company recognized share-based compensation expense related to stock options of approximately $15,000 and $3,000 during the years ended December 31, 2022 and 2021, respectively.

Activity under the 2015 Incentive Plan for stock options was as follows:

	Year Ended December 31,
	2022		2021
	Stock Options	Weighted Average Price	Stock Options	Weighted Average Price

Outstanding, beginning of period	398,580	$1.34	498,277	$1.53
Granted	24,000	$0.82	74,996	$0.78
Exercised	-	$-	(1,865)	$0.86
Expired	(5,298)	$0.81	(172,828)	$1.67
Outstanding, end of period	417,282	$1.31	398,580	$1.34
Stock options exercisable at end of period	350,222	$1.41	321,586	$1.47

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock options granted in 2022 and 2021 were estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2022	2021
Expected volatility	59.50%	59.50%
Discount rate	3.98%	1.25%
Expected life (years)	3	2
Dividend yield	n/a	n/a

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

NOTE 13. EARNINGS PER SHARE

Basic and diluted earnings per share of common stock have been computed as follows:

	Year Ended December 31,
	2022	2021
Numerator:
Net income (loss)	$1,065,157	$(529,801)
Denominator:
Weighted average shares of common stock outstanding - basic	28,643,464	26,391,538
Effect of dilutive options	31,636	-
Weighted average shares of common stock outstanding - diluted	28,675,100	26,391,538

Earnings (loss) per common share - basic	$0.04	$(0.02)
Earnings (loss) per common share - diluted	$0.04	$(0.02)

NOTE 14. SEGMENT REPORTING

We report our segment results based on our geographic areas of operations, North America and International. These segments have similarities from a product perspective, but management believes that due to operational differences, such as sales models and regulatory environments, information about the segment would be useful to readers of the financial statements.

●	North America includes our PDC drill bit and specialty tool sales and contract services business in the United States and Mexico, which have been aggregated

●	International includes our specialty tool rental business in the Middle East

Revenues and certain operating expenses are directly attributable to our segments.

Unallocated corporate costs primarily include corporate shared costs, such as payroll and compensation, professional fees, and rent, as well as costs associated with certain shared research and development activities.

Our operating segments are not evaluated using asset information. Prior periods have been restated to conform with the current year presentation. This change was made due to international revenue becoming more significant in the current year.

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about our segments:

	Year Ended December 31,
	2022	2021
Revenues:
North America	$16,917,259	$11,619,593
International	2,180,428	1,716,556
Total revenue	$19,097,687	$13,336,149

Operating income (loss):
North America	$9,672,853	$6,190,184
International	(3,551)	(577,408)
Corporate costs, unallocated	(7,732,852)	(6,199,527)
Total operating income (loss)	$1,936,450	$(586,751)

Depreciation expense:
North America	$634,388	$790,565
International	702,921	729,636
Total depreciation expense	$1,337,309	$1,520,201

North America revenue includes revenue from operations in Mexico totaling $144,984 and $18,000 for the years ended December 31, 2022 and 2021, respectively. The remainder of the North America revenue was derived from operations in the United States of America.

Information about products and services

See Note 2 – Revenue.

Information about geographic areas

The following table summarizes net property, plant and equipment by geographic location:

	December 31,
	2022	2021
Property, plant and equipment, net:
United States	$6,560,435	$5,762,066
Other countries	2,016,416	1,168,263
Total property, plant and equipment, net	$8,576,851	$6,930,329

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Upon evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective in connection with the preparation of the consolidated financial statements as of December 31, 2022.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning our directors, executive officers and significant employees as of December 31, 2022:

Name	Age	Position
G. Troy Meier	61	Board Chair, Class III Director and Chief Executive Officer
Annette Meier	60	Class II Director, President and Chief Operating Officer
James R. Lines	61	Class II Director
Robert Iversen	68	Class III Director
Michael V. Ronca	69	Class I Director
Christopher D. Cashion	67	Chief Financial Officer

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

James Lines. Mr. Lines has served as a Class II director since December 2016 and is Chairman of the Audit Committee. He also serves on the Compensation Committee and the Nominating and Governance Committee of our Board of Directors. Mr. Lines had served as President and Chief Executive Officer of Graham Corporation since January 2008 and retired on August 31, 2021. Graham designs, manufactures and sells critical equipment for the energy, defense and chemical/petrochemical industries. Previously, Mr. Lines served as Graham’s President and Chief Operating Officer since June 2006. Mr. Lines has served Graham in various capacities since 1984, including Vice President and General Manager, Vice President of Engineering and Vice President of Sales and Marketing. Prior to joining its management team, he served Graham as an application engineer and sales engineer as well as a product supervisor. Mr. Lines holds a B.S. in Aerospace Engineering from the State University of New York at Buffalo.

Mr. Lines was selected to serve on the Board of Directors due to his extensive experience in growing a midsize business, as well as his background in manufacturing and engineering in the energy industry.

Robert E. Iversen. Mr. Iversen has served as a Class III Director since 2014, was the Lead Independent Director from December 2016 to August 2019, and is the Chairman of the Compensation Committee since joining the Board. He has also been a member of the Audit Committee and the Nominating and Governance Committee since 2014. Mr. Iversen has broad executive and operational management experience in the sales, service, and manufacturing sectors of the global upstream oil and gas industry. Currently, Mr. Iversen is a partner and president of CTI Energy Services, LLC of Springtown, Texas, a drilling services company he started in 2011. Mr. Iversen has strong experience in the development and commercialization of new technology products and in company marketing and advertising programs. Previously, Mr. Iversen collaborated with G. Troy Meier as a partner and senior vice president in Tronco Energy Services from 2008 to 2011. From 2002 to 2008, he served as President and other C-level positions with Ulterra Drilling Technologies (Fort Worth, Texas), INRG (Houston, Texas) and NQL Energy Services (Nisku, Alberta). In 1994, Mr. Iversen and partners purchased the U.S. division of DBS Stratabit, a small, underperforming diamond bit company, where, as President until 2002, he built it into a top tier provider of high technology products. Mr. Iversen previously held numerous executive positions in marketing, technology and engineering at various divisions of the Baker Hughes companies, and their predecessors, from 1980 through 1994. Mr. Iversen holds a Bachelor of Science Petroleum Engineering, Montana Tech, as well as numerous technical and executive post-graduate certifications.

Mr. Iversen was selected to serve on our Board of Directors because of his strong experience with start-up companies and the development and commercialization of new technology products. Mr. Iversen further brings his broad executive and operational management expertise in the oil and gas industry.

Michael Ronca. Mr. Ronca has served as a Class I director since 2014, has been the Lead Independent Director since August 2019, and is Chairman of the Nominating and Governance Committee. He also serves on the Audit Committee and Compensation Committee of our Board of Directors. Mr. Ronca has over 30 years of experience as an executive building and monetizing businesses. Since 2009, Mr. Ronca has served as President and Chief Executive Officer of Eagle Ridge Energy, LLC, an oil and gas exploration and development company active in north and central Texas. Previously, he served as Chairman of BAS Oil & Gas, a private company active in developing reserves in the Barnett Shale trend in North Texas. Mr. Ronca has a long history of participating in the energy industry starting with his time at Tenneco Inc., where he served as the Assistant to the Chairman and CEO and later established a new oil and gas division which operated throughout the offshore and onshore Gulf Coast region. He later executed a leveraged buyout with the backing of private equity and soon after took the company public on the NYSE under the name of Domain Energy where he also served as President and CEO. In 1998, Domain Energy merged into Range Resources where Mr. Ronca served as Chief Operating Officer for several years. Mr. Ronca has a BS degree from Villanova University and an MBA in Finance from Drexel University.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2022, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.

Material Changes in Director Nominations Process

There have not been any material changes to the procedures by which shareholders may recommend nominees to our Board.

Audit Committee

Our Audit Committee is comprised solely of “independent” directors, as defined under and required by Rule 10A-3 of the Exchange Act and the NYSE American rules. Our Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm. The oversight of our independent public accounting firm includes reviewing the plans and results of the audit engagement with the firm, approving any additional professional services provided by the firm and reviewing the independence of the firm. Commencing with our first report on internal controls over financial reporting, the Committee will be responsible for discussing the effectiveness of the internal controls over financial reporting with our independent registered public accounting firm and relevant financial management. The members of this Committee are Messrs. Iversen, Ronca, and Lines with Mr. Lines serving as committee chair. Our Board of Directors has determined that Mr. Lines qualifies as an “audit committee financial expert,” as defined by the rules under the Exchange Act. The Audit Committee held four meetings in 2022.

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

Item 11. Executive and Director Compensation.

Summary Compensation Table

The following table provides information concerning compensation paid or accrued during the fiscal years ended December 31, 2022 and 2021, to our principal executive officer, our chief operating officer and our principal financial officer, to whom we sometimes refer together as our “named executive officers.”

Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
G. Troy Meier	2022	$475,000	(1)	$—	(2)	$332,500	(4)	$—	$—	$2,370	(5)	$809,870
Chief Executive Officer	2021	$444,666	(1)	$665,000	(2)	$332,500	(3)	$—	$—	$8,012	(5)	$1,450,178

Annette Meier	2022	$414,113	(1)	$—	(2)	$255,000	(4)	$—	$—	$10,656	(5)	$679,770
President and Chief Operating Officer	2021	$395,201	(1)	$595,000	(2)	$255,000	(3)	$—	$—	$12,288	(5)	$1,257,489

Christopher Cashion	2022	$289,029	(1)	$—		$120,000	(4)	$—	$—	$13,340	(6)	$422,370
Chief Financial Officer	2021	$276,989	(1)	$—		$120,000	(3)	$—	$—	$11,566	(6)	$408,555

(1)	Salary amounts represent base compensation for the individuals indicated.

(2)

A bonus of $333,900 was accrued but not paid in 2022 for Mr. Meier, and $296,100 was accrued but not paid for Ms. Meier.

For 2021, accrued bonuses of $665,000 for Mr. Meier and $595,000 for Ms. Meier were used to offset the Tronco related party obligation.

(3)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 12 Share-Based Compensation to our consolidated financial statements included herein.

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

(4)	The grant date fair value for these restricted stock awards was based on the average price of our common stock on the grant date (August 12, 2022), which was $1.00 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock will vest on August 12, 2023, 33.3% of the shares of restricted common stock will vest on August 12, 2024 and 33.4% of the shares of restricted common stock will vest on August 12, 2025.

(5)	Represents certain company paid health care costs and life insurance costs for G. Troy Meier and Annette Meier.

(6)	Represents certain company paid health care costs and life insurance costs.

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

Outstanding Equity Awards for Year Ended December 31, 2022

The following table shows the number of shares covered by exercisable and unexercisable options awards and stock awards held by our named executive officers on December 31, 2022 that were made under the 2015 Long Term Incentive Plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h) (1)		(i)	(j)

G. Troy Meier	—					86,762	$50,793	(3)	—	—
						289,906	$221,778	(2)	—	—
						332,500	$332,500	(4)

Annette Meier	—					66,540	$39,092	(3)	—	—
						222,334	$170,086	(2)	—	—
						255,000	$255,000	(4)

Christopher Cashion (5)	11,995	—	—	1.73	03/04/2026
	12,416	—	—	1.67	03/18/2026
	15,057	—	—	1.37	03/31/2026
						46,969	$27,594	(3)	—	—
						104,628	$80,040	(2)	—	—
						120,000	$120,000	(4)	—	—

(1)	See Note 12 –Share-Based Compensation in the consolidated financial statements included herein.

(2)	The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (August 9, 2021), which was $0.765 per share. The remaining restricted stock awards vested in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on August 9, 2022, 33.3% of the shares of restricted common stock will vest on August 9, 2023, and 33.4% of the shares of restricted common stock will vest on August 9, 2024.

(3)	The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (August 7, 2020), which was $0.5875 per share. The restricted stock awards vested in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on August 7, 2021, 33.3% of the shares of restricted common stock vested on August 7, 2022 and 33.4% of the shares of restricted common stock will vest on August 7, 2023.

(4)	The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (August 12, 2022), which was $1.000 per share. The remaining restricted stock awards will vest in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock will vest on August 12, 2023, 33.3% of the shares of restricted common stock will vest on August 12, 2024, and 33.4% of the shares of restricted common stock will vest on August 12, 2025.

(5)	During March 2016, the named executive officer agreed to receive awards of stock options in lieu of base salary. The grant date fair value for the stock option awards was based on the closing price of our common stock on the grant date of a) March 4, 2016, which was $1.73 per share; b) March 18, 2016, which was $1.67 per share; and c) March 31, 2016, which was $1.37 per share. All options vested 100% on the grant date and have a ten-year term expiring on March 4, 2026, March 18, 2026 and March 31, 2026, respectively. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

Director Compensation

Our employee directors are not separately compensated for their service as a director. In 2022, each of our non-employee directors received 88,008 shares of restricted common stock for his service as a director. In addition to receiving shares of stock, our non-employee directors earned the following fees: Mr. Lines, $93,343; Mr. Iverson, $87,898; and Mr. Ronca, $128,417. The members of our Board of Directors are entitled to reimbursement of their expenses incurred in connection with the attendance at Board and committee meetings in accordance with Company policy.

The following table summarizes the annual compensation for our non-employee directors during 2022.

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards (c) (1)	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
James R. Lines	$93,343	$75,000	-	-	-	-	$168,343
Robert Iversen	$87,898	$75,000	-	-	-	-	$162,898
Michael V. Ronca	$128,417	$75,000	-	-	-	-	$203,417

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of awards granted by the Board of Directors. See Note 12 - Share-Based Compensation in the consolidated financial statements included herein. The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (August 12, 2022), which was $1.00 per share, respectively. As of December 31, 2022, Mr. Lines, Mr. Iversen and Mr. Ronca each have an aggregate of 169,749 outstanding shares of unvested restricted stock. The restricted stock awards have the following vesting schedule: a) for the shares granted on August 7, 2020: 33.3% of the shares of restricted common stock vested on the first anniversary of the date of grant, 33.3% of the shares of restricted common stock vested on the second anniversary of the date of grant and 33.4% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date; b) for the shares granted on August 9, 2021: 33.3% of the shares of restricted common stock vested on the first anniversary of the date of grant, 33.3% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 33.4% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date and c) for the shares granted on August 12, 2022 33.3% of the shares of restricted common stock will vest on the first anniversary of the date of grant, 33.3% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 33.4% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2022, by:

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

Name and Address of Beneficial Owner	Numbers of Shares of Common Stock Beneficially Owned	% of Common Stock Outstanding (1)
G. Troy Meier (2)	11,320,426	38.7%
Annette Meier (3)	10,989,062	37.6%
Christopher D. Cashion (4), (9)	926,026	3.2%
James R. Lines (5), (6)	451,290	1.5%
Robert Iversen (5), (7)	606,675	2.0%
Michael V. Ronca (5), (8)	547,202	1.9%
Jeffrey E. Eberwein	2,184,4299	7.5%
Star Equity Fund, LP	1,150,000	3.9%
Executive Officers and Directors as a group (6 persons)	14,932,224	51.1%

(1)	Based on 29,245,080 shares outstanding as of December 31, 2022. Unless otherwise noted, the address for the holder is 1583 South 1700 East, Vernal, Utah 84078.

(2)	Includes (i) 5,641,510 shares of common stock indirectly owned through his ownership in Meier Family Holding Company, LLC, and (ii) 3,173,350 shares of common stock indirectly owned through his ownership in Meier Management Company, LLC. Also includes 702,801 shares of vested restricted common stock, 709,168 shares of unvested restricted common stock. The unvested restricted stock will vest on August 12, 2023, August 12, 2024, and August 12, 2025.

(3)	Includes (i) 5,641,510 shares of common stock indirectly owned through her ownership in Meier Family Holding Company, LLC, and (ii) 3,173,350 shares of common stock indirectly owned through her ownership in Meier Management Company, LLC. Also includes 536,731 shares of vested restricted common stock, 543,874 shares of unvested restricted common stock. The unvested restricted stock will vest on August 12, 2023, August 12, 2024, and August 12, 2025.

(4)	Includes (a) 46,969 shares of restricted common stock that vests in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on August 7, 2021, 33.3% of the shares of restricted common stock vested on August 7, 2022, and 33.4% of the shares of restricted common stock will vest on August 7, 2023; (b) 104,628 shares of restricted common stock that vests in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on August 9, 2022, 33.3% of the shares of restricted common stock will vest on August 9, 2023, and 33.4% of the shares of restricted common stock will vest on August 9, 2024 and (c) 120,000 shares of restricted common stack that vests in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock will vest on August 12, 2023, 33.3% of shares of restricted common stock will vest on August 12, 2024, and 33.4% of shares of restricted common stock will vest on August 12, 2025.

(5)	Includes (a) 29,356 shares of restricted common stock that vests in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on August 7, 2021, 33.3% of the shares of restricted common stock vested on August 7, 2022, and 33.4% of the shares of restricted common stock will vest on August 7, 2023; (b) 65,393 shares of restricted common stock that vests in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on August 9, 2022, 33.3% of the shares of restricted common stock will vest on August 9, 2023, and 33.4% of the shares of restricted common stock will vest on August 9, 2024 and (c) 75,000 shares of restricted common stack that vests in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock will vest on August 12, 2023, 33.3% of shares of restricted common stock will vest on August 12, 2024, and 33.4% of shares of restricted common stock will vest on August 12, 2025.

(6)	The address of Mr. Lines is c/o Superior Drilling Products Inc.

(7)	The address of Mr. Iversen is c/o Superior Drilling Products Inc.

(8)	The address of Mr. Ronca is c/o Superior Drilling Products Inc.

(9)	The address of Mr. Cashion is c/o Superior Drilling Products Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Related Party Note Receivable

The Company holds 8,267,860 shares as collateral for the Tronco Note (see Note 6 – Related Party Note Receivable in our consolidated financial statements).

Policies and Procedures for Related Party Transactions

Any request for us to enter into a transaction with an executive officer, director, principal stockholder or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000, must first be presented to our audit committee for review, consideration and approval. All of our directors and executive officers are required to report to the audit committee chair any such related person transaction. In approving or rejecting the proposed agreement, our audit committee shall consider the facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our audit committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests and the best interests of our shareholders, as our audit committee determines in the good faith exercise of its discretion. If we should discover related person transactions that have not been approved, the audit committee will be notified and will determine the appropriate action, including ratification, rescission or amendment of the transaction.

Director Independence

The Board has determined that the following members are independent within the meaning of the listing rules of the NYSE American: James Lines, Robert Iversen and Michael Ronca.

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accountant Fees

The following table sets forth the fees incurred for services performed by Moss Adams LLP:

	Years Ended December 31,
	2022	2021
Audit Fees	$190,900	$218,782
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$190,900	$218,782

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accountants

The charter of the Audit Committee and its pre-approval policy require that the Audit Committee review and pre-approve the Company’s independent registered public accounting firm’s fees for audit, audit-related, tax and other services. The Chairman of the Audit Committee has the authority to grant pre-approvals, provided such approvals are within the pre-approval policy and are presented to the Audit Committee at a subsequent meeting. For the year ended December 31, 2022, the Audit Committee approved 100% of the services described above under the captions “Audit Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements – see Index to Financial Statements appearing on page 31

(2) Financial Statement Schedules – None

(3) Exhibits –

Exhibit No.	Description

1.1	Placement Agency Agreement dated October 12, 2021, between Superior Drilling Products, Inc. and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 19,2021).

2.1	Agreement and Plan of Reorganization, dated December 15, 2013, between Meier Management Company, LLC, Meier Family Holding Company, LLC, and SD Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014S-1).

3.2	Articles of Amendment to Articles of Incorporation (name change) (incorporated by reference to Exhibit 3.5 to Amendment No. 2 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 6, 2014).

3.3	Bylaws with Exhibit A (incorporated by reference to Exhibit 3.3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

4.1*	Description of Company Securities.

10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.2	2014 Employee Stock Incentive Plan with forms of award agreements as Exhibits (incorporated by reference to Exhibit 10.2 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).†

10.3	Form of Executive Employment Agreement between SD Company, Inc. and Troy Meier, as CEO (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.4	Form of Executive Employment Agreement between SD Company, Inc. and Annette Meier, as President (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.5	Form of Executive Employment Agreement between SD Company, Inc. and Christopher Cashion, as CFO (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.6	Vendor Agreement between Superior Drilling Products, LLC, and Hughes Christensen, a division of Baker Hughes Oilfield Operations, Inc., dated October 28, 2013 with Exhibit A (incorporated by reference to Exhibit 10.6 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.7	Commercial Lease, dated August 15, 2013, between Meier Properties, Series LLC, as landlord, and Baker Hughes Oilfield Operations, Inc., as tenant (incorporated by reference to Exhibit 10.7 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

Exhibit No.	Description
10.8	Third Amendment to Loan Agreement (dated December 18, 2013), Second Amendment to Loan Agreement (dated June 15, 2009), First Amendment to Loan Agreement (dated December 10, 2007), and original Loan Agreement (dated August 10, 2007), between Tronco Energy Corporation, as borrower, Philco Exploration, LLC, as subsidiary, and Fortuna Asset Management LLC (and its assignee ACF Property Management, Inc. for the amendments). (Tronco Loan) (incorporated by reference to Exhibit 10.43 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.9	Second Amended and Restated Promissory Note, dated January 1, 2014, between Tronco Energy Corporation, as borrower, and ACF Property Management Inc. as lender (assignee from Fortuna Asset Management LLC). (Tronco Loan) (incorporated by reference to Exhibit 10.44 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.10	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc. as secured party; and Owner Consent to Pledge from Meier Family Holding Company, LLC, with respect to 95% of the limited liability company interests in Superior Drilling Products, LLC, each dated June 15, 2009. (Tronco Loan) (incorporated by reference to Exhibit 10.45 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.11	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc. as secured party; and Owner Consent to Pledge from Meier Management Company, LLC, with respect to 5% of the limited liability company interests in Superior Drilling Products, LLC, each dated June 15, 2009. (Tronco Loan) (incorporated by reference to Exhibit 10.46 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.12	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc., as secured party; and Owner Consent to Pledge from Meier Management Company, with respect to 100% of the limited liability company interests in Superior Design and Fabrication, LLC, each dated December 18, 2013. (Tronco Loan) (incorporated by reference to Exhibit 10.47 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.13	Guaranty(s) from Gilbert Troy Meier Trust (dated August 10, 2009), and from Superior Drilling Products, LLC and Superior Design and Fabrication, LLC (dated December 18th, 2013), in favor of ACF Property Management, Inc., as lender. (Tronco Loan) (incorporated by reference to Exhibit 10.48 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.14	Loan Purchase Agreement between ACF Property Management Inc., as lender and seller, SD Company Inc., as buyer, and Tronco Energy Corporation, as borrower, dated January 1, 2014. (Tronco Loan) (incorporated by reference to Exhibit 10.49 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

Exhibit No.	Description
10.15	Continuing Guaranty, dated May 20, 2011, by Superior Drilling Products, as guarantor, to Mountain America Federal Credit Union, as lender. (SABP Loans 1 and 2) (incorporated by reference to Exhibit 10.55 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.16	Lease, dated May 25, 2012, between Meier Properties, Series LLC, as lessor, and SABP, as lessee (incorporated by reference to Exhibit 10.56 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.17	Confirmation of Guaranties from Troy Meier, Annette Meier, the G. Troy Meier Trust, and the Annette Deuel Meier Trust, to Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.57 to Amendment No. 3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.18	Stock Pledge Agreement between Meier Management Company, LLC and Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.58 to Amendment No. 3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.19	Stock Pledge Agreement between Meier Family Holding Company, LLC and Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.59 to Amendment No. 3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.20	Exclusive Manufacturing, Marketing, Sales and Consulting Agreement among Hard Rock Solutions, LLC, Extreme Technologies, LLC, Tenax Energy Solutions, LLC and Kevin Jones dated January 9, 2015 (incorporated by reference to Exhibit 10.45 to the Company’s annual report on form 10-K for the year ended December 31, 2014 filed on March 31, 2015.

Exhibit No.	Description
10.21	Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated April 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.22	Form of Nonstatutory Stock Option Agreement (3 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.23	Form of Nonstatutory Stock Option Agreement (2 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.24	Form of Award of Restricted Stock (3 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.25	Form of Award of Restricted Stock (2 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.26	2015 Long Term Incentive Plan effective June 15, 2015 (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2015).

10.27	Second Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated September 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2015).

10.28++	Business Agreement between Hard Rock Solutions, LLC and Baker Hughes Oilfield Operations, Inc. dated January 25, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 29, 2016).

10.29	Loan and Security Agreement among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock, LLC and Extreme Technologies, LLC as co-Borrowers and Federal National Commercial Credit as Lender date March 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

Exhibit No.	Description
10.30	Form of Fully Vested Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

10.31	Distribution Agreement between Hard Rock Solutions, LLC and Drilling Tools International, Inc. dated May 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2016).

10.32	Promissory Note from Superior Drilling Products Inc. in favor of the Donald A. Foss Revocable Living Trust dated August 5, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2016).

10.33	Warrant issued by Superior Drilling Products, Inc. in favor of the Donald A. Foss Revocable Living Trust dated August 5, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 11, 2016).

10.34	Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated August 10, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 11, 2016).

10.35	Amended and Restated Distribution Agreement between Hard Rock Solutions, LLC and Drilling Tools International, Inc. dated August 30, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2016).

10.36	Special Warranty Deed between MPS and SABP dated February 9, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2017).

10.37	Termination of Real Property Lease between MPS and SABP dated February 9, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2017).

10.38	Second Amended and Restated Loan Agreement between the Company and Tronco Energy Corporation dated August 8, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2017).

10.39	Second Amended and Restated Promissory Note between the Company and Tronco Energy Corporation dated August 8, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2017).

10.40	Letter Agreement between Superior Drilling Solutions, LLC and Baker Hughes Oilfield Operations LLC dated October 27, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2017).

10.41	Commercial Lease between Alan Pitts & Mikaela Allmand and Hard Rock Solutions, LLC dated August 27,2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on August 30, 2018).

Exhibit No.	Description
10.42++	Vendor Agreement dated effective April 1, 2018 between Superior Drilling Solutions, LLC and Baker Hughes Oilfield Operations LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2018).

10.43	Form of Stock Option Agreement under 2015 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018).

10.44	Form of Restricted Stock Unit Agreement under 2015 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018).

10.45	Fourth Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated November 21, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2018).

10.46	Sale-leaseback agreement dated November 12, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2020).

10.47	Share Purchase Agreement dated October 14, 2021, between Superior Drilling Products, Inc. and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2021).

10.48	Exclusive Channel Partner and Distribution Agreement with Bin Zayed Petroleum for Investment Ltd. dated effective June 26, 2022 between Hard Rock Solutions, LLC and Superior Drilling Products, Inc. (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 29, 2022).

10.49	Second Amendment to Third Amended and Restated Loan Agreement between the Company and Tronco Energy Corporation dated January 31, 2023 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2023).

10.50	Second Amendment to Third Amended and Restated Promissory Note between the Company and Tronco Energy Corporation dated January 31, 2023 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2023).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Moss Adams LLP

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier and Christopher D. Cashion.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Schema

101.CAL	Inline XBRL Calculation

101.DEF	Inline XBRL Definition

101.LAB	Inline XBRL Label

101.PRE	Inline XBRL Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

†	Indicates a management contract or compensatory plan, contract or arrangement.
++	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR DRILLING PRODUCTS, INC.

March 15, 2023	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer (Principal Executive Officer)

March 15, 2023	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 15, 2023	By:	/s/ ANNETTE MEIER
Annette Meier, President, Chief Operating Officer and Director

March 15, 2023	By:	/s/ JAMES LINES
James Lines, Director

March 15, 2023	By:	/s/ ROBERT IVERSEN
Robert Iversen, Director

March 15, 2023	By:	/s/ MICHAEL RONCA
Michael Ronca, Director

