Form 10-Q
period 2023-03-31
Superior Drilling Products, Inc.
filed 2023-05-12
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Registrant’s Telephone Number: (435) 789-0594

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

As of May 5, 2023, the registrant had 29,245,080 shares of its common stock issued and outstanding.

i

Forward-Looking Statements

Forward-looking statements involve risks and uncertainties that are beyond the control of Superior Drilling Products, Inc. (the “Company” or “SDPI”). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. Forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Forward-looking statements include statements that are not historical facts and can be identified by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” or similar expressions, or by the Company’s discussion of strategies or trends. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including:

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Superior Drilling Products, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$1,955,903	$2,158,025
Accounts receivable	3,959,754	3,241,221
Prepaid expenses	356,696	367,823
Inventories	2,248,861	2,081,260
Asset held for sale	-	216,000
Other current assets	152,219	140,238
Total current assets	8,673,433	8,204,567
Property, plant and equipment, net	10,241,092	8,576,851
Intangible assets, net	27,778	69,444
Right of use assets	606,323	638,102
Other noncurrent assets	112,619	111,519
Total assets	$19,661,245	$17,600,483

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,664,491	$1,043,581
Accrued expenses	782,054	891,793
Income tax payable	427,165	351,618
Current portion of operating lease liability	51,182	44,273
Current portion of financial obligation	76,406	74,636
Current portion of long-term debt, net of discounts	1,157,879	1,125,864
Other current liabilities	-	216,000
Total current liabilities	4,159,177	3,747,765
Operating lease liability, less current portion	493,296	523,375
Long-term financial obligation, less current portion	4,017,280	4,038,022
Long-term debt, less current portion, net of discounts	489,303	529,499
Deferred income	675,000	675,000
Total liabilities	9,834,056	9,513,661
Commitments and contingencies (Note 9)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 29,245,080 shares issued and outstanding	29,245	29,245
Additional paid-in-capital	44,171,076	43,943,928
Accumulated deficit	(34,373,132)	(35,886,351)
Total shareholders’ equity	9,827,189	8,086,822
Total liabilities and shareholders’ equity	$19,661,245	$17,600,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$6,281,214	$4,130,164
Operating cost and expenses
Cost of revenue	2,238,597	1,767,903
Selling, general, and administrative expenses	2,338,841	1,646,643
Depreciation and amortization expense	326,014	410,733
Total operating cost and expenses	4,903,452	3,825,279
Operating income	1,377,762	304,885
Other income (expense)
Interest income	16,898	197
Interest expense	(154,091)	(123,861)
Recovery of related party note receivable	350,262	-
Total other income (expense)	213,069	(123,664)
Income before income taxes	1,590,831	181,221
Income tax expense	(77,612)	(31,384)
Net income	$1,513,219	$149,837

Earnings per common share - basic	$0.05	$0.01
Weighted average common shares outstanding - basic	29,245,080	28,235,001

Earnings per common share - diluted	$0.05	$0.01
Weighted average common shares outstanding - diluted	29,305,216	28,305,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$1,513,219	$149,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	326,014	410,733
Share-based compensation expense	227,148	210,133
Amortization of right-of-use assets	51,257	-
Amortization of deferred loan cost	3,087	4,631
Changes in operating assets and liabilities:
Accounts receivable	(718,533)	(283,974)
Inventories	(167,601)	150,290
Prepaid expenses and other current assets	(1,954)	186,508
Accounts payable, accrued expenses, and other liabilities	(262,804)	248,560
Income tax payable	75,547	6,388
Net cash provided by operating activities	1,045,380	1,083,106
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(1,567,524)	(919,127)
Proceeds from recovery of related party note receivable	350,262	-
Net cash used in investing activities	(1,217,262)	(919,127)
Cash Flows from Financing Activities
Principal payments on debt	(213,905)	(131,978)
Payments on revolving loan	(472,089)	(21,541)
Proceeds received from revolving loan	655,754	21,533
Net cash used in financing activities	(30,240)	(131,986)
Net (decrease) increase in cash	(202,122)	31,993
Cash at beginning of period	2,158,025	2,822,100
Cash at end of period	$1,955,903	$2,854,093

Supplemental information:
Cash paid for interest	$151,107	$122,157
Property, plant and equipment in accounts payable	$381,064	$-
Disposal of asset held for sale	$216,000	$-
Right of use assets obtained in exchange for lease obligations	$19,478	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2022	29,245,080	$29,245	$43,943,928	$(35,886,351)	$8,086,822
Share-based compensation expense	-	-	227,148	-	227,148
Net income	-	-	-	1,513,219	1,513,219
Balance - March 31, 2023	29,245,080	$29,245	$44,171,076	$(34,373,132)	$9,827,189

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2021	28,235,001	28,235	43,071,201	(36,951,508)	6,147,928
Share-based compensation expense	-	-	210,133	-	210,133
Net income	-	-	-	149,837	149,837
Balance - March 31, 2022	28,235,001	$28,235	$43,281,334	$(36,801,671)	$6,507,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Drilling Products, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Superior Drilling Products Inc. and all of its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. The Company does not have investments in any unconsolidated subsidiaries.

These condensed consolidated financial statements for the three months ended March 31, 2023 and 2022, and the related footnote disclosures included herein, are unaudited. The preparation of financial statements in conformity with GAAP requires the use of management’s estimates. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations expected for the year ended December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2022 and 2021 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”).

Significant Accounting Policies

The Company’s accounting policies are set forth in Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC. There were no significant updates or revisions to our accounting policies during the three months ended March 31, 2023.

Concentrations of Credit Risk

The Company has two significant customers that represented 87% and 90% of its revenue for the three months ended March 31, 2023 and 2022, respectively. These customers had approximately $1,880,000 and $1,751,000 in accounts receivable as of March 31, 2023 and December 31, 2022, respectively.

The Company had two vendors that represented 13% of its purchases for each of the three months ended March 31, 2023 and 2002, respectively. These vendors had approximately $354,000 and $136,000 in accounts payable as of March 31, 2023 and December 31, 2022, respectively.

Superior Drilling Products, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

2. REVENUE

Disaggregation of Revenue

The following table presents revenue disaggregated by type:

	Three Months Ended March 31,
	2023	2022
Tool revenue:
Tool and product sales	$1,537,380	$664,300
Tool rental	806,153	385,150
Other related revenue	1,910,676	1,719,797
Total tool revenue	4,254,209	2,769,247
Contract services	2,027,005	1,360,917
Total revenue	$6,281,214	$4,130,164

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606.

Contract Costs

We did not incur any material costs of obtaining contracts.

3. INVENTORIES

Inventories were comprised of the following:

	March 31,	December 31,
	2023	2022
Raw material	$1,156,935	$1,334,669
Work in progress	478,906	168,214
Finished goods	613,020	578,377
Total inventories	$2,248,861	$2,081,260

4. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment was comprised of the following:

	March 31,	December 31,
	2023	2022
Land	$880,416	$880,416
Buildings	4,764,441	4,764,441
Leasehold improvements	755,039	755,039
Machinery, equipment, and rental tools	16,494,647	14,546,060
Office equipment, fixtures and software	628,358	628,358
Transportation assets	265,760	265,760
Property, plant and equipment, gross	23,788,661	21,840,074
Accumulated depreciation	(13,547,569)	(13,263,223)
Total property, plant and equipment, net	$10,241,092	$8,576,851

Depreciation expense related to property, plant and equipment for the three months ended March 31, 2023 and 2022 was $284,347 and $369,066 respectively.

Superior Drilling Products, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

5. INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	March 31,	December 31,
	2023	2022
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
Less: accumulated amortization	(14,872,222)	(14,830,556)
Total intangible assets, net	$27,778	$69,444

Amortization expense related to intangible assets for the three months ended March 31, 2023 and 2022 was $41,667 and $41,667, respectively.

6. RELATED PARTY RECEIVABLE

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco Energy Corporation in order to take over the legal position as Tronco’s senior secured lender. Tronco is an entity owned by Troy and Annette Meier. Effective August 2017, the Company fully reserved the related party note receivable of $6,979,043, which reduced the related party note receivable balance to $0. The Company holds 8,267,860 shares of the Company’s common stock as collateral. The Company will record a recovery of the loan upon receiving repayment of the note or interest in other income.

On March 31, 2023, the Company entered into a fourth amended and restated loan agreement and note with Tronco to extend the maturity date of the principal to March 31, 2033. As amended, the interest rate on the note is fixed at 2.8% per annum and provides for principal and accrued interest payments in the amount of $750,000 annually on March 31, 2024 through 2032, with the balance of all remaining outstanding principal and accrued interest due on March 31, 2033. In the event the average closing price for the Company’s common stock for 10 consecutive trading days is equal to or greater than $3.00 per share, Tronco shall pay fifty percent of the then outstanding principal balance together with all accrued, unpaid interest within ten days of the date on which the 10-day trading average first equals or exceeds $3.00. In the event the average closing price for 10 consecutive trading days is $4.00 per share or greater, Tronco shall pay the entire outstanding principal balance together with all accrued, unpaid interest within ten (10) days of the date on which the 10-day average first equals or exceeds $4.00. In addition, in the event of a sale of all or substantially all of the assets or a controlling equity interest in the Company, Tronco and the Meiers must utilize the proceeds received from such sale to pay the entire outstanding principal balance on the note receivable together with all accrued, unpaid interest. On March 24, 2023, there was a principal and interest payment of $350,262 which was reflected as a recovery of related party note receivable in other income and expense on the Condensed Consolidated Statement of Operations. The Tronco note balance, including accrued interest, was approximately $6,567,000 and $6,884,000 as of March 31, 2023 and December 31, 2022, respectively.

7. LONG-TERM DEBT

Long-term debt is comprised of the following:

	March 31,	December 31,
	2023	2022
Credit Agreement	$1,000,466	$813,713
Machinery loans	629,866	664,674
Transportation loan	16,850	20,027
Insurance loan	-	156,949
Total long-term debt	1,647,182	1,655,363
Less: current portion of long-term debt, net of discounts	(1,157,879)	(1,125,864)
Total long-term debt, less current portion, net of discounts	$489,303	$529,499

Superior Drilling Products, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

Credit Agreement

In February 2019, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Austin Financial Services, Inc. (“AFS”). The Credit Agreement provides a $4,300,000 credit facility, which includes a $800,000 term loan (the “Term Loan”) and a $3,500,000 line of credit (the “Line of Credit”). The Credit Agreement originally was to mature on February 20, 2023, subject to early termination pursuant to the terms of the agreement or extension as may be agreed by the parties, but it has been renewed to February 20, 2024. Cancellation is allowed with a 60-day notice. The balance of the Credit Agreement totaled approximately $1,001,000 and $814,000 as of March 31, 2023 and December 31, 2022, respectively.

Amounts outstanding under the Line of Credit at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect (less a dilution reserve as determined by AFS in its sole good faith discretion), plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. As of March 31, 2023, the Company had approximately $101,000 of availability under the Line of Credit.

The interest rate for the Term Loan and the Line of Credit is prime plus 2%. At March 31, 2023, the interest rate for the Line of Credit was 13.60%, which includes a 3.6% management fee rate. Even if our borrowings under the Line of Credit are less than $1,000,000, we still pay interest as if we had borrowed $1,000,000. The obligations of the Company under the Credit Agreement are secured by a security interest in substantially all of the tangible and intangible assets of the Company, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment or intellectual property. A collateral management fee is payable monthly on the used portion of the Line of Credit and Term Loan.

The Credit Agreement contains various restrictive covenants that, among other things, limit or restrict the ability of the borrowers to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; make investments; engage in mergers, acquisitions and dispositions; make optional prepayments of other indebtedness; engage in transactions with affiliates; and enter into restrictive agreements. The Credit Agreement does not include any financial covenants. If an event of default occurs, the lenders are entitled to accelerate the advances made thereunder and exercise rights against the collateral. Borrowing under the Line of Credit is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause. At March 31, 2023, we were in compliance with the covenants in the Credit Agreement.

Machinery Loans

The Company financed the purchase of machinery and equipment through various loans. The outstanding loans have interest rates ranging from 5.50% to 5.94%, and repayment terms of 48-60 months. The balance of the machinery loans totaled approximately $630,000 and $665,000 as of March 31, 2023 and December 31, 2022, respectively.

Transportation Loan

The Company financed the purchase of a vehicle with a loan agreement. The term of the loan is 60 months and matures in June 2024. The interest rate of the loan is 6.99%. The loan is collateralized by the vehicle.

Insurance Loan

In June 2022, the Company financed insurance premiums with a loan agreement. In September 2022, an additional insurance amount was added to the loan. The balance of the insurance loan totaled $156,949 as of December 31, 2022. The insurance loan was fully repaid in March 2023.

Superior Drilling Products, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

8. FINANCING OBLIGATION LIABILITY

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

The Company received cash of $1,622,106, retired real estate debt of $2,638,773 and recorded a financing obligation liability of $4,260,879 related to the transaction. There was no gain recorded since sale accounting was precluded. The financing obligation has an implied interest rate of 6.0%. At the conclusion of the fifteen-year lease period, the financing obligation residual is estimated to be $2,188,710, which corresponds to the carrying value of the property. The Company paid $18,971 and $16,796 of principal during the three months ended March 31, 2023 and 2022, respectively.

The financing obligation liability is summarized below:

	March 31,	December 31,
	2023	2022
Financing obligation for sale-leaseback transaction	$4,093,686	$4,112,658
Current principal portion of finance obligation	(76,406)	(74,636)
Non-current portion of financing obligation	$4,017,280	$4,038,022

9. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana, Lafayette Division, asserting that Stabil Drill Specialties, LLC’s (“Stabil Drill”) Smoothbore Eccentric Reamer infringes the patents of Extreme Technologies, LLC (one of our subsidiaries) on our patented Drill-N-Ream well bore conditioning tool. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. Additionally, on May 20, 2019, Extreme Technologies, LLC sued Short Bit & Tool Co. and Lot William Short, Jr. (“Defendants”) in the Northern District of Texas-Dallas Division for their work manufacturing the Smoothbore Eccentric Reamer for Stabil Drill. The Dallas lawsuit is stayed pending resolution of the first-filed, Houston suit. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which resulted in a brief, automatic stay of the litigation. Superior Energy Services announced on February 2, 2021, that it successfully completed its financial restructuring and emerged from Chapter 11 bankruptcy, but this bankruptcy did not affect Extreme Technologies’ claims against Stabil Drill. On March 9, 2021, the Court lifted the automatic bankruptcy stay, and on May 12, 2021, the Court denied Stabil Drill’s motion for summary judgment of non-infringement. On May 23, 2022, the Court issued its Order on Claim Construction of the patents, adopting Extreme Technologies’ proffered interpretation on the disputed claim terms. On February 13, 2023, the lawsuit was reassigned to United States District Judge Drew B. Tipton and United States Magistrate Judge Peter Bray. On March 27, 2023, Magistrate Bray entered an amended Scheduling Order. In accordance with such amended Scheduling Order, fact discovery ended on April 14, 2023, and expert discovery is scheduled to end on or before June 8, 2023. The parties are preparing this case for trial and expect a jury trial setting during the fall or early winter of 2023.

We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

10. EARNINGS PER SHARE

Basic and diluted earnings per share of common stock have been computed as follows:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$1,513,219	$149,837
Denominator:
Weighted average shares of common stock outstanding - basic	29,245,080	28,235,001
Effect of dilutive options	60,136	70,100
Weighted average shares of common stock outstanding - diluted	29,305,216	28,305,101

Earnings per common share - basic	$0.05	$0.01
Earnings per common share - diluted	$0.05	$0.01

Superior Drilling Products, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

11. LEASES

The Company leases certain facilities Utah and Dubai under long-term operating leases with lease terms of one year to two years. The operating lease expense was approximately $62,748 and $1,800 for the three months ended March 31, 2023 and 2022, respectively.

Other information related to operating leases:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$54,138	$38,559
Weighted average remaining lease-term (in years)	2.7	.75
Weighted average discount rate	7.25%	7.25%

12. SEGMENT REPORTING

We report our segment results based on our geographic areas of operations, North America and International. These segments have similarities from a product perspective, but management believes that due to operational differences, such as sales models and regulatory environments, information about the segments would be useful to readers of the financial statements.

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

The following table summarizes information about our segments:

	Three Months Ended March 31,
	2023	2022
Revenues:
North America	$5,475,061	$3,745,014
International	806,153	385,150
Total revenue	$6,281,214	$4,130,164

Operating income:
North America	$3,605,959	$2,096,321
International	109,810	(144,871)
Corporate costs, unallocated	(2,338,007)	(1,646,565)
Total operating income	$1,377,762	$304,885

North America revenue includes revenue from operations in Mexico totaling approximately $15,000 and $18,000 for the three months ended March 31, 2023 and 2022, respectively. The remainder of the North America revenue was derived from operations in the United States of America.

Information about products and services

See Note 2 – Revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The total U.S. rig count as reported by Baker Hughes as of March 31, 2023 was 755 rigs, an increase of 105 rigs from the rig count as of March 31, 2022.

The Middle East market began to improve during 2022 after a slow rebound from the COVID-19 impact. Total rig count in that region as of March 31, 2023 was 323 compared with 303 at the same time last year.

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

Other income (expense), net is comprised primarily of interest expense and recovery of a fully reserved related party note receivable.

Results of Operations

	Three Months Ended March 31,
	2023		2022
Revenue
Tool revenue	$4,254,209	68%	$2,769,247	67%
Contract services	2,027,005	32%	1,360,917	33%
Total revenue	6,281,214	100%	4,130,164	100%
Operating cost and expenses
Cost of revenue	2,238,597	36%	1,767,903	43%
Selling, general, and administrative expenses	2,338,841	37%	1,646,643	40%
Depreciation and amortization expense	326,014	5%	410,733	10%
Total operating cost and expenses	4,903,452	78%	3,825,279	93%
Operating income	1,377,762	22%	304,885	7%
Other income (expense)	213,069	3%	(123,664)	-3%
Income before income taxes	1,590,831	25%	181,221	4%
Income tax expense	(77,612)	-1%	(31,384)	-1%
Net income	$1,513,219	24%	$149,837	4%

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

Our revenue increased approximately $2,151,000, or 52%, for the three months ended March 31, 2023 compared with the same period in the prior year. The increase was driven by approximately $1,485,000, or 54%, increase in tool revenue compared to the prior year reflecting the strong market share of our patented Drill-N-ReamTM well bore conditioning tool (“Drill-N-Ream tool” or “DNR”) in the U.S. and expansion of our business in the Middle East which contributed approximately $420,000 of the increase in tool revenue. Contract services revenue increased by $666,000, or 49%, over the prior year, primarily due to expansion of services for our major customer and increased activity in the oil and gas industry.

Operating Costs and Expenses

Cost of Revenue

Cost of revenue increased approximately $471,000, or 27%, for the three months ended March 31, 2023 compared with the same period in the prior year. The increase was driven by higher sales volume, consistent with the 52% increase in revenue compared with the prior year. Cost savings were realized due to a better product mix and efficiencies in manufacturing. International cost of revenue increased 59% in 2023 due to higher payroll costs, additional facility expenses and higher tool repair costs associated with the increase in revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $692,000, or 42%, for the three months ended March 31, 2023 compared with the same period in the prior year. The increase was the result of increased payroll costs primarily attributable to reinstatement of executive management salaries and increased legal fees.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased approximately $85,000 or 21%, for the three months ended March 31, 2023 compared with the same period in the prior year. The decrease was primarily due to a portion of the intellectual property intangible balance that reached its full amortization.

Other Income (Expenses)

Interest Income

Interest income increased to approximately $17,000 for the three months ended March 31, 2023 compared with approximately $200 for the same period in the prior year. The increase was due to an increase in interest rates earned on the cash balance held in interest bearing accounts.

Interest Expense

Interest expense increased approximately $30,000, or 24%, for the three months ended March 31, 2023 compared with the same period in the prior year. The increase was due primarily to an increase in interest rates and an increase in customer quick-pay options.

Recovery of related party note receivable

Recovery of related party note receivable increased approximately $350,000, or 100%, for the three months ended March 31, 2023 compared with the same period in the prior year. The increase was due to a principal and interest payment applied to a fully reserved related party note receivable. There was no such payment during the three months ended March 31, 2022. See Note 6 – Related Party Receivable of the notes to condensed consolidated financial statements within this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

At March 31, 2023, we had working capital of approximately $4,514,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include managing our operating costs and capital spending to reflect revenue trends, accelerating collections of international receivables, and controlling our working capital and debt to enhance liquidity.

Credit Agreement

We have a Loan and Security Agreement with Austin Financial Services, Inc. (“AFS”) (the “Credit Agreement”). The Credit Agreement provides a $4,300,000 credit facility, which includes a $800,000 term loan (the “Term Loan”) and a $3,500,000 line of credit (the “Line of Credit”). The Credit Agreement originally was to mature on February 20, 2023, subject to early termination pursuant to the terms of the agreement or extension as may be agreed by the parties, but it has been renewed to February 20, 2024. Cancellation is allowed with a 60-day notice.

For more details of the terms of the Credit Agreement, see Note 7 – Long-Term Debt of the notes to condensed consolidated financial statements within this Quarterly Report on Form 10-Q.

Financing Obligation Liability

We have a financing obligation liability related to a failed sale-leaseback transaction. The balance of the financing obligation was approximately $4,094,000 as of March 31, 2023.

For more details on the terms of this transaction, see Note 8 – Financing Obligation Liability of the notes to condensed consolidated financial statements within this Quarterly Report on Form 10-Q.

Machinery Loans

The Company financed the purchase of machinery and equipment in July 2022. The term of the loan is 60 months and matures in July 2027. The loan has an interest rate of 5.50%. The balance of the machinery loans totaled approximately $630,000 as of March 31, 2023.

Cash Flow

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$1,045,380	$1,083,106
Net cash used in investing activities	(1,217,262)	(919,127)
Net cash used in financing activities	(30,240)	(131,986)
Net (decrease) increase in cash	$(202,122)	$31,993

Operating Cash Flows

For the three months ended March 31, 2023, net cash provided by operating activities was approximately $1,045,000. The Company had approximately $1,513,000 of net income, $608,000 of non-cash expenses, offset by $1,075,000 decrease in working capital accounts.

For the three months ended March 31, 2022, net cash provided by operating activities was approximately $1,083,000. The Company had approximately $150,000 of net income, approximately $621,000 of non-cash expenses and $312,000 increase in working capital accounts.

Investing Cash Flows

For the three months ended March 31, 2023, net cash used in investing activities was approximately $1,217,000, primarily related to purchases of property, plant and equipment, offset by approximately $350,000 related to proceeds from recovery of the Tronco note receivable. The investment in property, plant and equipment will increase the DNR rental fleet and expand capacity for all manufacturing capabilities. This will allow the company to add new customers, increase volumes, and grow in potential new product lines.

For the three months ended March 31, 2022, net cash used in investing activities was approximately $919,000, related to purchases of property, plant and equipment.

Financing Cash Flows

For the three months ended March 31, 2023, net cash used in financing activities was approximately $30,000, primarily related to principal payments on debt of approximately $214,000, offset by net proceeds from the revolving loan of approximately $184,000.

For the three months ended March 31, 2022, net cash used in financing activities was approximately $132,000, primarily related to principal payments on debt of approximately $132,000.

Off Balance Sheet Arrangements

The Company had no off balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from those disclosed on our Annual Report on Form 10-K for the year ended December 31, 2022. Please refer to information regarding our critical accounting policies and estimates included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the or the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana, Lafayette Division, asserting that Stabil Drill Specialties, LLC’s (“Stabil Drill”) Smoothbore Eccentric Reamer infringes the patents of Extreme Technologies, LLC (one of our subsidiaries) on our patented Drill-N-Ream tool. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. Additionally, on May 20, 2019, Extreme Technologies, LLC sued Short Bit & Tool Co. and Lot William Short, Jr. (“Defendants”) in the Northern District of Texas-Dallas Division for their work manufacturing the Smoothbore Eccentric Reamer for Stabil Drill. The Dallas lawsuit is stayed pending resolution of the first-filed, Houston suit. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which resulted in a brief, automatic stay of the litigation. Superior Energy Services announced on February 2, 2021, that it successfully completed its financial restructuring and emerged from Chapter 11 bankruptcy, but this bankruptcy did not affect Extreme Technologies’ claims against Stabil Drill. On March 9, 2021, the Court lifted the automatic bankruptcy stay, and on May 12, 2021, the Court denied Stabil Drill’s motion for summary judgment of non-infringement. On May 23, 2022, the Court issued its Order on Claim Construction of the patents, adopting Extreme Technologies’ proffered interpretation on the disputed claim terms. On February 13, 2023, the lawsuit was reassigned to United States District Judge Drew B. Tipton and United States Magistrate Judge Peter Bray. On March 27, 2023, Magistrate Bray entered an amended Scheduling Order. In accordance with such amended Scheduling Order, fact discovery ended on April 14, 2023, and expert discovery is scheduled to end on or before June 8, 2023. The parties are preparing this case for trial and expect a jury trial setting during the fall or early winter of 2023.

We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated December 15, 2013, between Meier Management Company, LLC, Meier Family Holding Company, LLC, and SD Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014 S-1).

3.2	Articles of Amendment to Articles of Incorporation (name change) (incorporated by reference to Exhibit 3.5 to Amendment No. 2 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 6, 2014).

3.3	Bylaws with Exhibit A (incorporated by reference to Exhibit 3.3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.1	Second Amendment to Third Amended and Restated Loan Agreement between the Company and Tronco Energy Corporation dated January 31, 2023 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2023).

10.2	Second Amendment to Third Amended and Restated Promissory Note between the Company and Tronco Energy Corporation dated January 31, 2023 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2023).

10.3	Fourth Amended and Restated Promissory Note between Superior Drilling Products, Inc. and Tronco Energy Corporation dated March 31, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2023).

10.4	Fourth Amended and Restated Loan Agreement between Superior Drilling Products, Inc. and Tronco Energy Corporation dated March 31, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 30, 2023).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier and Christopher D. Cashion.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Schema

101.CAL	Inline XBRL Calculation

101.DEF	Inline XBRL Definition

101.LAB	Inline XBRL Label

101.PRE	Inline XBRL Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR DRILLING PRODUCTS, INC.

May 12, 2023	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer (Principal Executive Officer)

May 12, 2023	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

May 12, 2023	By:	/s/ ANNETTE MEIER
Annette Meier, President, Chief Operating Officer and Director

May 12, 2023	By:	/s/ JAMES LINES
James Lines, Director

May 12, 2023	By:	/s/ ROBERT IVERSEN
Robert Iversen, Director

May 12, 2023	By:	/s/ MICHAEL RONCA
Michael Ronca, Director

