Form 10-Q
period 2023-06-30
Superior Drilling Products, Inc.
filed 2023-08-14
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of August 14, 2023, the registrant had 30,397,924 shares of its common stock issued and outstanding.

ii

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

iii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Superior Drilling Products, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$1,179,791	$2,158,025
Accounts receivable	4,687,791	3,241,221
Prepaid expenses	351,840	367,823
Inventories	3,152,403	2,081,260
Asset held for sale	-	216,000
Other current assets	192,493	140,238
Total current assets	9,564,318	8,204,567
Property, plant and equipment, net	11,086,053	8,576,851
Intangible assets, net	-	69,444
Right of use assets	559,405	638,102
Other noncurrent assets	112,619	111,519
Total assets	$21,322,395	$17,600,483

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,433,587	$1,043,581
Accrued expenses	959,966	891,793
Income tax payable	524,687	351,618
Current portion of operating lease liability	52,116	44,273
Current portion of financing obligation	78,842	74,636
Current portion of long-term debt, net of discounts	1,424,057	1,125,864
Other current liabilities	-	216,000
Total current liabilities	5,473,255	3,747,765
Operating lease liability, less current portion	342,344	523,375
Long-term financing obligation, less current portion	3,996,937	4,038,022
Long-term debt, less current portion, net of discounts	448,424	529,499
Deferred income	675,000	675,000
Total liabilities	10,935,960	9,513,661
Commitments and contingencies (Note 9)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 29,252,872 and 29,245,080 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	29,253	29,245
Additional paid-in-capital	44,407,147	43,943,928
Accumulated deficit	(34,049,965)	(35,886,351)
Total shareholders’ equity	10,386,435	8,086,822
Total liabilities and shareholders’ equity	$21,322,395	$17,600,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$5,367,350	$4,540,842	$11,648,564	$8,671,007
Operating cost and expenses
Cost of revenue	2,013,167	2,116,096	4,251,758	3,883,995
Selling, general, and administrative expenses	2,458,804	1,894,403	4,797,653	3,541,051
Depreciation and amortization expense	349,447	402,648	675,460	813,379
Total operating cost and expenses	4,821,418	4,413,147	9,724,871	8,238,425
Operating income	545,932	127,695	1,923,693	432,582
Other income (expense)
Interest income	13,755	2,980	30,653	3,176
Interest expense	(129,866)	(132,738)	(283,956)	(256,600)
Recovery of related party note receivable	-	-	350,262	-
Loss on disposition of assets	-	(22,146)	-	(22,146)
Total other income (expense)	(116,111)	(151,904)	96,959	(275,570)
Income (loss) before income taxes	429,821	(24,209)	2,020,652	157,012
Income tax expense	(106,654)	(32,299)	(184,266)	(63,683)
Net income (loss)	$323,167	$(56,508)	$1,836,386	$93,329

Earnings (loss) per common share - basic	$0.01	$(0.00)	$0.06	$0.00
Weighted average common shares outstanding - basic	29,247,563	28,235,001	29,246,328	28,235,001

Earnings (loss) per common share - diluted	$0.01	$(0.00)	$0.06	$0.00
Weighted average common shares outstanding - diluted	29,295,761	28,235,001	29,294,526	28,305,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$1,836,386	$93,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	675,460	813,379
Share-based compensation expense	456,819	422,601
Amortization of right-of-use assets	103,624	-
Amortization of deferred loan costs	3,087	9,262
Loss on disposition of assets	-	22,146
Changes in operating assets and liabilities:
Accounts receivable	(1,446,570)	72,452
Inventories	(1,071,143)	(149,223)
Prepaid expenses and other current assets	(37,372)	(285,628)
Accounts payable, accrued expenses, and other liabilities	227,145	342,193
Income tax payable	173,069	13,422
Net cash provided by operating activities	920,505	1,353,933
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(2,432,561)	(1,249,419)
Proceeds from recovery of related party note receivable	350,262	-
Net cash used in investing activities	(2,082,299)	(1,249,419)
Cash Flows from Financing Activities
Principal payments on debt	(283,139)	(281,487)
Proceeds received from debt	131,552	182,318
Payments on revolving loan	(499,887)	(553,650)
Proceeds received from revolving loan	828,626	553,631
Proceeds from exercise of stock options	6,408	-
Net cash provided by (used in) financing activities	183,560	(99,188)
Net (decrease) increase in cash	(978,234)	5,326
Cash at beginning of period	2,158,025	2,822,100
Cash at end of period	$1,179,791	$2,827,426

Supplemental information:
Cash paid for interest	$281,703	$247,952
Right of use assets obtained in exchange for lease obligations	$24,927	$-
Disposal of asset held for sale	$216,000	$-
Property, plant and equipment in accounts payable	$682,658	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Deficit	Equity
For the Quarter Ended June 30, 2022
Balance - March 31, 2022	28,235,001	$28,235	$43,281,334	$(36,801,671)	$6,507,898
Share-based compensation expense	-	-	212,468	-	212,468
Net loss	-	-	-	(56,508)	(56,508)
Balance - June 30, 2022	28,235,001	$28,235	$43,493,802	$(36,858,179)	$6,663,858

For the Quarter Ended June 30, 2023
Balance - March 31, 2023	29,245,080	$29,245	$44,171,076	$(34,373,132)	$9,827,189
Share-based compensation expense	-	-	229,671	-	229,671
Exercise of stock options	7,792	8	6,400		6,408
Net income	-	-	-	323,167	323,167
Balance - June 30, 2023	29,252,872	$29,253	$44,407,147	$(34,049,965)	$10,386,435

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Deficit	Equity
For the Six Months Ended June 30, 2022
Balance - December 31, 2021	28,235,001	$28,235	$43,071,201	$(36,951,508)	$6,147,928
Share-based compensation expense	-	-	422,601	-	422,601
Net income	-	-	-	93,329	93,329
Balance - June 30, 2022	28,235,001	$28,235	$43,493,802	$(36,858,179)	$6,663,858

For the Six Months Ended June 30, 2023
Balance - December 31, 2022	29,245,080	$29,245	$43,943,928	$(35,886,351)	$8,086,822
Share-based compensation expense	-	-	456,819	-	456,819
Exercise of stock options	7,792	8	6,400		6,408
Net income	-	-	-	1,836,386	1,836,386
Balance - June 30, 2023	29,252,872	$29,253	$44,407,147	$(34,049,965)	$10,386,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Drilling Products, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Superior Drilling Products, Inc. (the “Company”, “SDPI”, “we”, “our” or “us”) is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling industry. Our drilling solutions include the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool”) and the patented Strider™ Drill String Oscillation System technology (“Strider technology” or “Strider”). In addition, the Company is a manufacturer and refurbisher of PDC (polycrystalline diamond compact) drill bits for a leading oil field services company. We operate a state-of-the-art drill tool fabrication facility in Vernal, Utah, where we manufacture solutions for the drilling industry, as well as customers’ custom products. We also operate a repair facility in Dubai. Our headquarters are also located in Vernal, Utah.

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

These condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022, and the related footnote disclosures included herein, are unaudited. The preparation of financial statements in conformity with GAAP requires the use of management’s estimates. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations expected for the year ended December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2022 and 2021 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”).

Significant Accounting Policies

The Company’s accounting policies are set forth in Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC. There were no significant updates or revisions to our accounting policies during the three or six months ended June 30, 2023.

Concentrations of Credit Risk

The Company has two significant customers that represented 84% and 89% of its revenue for the six months ended June 30, 2023 and 2022, respectively. These customers had approximately $2,540,000 and $1,751,000 in accounts receivable as of June 30, 2023 and December 31, 2022, respectively.

The Company had two vendors that represented 13% and 14% of its purchases for each of the six months ended June 30, 2023 and 2002, respectively. These vendors had approximately $471,000 and $77,000 in accounts payable as of June 30, 2023 and December 31, 2022, respectively.

Superior Drilling Products, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

2. REVENUE

Disaggregation of Revenue

The following table presents revenue disaggregated by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Tool revenue:
Tool and product sales	$609,000	$627,200	$2,146,380	$1,291,500
Tool rental	1,042,295	519,724	1,861,969	904,874
Other related revenue	1,901,045	1,744,656	3,798,201	3,464,453
Total tool revenue	3,552,340	2,891,580	7,806,550	5,660,827
Contract services	1,815,010	1,649,262	3,842,014	3,010,180
Total revenue	$5,367,350	$4,540,842	$11,648,564	$8,671,007

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606.

Contract Costs

We did not incur any material costs of obtaining contracts.

3. INVENTORIES

Inventories were comprised of the following:

	June 30, 2023	December 31, 2022
Raw material	$1,763,567	$1,334,669
Work in progress	752,136	168,214
Finished goods	636,700	578,377
Total inventories	$3,152,403	$2,081,260

Superior Drilling Products, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

4. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment was comprised of the following:

	June 30, 2023	December 31, 2022
Land	$880,416	$880,416
Buildings	4,764,441	4,764,441
Leasehold improvements	983,668	755,039
Machinery, equipment, and rental tools	17,432,649	14,546,060
Office equipment, fixtures and software	628,358	628,358
Transportation assets	265,760	265,760
Property, plant and equipment, gross	24,955,292	21,840,074
Accumulated depreciation	(13,869,239)	(13,263,223)
Total property, plant and equipment, net	$11,086,053	$8,576,851

Depreciation expense related to property, plant and equipment for the three months ended June 30, 2023 and 2022 was $284,347 and $360,981, respectively. Depreciation expense related to property, plant and equipment for the six months ended June 30, 2023 and 2022 was $606,016 and $730,046 respectively.

5. INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	June 30, 2023	December 31, 2022
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Less: accumulated amortization	(14,900,000)	(14,830,556)
Total intangible assets, net	$-	$69,444

Amortization expense related to intangible assets for the three months ended June 30, 2023 and 2022 was $27,778 and $41,667, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2023 and 2022 was $69,444 and $83,333, respectively.

6. RELATED PARTY RECEIVABLE

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco Energy Corporation (“Tronco”) in order to take over the legal position as Tronco’s senior secured lender. Tronco is an entity owned by Troy and Annette Meier. Effective August 2017, the Company fully reserved the related party note receivable of $6,979,043, which reduced the related party note receivable balance to $0. The Company holds 8,267,860 shares of the Company’s common stock as collateral. The Company will record a recovery of the loan upon receiving repayment of the note or interest in recovery of related party note receivable on the condensed consolidated statements of operations.

Superior Drilling Products, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

On March 31, 2023, the Company entered into a fourth amended and restated loan agreement and note with Tronco to extend the maturity date of the principal to March 31, 2033. As amended, the interest rate on the note is fixed at 2.8% per annum and provides for principal and accrued interest payments in the amount of $750,000 annually on March 31, 2024 through 2032, with the balance of all remaining outstanding principal and accrued interest due on March 31, 2033. In the event the average closing price for the Company’s common stock for 10 consecutive trading days is equal to or greater than $3.00 per share, Tronco shall pay fifty percent of the then outstanding principal balance together with all accrued, unpaid interest within ten days of the date on which the 10-day trading average first equals or exceeds $3.00. In the event the average closing price for 10 consecutive trading days is $4.00 per share or greater, Tronco shall pay the entire outstanding principal balance together with all accrued, unpaid interest within ten (10) days of the date on which the 10-day average first equals or exceeds $4.00. In addition, in the event of a sale of all or substantially all of the assets or a controlling equity interest in the Company, Tronco and the Meiers must utilize the proceeds received from such sale to pay the entire outstanding principal balance on the note receivable together with all accrued, unpaid interest. On March 24, 2023, there was a principal and interest payment of $350,262 which was reflected as a recovery of related party note receivable in other income and expense on the condensed consolidated statements of operations. The Tronco note balance, including accrued interest, was approximately $6,613,000 and $6,884,000 as of June 30, 2023 and December 31, 2022, respectively, which is fully reserved.

7. LONG-TERM DEBT

Long-term debt is comprised of the following:

	June 30, 2023	December 31, 2022
Credit Agreement	$1,145,540	$813,713
Machinery loans	594,582	664,674
Transportation loan	13,617	20,027
Insurance loan	118,742	156,949
Total long-term debt	1,872,481	1,655,363
Less: current portion of long-term debt, net of discounts	(1,424,057)	(1,125,864)
Total long-term debt, less current portion, net of discounts	$448,424	$529,499

Credit Agreement

In February 2019, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Austin Financial Services, Inc. (“AFS”). The Credit Agreement provides a $4,300,000 credit facility, which includes a $800,000 term loan (the “Term Loan”) and a $3,500,000 line of credit (the “Line of Credit”). The Credit Agreement originally was to mature on February 20, 2023, subject to early termination pursuant to the terms of the agreement or extension as may be agreed by the parties, but it has been renewed to February 20, 2024. Cancellation is allowed with a 60-day notice. The balance of the Credit Agreement totaled approximately $1,146,000 and $814,000 as of June 30, 2023 and December 31, 2022, respectively.

Amounts outstanding under the Line of Credit at any time may not exceed the sum of: (a) up to 85% of accounts receivable or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect (less a dilution reserve as determined by AFS in its sole good faith discretion), plus (b) the lesser of (i) up to 50% of inventory or such lesser percentage as AFS in its sole discretion may deem appropriate if it determines that there has been a material adverse effect, or (ii) the inventory sublimit, minus (c) the borrowing base reserve as may be determined from time to time by AFS. As of June 30, 2023, the Company had approximately $50,000 of availability under the Line of Credit.

The interest rate for the Term Loan and the Line of Credit is prime plus 5.6%, which was 13.85% at June 30, 2023. Even if our borrowings under the Line of Credit are less than $1,000,000, we still pay interest as if we had borrowed $1,000,000. The obligations of the Company under the Credit Agreement are secured by a security interest in substantially all of the tangible and intangible assets of the Company, other than any assets owned by the Company that constitute real property (and fixtures affixed to such real property), certain excluded equipment or intellectual property. A collateral management fee is payable monthly on the used portion of the Line of Credit and Term Loan.

Superior Drilling Products, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

The Credit Agreement contains various restrictive covenants that, among other things, limit or restrict the ability of the borrowers to incur additional indebtedness; incur additional liens; make dividends and other restricted payments; make investments; engage in mergers, acquisitions and dispositions; make optional prepayments of other indebtedness; engage in transactions with affiliates; and enter into restrictive agreements. The Credit Agreement does not include any financial covenants. If an event of default occurs, the lenders are entitled to accelerate the advances made thereunder and exercise rights against the collateral. Borrowing under the Line of Credit is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause. At June 30, 2023, we were in compliance with the covenants in the Credit Agreement.

Machinery Loans

The Company financed the purchase of machinery and equipment through various loans. The outstanding loans have interest rates ranging from 5.50% to 5.94%, and repayment terms of 48-60 months. The balance of the machinery loans totaled approximately $595,000 and $665,000 as of June 30, 2023 and December 31, 2022, respectively.

Transportation Loan

The Company financed the purchase of a vehicle with a loan agreement. The term of the loan is 60 months and matures in June 2024. The interest rate of the loan is 6.99%. The loan is collateralized by the vehicle.

Insurance Loan

The Company financed insurance premiums with a loan agreement. The term of the loan is 10 months and matures in March 2024. The interest rate of the loan is 7.08%. The balance of the insurance loan totaled approximately $119,000 and $157,000 as of June 30, 2023 and December 31, 2022, respectively.

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

The Company received cash of $1,622,106, retired real estate debt of $2,638,773 and recorded a financing obligation liability of $4,260,879 related to the transaction. There was no gain recorded since sale accounting was precluded. The financing obligation has an implied interest rate of 6.0%. At the conclusion of the fifteen-year lease period, the financing obligation residual is estimated to be $2,188,710, which corresponds to the carrying value of the property. The Company paid $36,879 and $32,532 of principal during the six months ended June 30, 2023 and 2022, respectively.

The outstanding balance of the financing obligation liability is summarized below:

	June 30, 2023	December 31, 2022
Financing obligation for sale-leaseback transaction	$4,075,779	$4,112,658
Current principal portion of finance obligation	(78,842)	(74,636)
Non-current portion of financing obligation	$3,996,937	$4,038,022

Superior Drilling Products, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

9. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana, Lafayette Division, asserting that Stabil Drill Specialties, LLC’s (“Stabil Drill”) Smoothbore Eccentric Reamer infringes the patents of Extreme Technologies, LLC (one of our subsidiaries) on our patented Drill-N-Ream well bore conditioning tool. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. Additionally, on May 20, 2019, Extreme Technologies, LLC sued Short Bit & Tool Co. and Lot William Short, Jr. (“Defendants”) in the Northern District of Texas-Dallas Division for their work manufacturing the Smoothbore Eccentric Reamer for Stabil Drill. The Dallas lawsuit is stayed pending resolution of the first-filed, Houston suit. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which resulted in a brief, automatic stay of the litigation. Superior Energy Services announced on February 2, 2021, that it successfully completed its financial restructuring and emerged from Chapter 11 bankruptcy, but this bankruptcy did not affect Extreme Technologies’ claims against Stabil Drill. On March 9, 2021, the Court lifted the automatic bankruptcy stay, and on May 12, 2021, the Court denied Stabil Drill’s motion for summary judgment of non-infringement. On May 23, 2022, the Court issued its Order on Claim Construction of the patents, adopting Extreme Technologies’ proffered interpretation on the disputed claim terms. On February 13, 2023, the lawsuit was reassigned to United States District Judge Drew B. Tipton and United States Magistrate Judge Peter Bray. On March 27, 2023, Judge Bray entered an amended Scheduling Order. In accordance with such amended Scheduling Order, fact discovery ended on April 14, 2023, and expert discovery is scheduled to end on or before August 31, 2023. On July 5, 2023, Judge Bray issued a Memorandum and Recommendation finding that Stabil Drill is prohibited from asserting its patent invalidity affirmative defenses. On August 2, 2023, Stabil Drill filed objections to the Court’s Order and the Court could possibly modify the Order based upon Stabil Drill’s filed objections. The parties are preparing this case for trial and expect a jury trial setting in early spring of 2024.

We are not currently involved in any other litigation.

10. EARNINGS PER SHARE

Basic and diluted earnings (loss) per share of common stock have been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$323,167	$(56,508)	$1,836,386	$93,329
Denominator:
Weighted average shares of common stock outstanding - basic	29,247,563	28,235,001	29,246,328	28,235,001
Effect of dilutive options	48,198	-	48,198	70,100
Weighted average shares of common stock outstanding - diluted	29,295,761	28,235,001	29,294,526	28,305,101

Earnings (loss) per common share – basic	$0.01	$(0.00)	$0.06	$0.00
Earnings (loss) per common share - diluted	$0.01	$(0.00)	$0.06	$0.00

11. LEASES

The Company leases certain facilities Utah and Dubai under long-term operating leases with lease terms of one year to two years. The operating lease expense was approximately $63,000 and $23,000 for the three months ended June 30, 2023 and 2022, respectively, and $126,000 and $25,000 for the six months ended June 30, 2023 and 2022, respectively.

Superior Drilling Products, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Other information related to operating leases:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$220,329	$187,394
Weighted average remaining lease-term (in years)	2.45	2.79
Weighted average discount rate	7.25%	7.25%

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

Revenue and certain operating expenses are directly attributable to each segment.

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

The following table summarizes information about our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
North America	$4,325,055	$4,021,118	$9,800,115	$7,766,133
International	1,042,295	519,724	1,848,449	904,874
Total revenue	$5,367,350	$4,540,842	$11,648,564	$8,671,007

Operating income:
North America	$2,774,629	$2,069,125	$6,442,644	$4,168,223
International	229,310	(69,223)	277,066	(216,870)
Corporate costs, unallocated	(2,458,007)	(1,872,207)	(4,796,017)	(3,518,771)
Total operating income	$545,932	$127,695	$1,923,693	$432,582

North America revenue includes revenue from customers in Mexico totaling approximately $10,000 and $0 for the three months ended June 30, 2023 and 2022, respectively, and approximately $30,000 and $18,000 for the six months ended June 30, 2023 and 2022, respectively. The remainder of the North America revenue was derived from customers in the United States of America.

Information about products and services

See Note 2 – Revenue

Superior Drilling Products, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

13. SUBSEQUENT EVENT

Loan Agreement

On July 28, 2023, the Company entered into a Loan Agreement (the “Loan Agreement”) among Vast Bank, National Association, as lender (the “Lender”), and various subsidiaries of the Company as guarantors (the “Guarantors”).

The Loan Agreement provides for loans through the following facilities (collectively, the “Loans”):

●	Revolving Line which provides the lesser of $750,000 or the borrowing base, as defined in the agreement, and matures on July 28, 2025. The interest rate per annum is the greater of (a) Prime plus 1.00% and (b) 7.50%.

●	Term Loan for $1,719,200, which matures on July 28, 2028. The interest rate per annum applicable to the Term Loan is fixed at 8.18%.

The Company will make payments of principal and interest monthly on the Term Loan, and interest only on the Revolving Line, commencing on August 28, 2023.

The Company paid the Lender a non-refundable upfront fee of 0.75% of each of the Revolving Line and the Term Loan. The Company may prepay and/or repay the Loans, in whole or in part, at any time without premium or penalty, subject to certain conditions.

A portion of the proceeds of the Loans were used to repay the Credit Agreement.

In connection with the Loan Agreement, the Company entered into Business Manager Agreements for the purchase by the Lender of certain domestic and international accounts receivable of the Company. The face amount of the accounts under each agreement that may be purchased cannot exceed $2,500,000 under the domestic agreement and $2,000,000 under the international agreement. The service charge associated with the purchases is 1.25% under the domestic agreement and 2.0% under the international agreement.

Amendment to Lease

In connection with entering into the Loan Agreement, Meier Properties, Series LLC, a subsidiary of the Company, entered into an amendment (the “Amendment”) to the lease for the Company’s facilities in Vernal, Utah. Under the amendment, the tenant paid a security deposit of approximately $80,000 in exchange for the landlord entering into Landlord Lien Waiver and Collateral Access Agreement with the Lender.

Restricted Stock Units

On August 10, 2023, the Board of Directors granted 250,943 restricted stock units to Troy Meier, Chairman and Chief Executive Officer, granted 192,453 restricted stock units to Annette Meier, President and Chief Operating Officer, granted 90,556 restricted stock units to Chris Cashion, Chief Financial Officer, and 56,604 restricted stock units to each of the three independent members of the Board of Directors. In addition, the Board of Directors authorized 75,000 stock options to be granted to employees of the Company other than Mr. and Mrs. Meier and Mr. Cashion. These stock options will vest over three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Superior Drilling Products, Inc. is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling industry. Our headquarters and manufacturing operations are located in Vernal, Utah and we operate a repair facility in Dubai. We design, manufacture, repair and sell or rent our drilling solutions which include the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool” or “DNR”) and the patented Strider™ Drill String Oscillation System technology (“Strider technology” or “Strider”). In addition, the Company is a refurbisher of PDC (polycrystalline diamond compact) drill bits primarily for a leading oil field services company. In our state-of-the-art drill tool fabrication facility, we also design and manufacture custom products for our customers.

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

As a result of its ISO 9000 certification, the Company is qualified to bid on projects in industries outside oil and gas. We believe that with this certification, and our history of supplying high quality parts to research and development departments operating in the aerospace industry, we can work to diversify our revenue sources outside of the oil & gas industry.

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

The total U.S. rig count as reported by Baker Hughes as of June 30, 2023 was 674 rigs, a decrease of 76 rigs from the rig count as of June 30, 2022.

The Middle East market began to improve during 2022 after a slow rebound from the COVID-19 impact, and continues to improve through mid-2023. Total rig count in that region as of June 30, 2023 was 329 compared with 303 at the same time last year.

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

Contract Services

Drill Bit Manufacturing and Refurbishment: We recognize revenue for our PDC drill bit services upon transfer of control, which we have determined to be upon shipment of the product. Shipping and handling costs related to refurbishing services are paid directly by the customer at the time of shipment. We also provide contract manufacturing services to customers.

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

Other income (expense), net is comprised primarily of interest expense and recovery of a fully reserved related party note receivable.

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Revenue
Tool Revenue	$3,552,340	66%	$2,891,580	64%	$7,806,550	67%	$5,660,827	65%
Contract Services	1,815,010	34%	1,649,262	36%	3,842,014	33%	3,010,180	35%
Total Revenue	5,367,350	100%	4,540,842	100%	11,648,564	100%	8,671,007	100%
Operating cost and expenses
Cost of revenue	2,013,167	38%	2,116,096	47%	4,251,758	37%	3,883,995	45%
Selling, general, and administrative expenses	2,458,804	46%	1,894,403	42%	4,797,653	41%	3,541,051	41%
Depreciation and amortization expense	349,447	7%	402,648	9%	675,460	6%	813,379	9%
Total operating cost and expenses	4,821,418	90%	4,413,147	97%	9,724,871	83%	8,238,425	95%
Operating income	545,932	10%	127,695	3%	1,923,693	17%	432,582	5%
Other income (expense)	(116,111)	-2%	(151,904)	-3%	96,959	1%	(275,570)	-3%
Income (loss) before income taxes	429,821	8%	(24,209)	-1%	2,020,652	17%	157,012	2%
Income tax expense	(106,654)	-2%	(32,299)	-1%	(184,266)	-1%	(63,683)	-1%
Net income (loss)	$323,167	6%	$(56,508)	-1%	$1,836,386	16%	$93,329	1%

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue

Our revenue increased approximately $827,000, or 18%. The increase was driven by an approximately $661,000, or 23%, increase in tool revenue reflecting approximately $523,000 from the expansion of our business in the Middle East. Contract services revenue increased by $166,000, or 10%, over the prior year, primarily due to higher PDC bit refurbishment demand and a tool price increase implemented in the second half of calendar year 2022.

Operating Costs and Expenses

Cost of Revenue

Cost of revenue decreased approximately $103,000, or 5%. Cost savings were realized due to a better product mix and efficiencies in manufacturing.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $564,000, or 30%. The increase was the result of increased international payroll costs with the hiring of four additional technical sales and business development personnel and increased intellectual property related legal fees.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased approximately $53,000, or 13%. The decrease was primarily due to a portion of the intellectual property intangible balance that reached its full amortization and a decrease in depreciation expense due to assets becoming fully depreciated.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenue

Our revenue increased approximately $2,978,000, or 34%. The increase was driven by an approximately $2,146,000, or 38%, increase in tool revenue reflecting strong DNR tool sales of approximately $855,000 and approximately $944,000 from the expansion of our business in the Middle East. Contract services revenue increased by $832,000, or 28%, primarily due to higher PDC bit refurbishment demand and a tool price increase implemented in the second half of calendar year 2022.

Operating Costs and Expenses

Cost of Revenue

Cost of revenue increased approximately $368,000, or 9%. The increase was driven by higher sales volume. As a percent of revenue, costs declined 8 points to 37% of revenue due to improved overhead absorption on higher volume, a better product mix and efficiencies in manufacturing more than offsetting higher payroll costs, additional facility expenses and higher tool repair costs associated expansion of our international business.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $1,257,000, or 35%. Higher costs reflect the expansion of our Middle East operations included staffing with four additional technical sales and business development personnel as well as increased intellectual property related legal fees. Legal fees could increase further as we pursue the patent infringement lawsuit discussed in Note 9 – Commitments and Contingencies of the notes to condensed consolidated financial statements within this Quarterly Report on Form 10-Q.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased approximately $138,000, or 17%. The decrease was primarily due to a portion of the intellectual property intangible balance that reached its full amortization and a decrease in depreciation expense due to assets becoming fully depreciated.

Other Income (Expenses)

Recovery of related party note receivable

Recovery of related party note receivable increased approximately $350,000, or 100%, reflecting a principal and interest payment applied to the fully reserved related party note receivable. No payment was received in the prior-year period. See Note 6 – Related Party Receivable of the notes to condensed consolidated financial statements within this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

At June 30, 2023, we had working capital of approximately $4,091,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include managing our operating costs and capital spending to reflect revenue trends, accelerating collections of international receivables, and controlling our working capital and debt to enhance liquidity.

Credit Agreement

We have a Loan and Security Agreement with Austin Financial Services, Inc. (“AFS”) (the “Credit Agreement”). The Credit Agreement provides a $4,300,000 credit facility, which includes a $800,000 term loan (the “Term Loan”) and a $3,500,000 line of credit (the “Line of Credit”). The Credit Agreement originally was to mature on February 20, 2023, subject to early termination pursuant to the terms of the agreement or extension as may be agreed by the parties, but it has been renewed to February 20, 2024. Cancellation is allowed with a 60-day notice. The balance of the Credit Agreement totaled approximately $1,146,000 as of June 30, 2023.

For more details of the terms of the Credit Agreement, see Note 7 – Long-Term Debt of the notes to condensed consolidated financial statements within this Quarterly Report on Form 10-Q.

Financing Obligation Liability

We have a financing obligation liability related to a failed sale-leaseback transaction. The balance of the financing obligation was approximately $4,076,000 as of June 30, 2023.

For more details on the terms of this transaction, see Note 8 – Financing Obligation Liability of the notes to condensed consolidated financial statements within this Quarterly Report on Form 10-Q.

Machinery Loans

The Company financed the purchase of machinery and equipment in July 2022. The term of the loan is 60 months and matures in July 2027. The loan has an interest rate of 5.50%. The balance of the machinery loans totaled approximately $595,000 as of June 30, 2023.

Cash Flow

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$920,505	$1,353,933
Net cash used in investing activities	(2,082,299)	(1,249,419)
Net cash provided by (used in) financing activities	183,560	(99,188)
Net (decrease) increase in cash	$(978,234)	$5,326

Operating Cash Flows

For the six months ended June 30, 2023, net cash provided by operating activities was approximately $921,000. The Company had approximately $1,836,000 of net income, $1,239,000 of non-cash expenses, offset by $2,154,000 decrease in working capital accounts.

For the six months ended June 30, 2022, net cash provided by operating activities was approximately $1,354,000. The Company had approximately $93,000 of net income, approximately $1,267,000 of non-cash expenses and $7,000 increase in working capital accounts.

Investing Cash Flows

For the six months ended June 30, 2023, net cash used in investing activities was approximately $2,082,000, primarily related to purchases of property, plant and equipment, offset by approximately $350,000 related to proceeds from recovery of the Tronco note receivable. The investment in property, plant and equipment represents an increase the DNR Middle East rental fleet and the expansion of capacity to refurbish a second customer’s PDC bits in the U.S. and repair the Company’s DNR tools in the Middle East. The Company expects this will allow it to add new customers, increase volumes, and grow in potential new product lines.

For the six months ended June 30, 2022, net cash used in investing activities was approximately $1,249,000, related to purchases of property, plant and equipment, which included additions to the DNR Middle East rental fleet and an additional CNC machine.

Financing Cash Flows

For the six months ended June 30, 2023, net cash provided by financing activities was approximately $184,000, primarily related to net proceeds from the revolving line of credit of approximately $329,000, proceeds from debt borrowings of approximately $132,000, offset by principal payments on debt of approximately $283,000.

For the six months ended June 30, 2022, net cash used in financing activities was approximately $99,000, primarily related to principal payments on debt of approximately $281,000, offset by proceeds from debt borrowings of approximately $182,000.

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

Not required for smaller reporting company.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana, Lafayette Division, asserting that Stabil Drill Specialties, LLC’s (“Stabil Drill”) Smoothbore Eccentric Reamer infringes the patents of Extreme Technologies, LLC (one of our subsidiaries) on our patented Drill-N-Ream tool. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. Additionally, on May 20, 2019, Extreme Technologies, LLC sued Short Bit & Tool Co. and Lot William Short, Jr. (“Defendants”) in the Northern District of Texas-Dallas Division for their work manufacturing the Smoothbore Eccentric Reamer for Stabil Drill. The Dallas lawsuit is stayed pending resolution of the first-filed, Houston suit. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which resulted in a brief, automatic stay of the litigation. Superior Energy Services announced on February 2, 2021, that it successfully completed its financial restructuring and emerged from Chapter 11 bankruptcy, but this bankruptcy did not affect Extreme Technologies’ claims against Stabil Drill. On March 9, 2021, the Court lifted the automatic bankruptcy stay, and on May 12, 2021, the Court denied Stabil Drill’s motion for summary judgment of non-infringement. On May 23, 2022, the Court issued its Order on Claim Construction of the patents, adopting Extreme Technologies’ proffered interpretation on the disputed claim terms. On February 13, 2023, the lawsuit was reassigned to United States District Judge Drew B. Tipton and United States Magistrate Judge Peter Bray. On March 27, 2023, Judge Bray entered an amended Scheduling Order. In accordance with such amended Scheduling Order, fact discovery ended on April 14, 2023, and expert discovery is scheduled to end on or before August 31, 2023. On July 5, 2023, Judge Bray issued a Memorandum and Recommendation finding that Stabil Drill is prohibited from asserting its patent invalidity affirmative defenses. On August 2, 2023, Stabil Drill filed objections to the Court’s Order and the Court could possibly modify the Order based upon Stabil Drill’s filed objections. The parties are preparing this case for trial and expect a jury trial setting in early spring of 2024. We are not currently involved in any other litigation.

Item 1A. Risk Factors

Not required for smaller reporting company.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated December 15, 2013, between Meier Management Company, LLC, Meier Family Holding Company, LLC, and SD Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014S-1).

3.2	Articles of Amendment to Articles of Incorporation (name change) (incorporated by reference to Exhibit 3.5 to Amendment No. 2 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 6, 2014).

3.3	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2015).

10.1	Loan Agreement among Superior Drilling Products, Inc., Vast Bank, National Association, and the guarantors named therein dated July 28, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

10.2	Term Loan Promissory Note between Superior Drilling Products, Inc. and Vast Bank, National Association dated July 28, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

10.3	Revolving Line Promissory Note between Superior Drilling Products, Inc. and Vast Bank, National Association dated July 28, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

10.4	Business Manager Agreement (Domestic) between Vast Bank, National Association and Superior Drilling Company, Inc. dated July 28, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

10.5	Business Manager Agreement (International) between Vast Bank, National Association and Superior Drilling Company, Inc. dated July 28, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

10.6	First Amendment to Commercial Lease dated July 17, 2023 between Ernest M. Cherry, Jr. Revocable Trust and Carole A. Cherry Revocable Trust, as landlord, and Meier Properties, Series LLC, as tenant (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier and Christopher D. Cashion.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Schema

101.CAL	Inline XBRL Calculation

101.DEF	Inline XBRL Definition

101.LAB	Inline XBRL Label

101.PRE	Inline XBRL Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR DRILLING PRODUCTS, INC.

August 14, 2023	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer (Principal Executive Officer)

August 14, 2023	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

August 14, 2023	By:	/s/ ANNETTE MEIER
Annette Meier, President, Chief Operating Officer and Director

August 14, 2023	By:	/s/ JAMES LINES
James Lines, Director

August 14, 2023	By:	/s/ ROBERT IVERSEN
Robert Iversen, Director

August 14, 2023	By:	/s/ MICHAEL RONCA
Michael Ronca, Director

