Form 10-Q
period 2023-09-30
Superior Drilling Products, Inc.
filed 2023-11-14
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 13, 2023, the registrant had 30,391,240 shares of its common stock issued and outstanding.

Forward-Looking Statements

Forward-looking statements involve risks and uncertainties that are beyond the control of Superior Drilling Products, Inc. (the “Company” or “SDPI”). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. Forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Forward-looking statements include statements that are not historical facts and can be identified by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” or similar expressions, or by the Company’s discussion of strategies or trends. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including:

●	the volatility of oil and natural gas prices;

●	the cyclical nature of the oil and gas industry;

●	availability of financing and access to capital markets;

●	our reliance on significant customers;

●	consolidation within our customers’ industries;

●	competitive products and pricing pressures;

●	our ability to develop and commercialize new and/or innovative drilling and completion tool technologies;

●	fluctuations in our operating results;

●	our dependence on key personnel;

●	costs and availability of raw materials;

●	our dependence on third party suppliers;

●	unforeseen risks in our manufacturing processes;

●	the need for skilled workers;

●	our ability to successfully manage our growth strategy;

●	unanticipated risks associated with, and our ability to integrate, acquisitions;

●	our expectations regarding the reconsideration of strategic alternatives in the event a transaction is not completed;

●	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries, specifically the Middle East region and Eastern Europe;

●	the potential impact of the coronavirus, variants of the coronavirus or other major health crises on our business and results of operations, including the impact to our supply chain;

●	terrorist threats or acts, war and civil disturbances;

●	our ability to protect our intellectual property;

●	impact of environmental matters, including future environmental regulations;

●	implementing and complying with safety policies;

●	breaches of security in our information systems and other cybersecurity risks;

●	related party transactions with our founders; and

●	risks associated with our common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Superior Drilling Products, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and restricted cash	$4,314,674	$2,158,025
Accounts receivable	2,438,674	3,241,221
Prepaid expenses	533,329	367,823
Inventories	3,219,033	2,081,260
Asset held for sale	-	216,000
Other current assets	307,161	140,238
Total current assets	10,812,871	8,204,567
Property, plant and equipment, net	11,099,485	8,576,851
Intangible assets, net	-	69,444
Right of use assets	505,739	638,102
Other noncurrent assets	199,816	111,519
Total assets	$22,617,911	$17,600,483

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,910,443	$1,043,581
Accrued expenses	945,248	891,793
Income tax payable	553,177	351,618
Current portion of operating lease liability	53,066	44,273
Current portion of financing obligation	81,259	74,636
Current portion of long-term debt	753,334	1,125,864
Other current liabilities	-	216,000
Total current liabilities	5,296,527	3,747,765
Operating lease liability, less current portion	334,410	523,375
Long-term financing obligation, less current portion	3,976,278	4,038,022
Long-term debt, net of current portion	1,702,976	529,499
Deferred income	675,000	675,000
Total liabilities	11,985,191	9,513,661
Commitments and contingencies (Note 9)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 30,391,240 and 29,245,080 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	30,391	29,245
Additional paid-in-capital	44,638,455	43,943,928
Accumulated deficit	(34,036,126)	(35,886,351)
Total shareholders’ equity	10,632,720	8,086,822
Total liabilities and shareholders’ equity	$22,617,911	$17,600,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$5,052,203	$5,172,545	$16,700,766	$13,843,552
Operating cost and expenses
Cost of revenue	2,003,791	2,230,705	6,256,918	6,114,705
Selling, general, and administrative expenses	2,584,740	1,723,221	7,381,020	5,264,270
Depreciation and amortization expense	337,653	362,773	1,013,116	1,176,151
Total operating cost and expenses	4,926,184	4,316,699	14,651,054	12,555,126
Operating income	126,019	855,846	2,049,712	1,288,426
Other income (expense)
Interest income	9,272	10,544	39,926	13,720
Interest expense	(200,485)	(154,108)	(484,442)	(410,707)
Recovery of related party note receivable	-	-	350,262	-
Loss on disposition of assets	-	(29,381)	-	(51,527)
Other income	198,894	-	198,894	-
Other expense	(43,000)	-	(43,000)	-
Total other income (expense)	(35,319)	(172,945)	61,640	(448,514)
Income before income taxes	90,700	682,901	2,111,352	839,912
Income tax expense	(76,861)	(44,169)	(261,127)	(107,852)
Net income	$13,839	$638,732	$1,850,225	$732,060

Earnings per common share - basic	$0.00	$0.02	$0.06	$0.03
Weighted average common shares outstanding – basic	29,895,347	28,845,456	29,409,602	28,440,722

Earnings per common share - diluted	$0.00	$0.02	$0.06	$0.03
Weighted average common shares outstanding – diluted	29,965,145	28,855,456	29,479,400	28,450,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$1,850,225	$732,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,013,115	1,176,151
Share-based compensation expense	689,265	640,816
Amortization of right-of-use assets	157,291	-
Amortization of deferred loan costs	6,100	13,893
Loss on disposition of assets	-	51,527
Changes in operating assets and liabilities:
Accounts receivable	802,547	(1,211,713)
Inventories	(1,137,773)	(446,866)
Prepaid expenses and other current assets	(420,726)	(777,457)
Accounts payable, accrued expenses, and other liabilities	1,022,422	1,100,571
Income tax payable	201,559	57,591
Net cash provided by operating activities	4,184,025	1,336,573
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(3,123,770)	(2,600,902)
Proceeds from recovery of related party note receivable	350,262	-
Net cash used in investing activities	(2,773,508)	(2,600,902)
Cash Flows from Financing Activities
Principal payments on debt	(425,505)	(508,146)
Proceeds received from debt	2,072,406	997,134
Payments on revolving loans	(1,645,427)	(633,440)
Proceeds received from revolving loans	828,626	633,435
Payments of deferred loan costs	(90,376)
Proceeds from exercise of stock options	6,408	-
Net cash provided by financing activities	746,132	488,983
Net (decrease) increase in cash and restricted cash	2,156,649	(775,346)
Cash and restricted cash at beginning of period	2,158,025	2,822,100
Cash and restricted cash at end of period	$4,314,674	$2,046,754

Supplemental information:
Cash paid for interest	$578,905	$394,548
Right of use assets obtained in exchange for lease obligations	$24,927	$-
Disposal of asset held for sale	$216,000	$-
Property, plant and equipment in accounts payable	$342,532	$749,718
Non-cash item related to deferred income	$-	$675,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Deficit	Equity
For the Quarter Ended September 30, 2022
Balance - June 30, 2022	28,235,001	$28,235	$43,493,802	$(36,858,180)	$6,663,857
Share-based compensation expense	1,010,079	1,010	217,208	-	218,218
Net income	-	-	-	638,732	638,732
Balance - September 30, 2022	29,245,080	$29,245	$43,711,010	$(36,219,448)	$7,520,807

For the Quarter Ended September 30, 2023
Balance - June 30, 2023	29,252,872	$29,253	$44,407,147	$(34,049,965)	$10,386,435
Share-based compensation expense	1,138,368	1,138	231,308	-	232,446
Net income	-	-	-	13,839	13,839
Balance - September 30, 2023	30,391,240	$30,391	$44,638,455	$(34,036,126)	$10,632,720

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Deficit	Equity
For the Nine Months Ended September 30, 2022
Balance - December 31, 2021	28,235,001	$28,235	$43,071,201	$(36,951,508)	$6,147,928
Share-based compensation expense	1,010,079	1,010	639,809	-	640,819
Net income	-	-	-	732,060	732,060
Balance - September 30, 2022	29,245,080	$29,245	$43,711,010	$(36,219,448)	$7,520,807

For the Nine Months Ended September 30, 2023
Balance - December 31, 2022	29,245,080	$29,245	$43,943,928	$(35,886,351)	$8,086,822
Share-based compensation expense	1,138,368	1,138	688,127	-	689,265
Exercise of stock options	7,792	8	6,400	-	6,408
Net income	-	-	-	1,850,225	1,850,225
Balance - September 30, 2023	30,391,240	$30,391	$44,638,455	$(34,036,126)	$10,632,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Drilling Products, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Superior Drilling Products, Inc. (the “Company”, “SDPI”, “we”, “our” or “us”) is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling industry. Our drilling solutions include the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool”) and the patented Strider™ Drill String Oscillation System technology (“Strider technology” or “Strider”). In addition, the Company is a manufacturer and refurbisher of PDC (polycrystalline diamond compact) drill bits for leading oil field services companies. We operate a state-of-the-art drill tool fabrication facility in Vernal, Utah, where we manufacture solutions for the drilling industry, as well as customers’ custom products. We also operate a repair facility in Dubai. Our headquarters are also located in Vernal, Utah.

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

These condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022, and the related footnote disclosures included herein, are unaudited. The preparation of financial statements in conformity with GAAP requires the use of management’s estimates. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations expected for the year ended December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2022 and 2021 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”).

Significant Accounting Policies

The Company’s accounting policies are set forth in Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC. There were no significant updates or revisions to our accounting policies during the three or nine months ended September 30, 2023.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326)” (“ASU 2016-13”) and in April 2019, the FASB issued ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”) (collectively, the “CECL Standard”). These updates change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value. The CECL Standard replaces the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost. The CECL Standard requires entities to record allowances for held-to-maturity and available-for-sale debt securities that is deducted from the carrying amount of the assets to present the net carrying value at the amounts expected to be collected on the assets. All assets subject to the CECL Standard, with few exceptions, will be subject to these allowances rather than only those assets where a loss is deemed probable under the other-than-temporary impairment model. Effective January 1, 2023, the Company adopted the standard using the prospective method with no impact to condensed consolidated financial statements.

Concentrations of Credit Risk

The Company has two significant customers that represented 85% and 89% of its revenue for the nine months ended September 30, 2023 and 2022, respectively. These customers had approximately $2,145,000 and $2,741,000 in accounts receivable as of September 30, 2023 and December 31, 2022, respectively.

The Company had two vendors that represented 14% and 12% of its purchases for each of the nine months ended September 30, 2023 and 2002, respectively. For these vendors, the Company had approximately $608,000 and $0 in accounts payable as of September 30, 2023 and December 31, 2022, respectively.

Superior Drilling Products, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Cash and Restricted Cash

Cash and restricted cash were comprised of the following:

	September 30, 2023	December 31, 2022
Cash	$4,104,958	$2,158,025
Restricted cash	209,716	-
Cash and restricted cash	$4,314,674	$2,158,025

2. REVENUE

Disaggregation of Revenue

The following table presents revenue disaggregated by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Tool revenue:
Tool and product sales	$684,000	$892,300	$2,830,380	$2,183,800
Tool rental	582,788	549,931	2,444,757	1,454,806
Other related revenue	1,989,246	1,900,996	5,787,447	5,365,449
Total tool revenue	3,256,034	3,343,227	11,062,584	9,004,055
Contract services	1,796,169	1,829,318	5,638,182	4,839,497
Total revenue	$5,052,203	$5,172,545	$16,700,766	$13,843,552

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606.

Contract Costs

We did not incur any material costs of obtaining contracts.

3. INVENTORIES

Inventories were comprised of the following:

	September 30, 2023	December 31, 2022
Raw material	$1,937,937	$1,334,669
Work in progress	733,226	168,214
Finished goods	547,870	578,377
Total inventories	$3,219,033	$2,081,260

Superior Drilling Products, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

4. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment was comprised of the following:

	September 30, 2023	December 31, 2022
Land	$880,416	$880,416
Buildings	4,773,137	4,764,441
Leasehold improvements	983,668	755,039
Machinery, equipment, and rental tools	17,775,040	14,546,060
Office equipment, fixtures and software	628,358	628,358
Transportation assets	265,760	265,760
Property, plant and equipment, gross	25,306,379	21,840,074
Accumulated depreciation	(14,206,894)	(13,263,223)
Total property, plant and equipment, net	$11,099,485	$8,576,851

Depreciation expense related to property, plant and equipment for the three months ended September 30, 2023 and 2022 was $337,653 and $321,106, respectively. Depreciation expense related to property, plant and equipment for the nine months ended September 30, 2023 and 2022 was $943,671 and $1,051,151 respectively.

5. INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	September 30, 2023	December 31, 2022
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Less: accumulated amortization	(14,900,000)	(14,830,556)
Total intangible assets, net	$-	$69,444

Amortization expense related to intangible assets for the three months ended September 30, 2023 and 2022 was $0 and $41,667, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2023 and 2022 was $69,444 and $125,000, respectively.

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

On March 31, 2023, the Company entered into a fourth amended and restated loan agreement and note with Tronco to extend the maturity date of the principal to March 31, 2033. As amended, the interest rate on the note is fixed at 2.8% per annum and provides for principal and accrued interest payments in the amount of $750,000 annually on March 31, 2024 through 2032, with the balance of all remaining outstanding principal and accrued interest due on March 31, 2033. In the event the average closing price for the Company’s common stock for 10 consecutive trading days is equal to or greater than $3.00 per share, Tronco shall pay fifty percent of the then outstanding principal balance together with all accrued, unpaid interest within ten days of the date on which the 10-day trading average first equals or exceeds $3.00. In the event the average closing price for 10 consecutive trading days is $4.00 per share or greater, Tronco shall pay the entire outstanding principal balance together with all accrued, unpaid interest within ten (10) days of the date on which the 10-day average first equals or exceeds $4.00. In addition, in the event of a sale of all or substantially all of the assets or a controlling equity interest in the Company, Tronco and the Meiers must utilize the proceeds received from such sale to pay the entire outstanding principal balance on the note receivable together with all accrued, unpaid interest. On March 24, 2023, there was a principal and interest payment of $350,262 which was reflected as a recovery of related party note receivable in other income and expense on the condensed consolidated statements of operations. The Tronco note balance, including accrued interest, was approximately $6,675,000 and $6,884,000 as of September 30, 2023 and December 31, 2022, respectively, which is fully reserved.

Superior Drilling Products, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

7. LONG-TERM DEBT

Long-term debt is comprised of the following:

	September 30, 2023	December 31, 2022
Loan Agreement	$1,585,665	$-
Credit Agreement	-	813,713
Machinery loans	558,804	664,674
Transportation loan	10,328	20,027
Insurance loan	301,513	156,949
	2,456,310	1,655,363
Less: Current portion of long-term debt, net of discount and debt issuance costs	(753,334)	(1,125,864)
Total long-term debt, net of current portion, net of discount and debt issuance costs	$1,702,976	$529,499

Loan Agreement

On July 28, 2023, the Company entered into a Loan Agreement (the “Loan Agreement”) among Vast Bank, National Association, as lender (the “Lender”), and various subsidiaries of the Company as guarantors (the “Guarantors”).

The Loan Agreement provides for loans through the following facilities (collectively, the “Loans”):

●	Revolving Line: The lesser of $750,000 or the borrowing base, which is currently 50% of eligible inventory as calculated under the Loan Agreement (“Revolving Line”), which matures on July 28, 2025.

●	Term Loan: $1,719,200 term loan (the “Term Loan”), which matures on July 28, 2028.

The interest rate per annum applicable to the Revolving Line is the greater of (a) Prime plus 1.00% and (b) 7.50%, which was 9.50% at September 30, 2023. The interest rate per annum applicable to the Term Loan is 8.18%. Payments of principal and interest monthly on the Term Loan, and interest only on the Revolving Line, commenced on August 28, 2023. The balance of principal and interest on both Loans will be due upon maturity, if not sooner repaid. The Company may prepay and/or repay the Loans, in whole or in part, at any time without premium or penalty, subject to certain conditions. The balance of the Revolving Line and Term Loan totaled approximately $0 and $1,673,000 as of September 30, 2023, respectively.

The Loan Agreement contains customary covenants limiting, among other things, the incurrence of additional indebtedness, the creation of liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other payments in respect of equity interests, acquisitions, investments, loans and guarantees, subject, in each case, to customary exceptions, thresholds and baskets. The Loan Agreement also includes certain financial covenants which include a current assets/liabilities ratio, a debt service coverage ratio and a leverage ratio, as defined in the Loan Agreement. The Loan Agreement also contains customary events of default. As of September 30, 2023, the Company was in compliance with all covenants.

The Company’s obligations under the Loan Agreement are guaranteed by the Guarantors, and the obligations of the Company and any Guarantors are secured by a perfected first priority security interest in substantially all of the existing and future personal property of the Company and each Guarantor, subject to certain exceptions as noted in the Loan Agreement.

Superior Drilling Products, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Credit Agreement

In February 2019, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Austin Financial Services, Inc. (“AFS”). The Credit Agreement provides a $4,300,000 credit facility, which includes a $800,000 term loan and a $3,500,000 line of credit. The Credit Agreement originally was to mature on February 20, 2023, but it was renewed to February 20, 2024. The Credit Agreement was fully repaid in July 2023 using proceeds from the Loan Agreement.

Machinery Loans

The Company financed the purchase of machinery and equipment through various loans. The outstanding loans have interest rates ranging from 5.50% to 5.94%, and repayment terms of 48-60 months. The balance of the machinery loans totaled approximately $559,000 and $665,000 as of September 30, 2023 and December 31, 2022, respectively.

Transportation Loan

The Company financed the purchase of a vehicle with a loan agreement. The term of the loan is 60 months and matures in June 2024. The interest rate of the loan is 6.99%. The loan is collateralized by the vehicle.

Insurance Loan

The Company financed insurance premiums with loan agreements . The term of the loans are 10 months and mature in March 2024 and July 2024. The interest rate of the loans are 7.08% and 7.53%. The balance of the insurance loans totaled approximately $302,000 and $157,000 as of September 30, 2023 and December 31, 2022, respectively.

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

The Company received cash of $1,622,106, retired real estate debt of $2,638,773 and recorded a financing obligation liability of $4,260,879 related to the transaction. There was no gain recorded since sale accounting was precluded. The financing obligation has an implied interest rate of 6.0%. At the conclusion of the fifteen-year lease period, the financing obligation residual is estimated to be $2,188,710, which corresponds to the carrying value of the property. The Company paid $55,121 and $48,455 of principal during the nine months ended September 30, 2023 and 2022, respectively.

The outstanding balance of the financing obligation liability is summarized below:

	September 30, 2023	December 31, 2022
Financing obligation for sale-leaseback transaction	$4,057,537	$4,112,658
Current principal portion of finance obligation	(81,259)	(74,636)
Non-current portion of financing obligation	$3,976,278	$4,038,022

Superior Drilling Products, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

9. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit, asserting that Stabil Drill Specialties, LLC’s (“Stabil Drill”) SmoothboreTM Eccentric Reamer infringes several patents of Extreme Technologies, LLC (one of our subsidiaries) on our patented Drill-N-Ream® well bore conditioning tool. This lawsuit is pending in the United States District Court for the Southern District of Texas, Houston Division. On May 12, 2021, the Court denied Stabil Drill’s motion for summary judgment of non-infringement. On May 23, 2022, the Court issued its Order on Claim Construction of the patents, adopting Extreme Technologies’ proffered interpretation on the disputed claim terms. On October 12, 2022, the Court granted Extreme’s motion for leave to add its exclusive licensee Hard Rock Solutions, LLC, as a necessary party and co-plaintiff. On February 13, 2023, the lawsuit was reassigned to United States District Judge Drew B. Tipton and United States Magistrate Judge Peter Bray. On August 29, 2023, Judge Tipton granted Extreme’s and Hard Rock’s motion for summary judgment striking Stabil Drill’s patent invalidity affirmative defenses. Discovery ended on August 31, 2021, and the parties have fully briefed dispositive and Daubert motions. The parties are preparing this case for trial and expect a jury trial setting in early spring of 2024.

We are not currently involved in any other litigation.

Disgorgement of short-swing profits

Star Equity Holdings entered into purchases and sales of securities of Superior Drilling Products, Inc. that resulted in short-swing profits under Section 16(b) of the Exchange Act. The disgorgement statutory profits in the amount of $198,895 were received by the Company in September 2023.

10. EARNINGS PER SHARE

Basic and diluted earnings (loss) per share of common stock have been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$13,839	$638,732	$1,850,225	$732,060
Denominator:
Weighted average shares of common stock outstanding - basic	29,895,347	28,845,456	29,409,602	28,440,722
Effect of dilutive options	69,798	10,000	69,798	10,000
Weighted average shares of common stock outstanding - diluted	29,965,145	28,855,456	29,479,400	28,450,722

Earnings per common share – basic	$0.00	$0.02	$0.06	$0.03
Earnings per common share - diluted	$0.00	$0.02	$0.06	$0.03

11. LEASES

The Company leases certain facilities in Utah and Dubai under long-term operating leases with lease terms of one year to three years. One new lease agreement, in Utah, was entered into on January 1, 2023 for three years. The operating lease expense was approximately $63,483 and $52,749 for the three months ended September 30, 2023 and 2022, respectively, and $189,320 and $77,791 for the nine months ended September 30, 2023 and 2022, respectively.

Other information related to operating leases:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$237,129	$194,194
Weighted average remaining lease-term (in years)	2.19	3.11
Weighted average discount rate	7.25%	7.25%

Superior Drilling Products, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

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

Our operating segments are not evaluated using asset information.

The following table summarizes information about our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
North America	$4,469,415	$4,622,614	$14,269,529	$12,388,746
International	582,788	549,931	2,431,237	1,454,806
Total revenue	$5,052,203	$5,172,545	$16,700,766	$13,843,552

Operating income:
North America	$3,090,249	$2,491,559	$9,532,896	$6,717,159
International	(379,498)	87,067	(102,432)	(165,035)
Corporate costs, unallocated	(2,584,732)	(1,722,780)	(7,380,752)	(5,263,698)
Total operating income	$126,019	$855,846	$2,049,712	$1,288,426

North America revenue includes revenue from customers in Mexico totaling approximately $16,000 and $59,000 for the three months ended September 30, 2023 and 2022, respectively, and approximately $46,000 and $59,000 for the nine months ended September 30, 2023 and 2022, respectively. The remainder of the North America revenue was derived from customers in the United States of America.

Information about products and services

See Note 2 – Revenue

13. TRANSFER OF FINANCIAL ASSETS

In connection with entering into the Loan Agreement, the Company entered into Business Manager Agreements for the purchase by the Lender of certain domestic and international accounts receivable of the Company. The face amount of the accounts under each agreement that may be purchased cannot exceed $2,500,000 under the domestic agreement and $2,000,000 under the international agreement. The service charge associated with the purchases is 1.25% under the domestic agreement and 2.0% under the international agreement. There are additional charges if accounts are not paid within 45 days. The Business Manager Agreements include recourse arrangements, which require the Company to repurchase transferred accounts receivable that remain unpaid for a specified period of time. The accounts are secured by a security interest in the accounts receivable in all of the Company’s present and after-acquired accounts receivable of the customers as defined in the agreements.

Superior Drilling Products, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Generally, at the transfer date, the Company receives cash equal to 90% of the value of the sold domestic accounts receivable and 60% of the value of the sold international accounts receivable, less the service charge. The remaining balance is held back as a reserve. The reserve balance is carried at fair value, which is remeasured monthly to take into account activity during the period (the Company’s interest in newly-transferred receivables and collections on previously transferred receivables), as well as changes in estimates of future interest rates and anticipated credit losses. Fluctuations in interest rates and revised estimates of credit losses were zero as of September 30, 2023. The carrying amount of the reserve was $209,716 as of September 30, 2023 and is classified within cash and restricted cash on the condensed consolidated balance sheet.

The Company accounts for trade receivable transfers as sales and derecognizes the sold receivables from the condensed consolidated balance sheets. During both the three and nine months ended September 30, 2023, the Company sold receivables to the Lender having an aggregate face value of $2,354,306 in exchange for cash proceeds of $2,168,652. Cash received from the selling of receivables are presented as a change in trade receivables within the operating activities section of the condensed consolidated statements of cash flows. Service fees for the period totaled $41,491, which are initially recorded as prepaids in the condensed consolidated balance sheets and amortized over 45 days. The Company recognized expense of $36,401 related to the service fees for both the three and nine months ended September 30, 2023, which is included in interest expense in the condensed consolidated statements of operations. The outstanding principal amount of the receivables sold under this facility amounted to $1,110,021 as of September 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Superior Drilling Products, Inc. is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling industry. Our headquarters and manufacturing operations are located in Vernal, Utah and we operate a repair facility in Dubai. We design, manufacture, repair and sell or rent our drilling solutions which include the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool” or “DNR”) and the patented Strider™ Drill String Oscillation System technology (“Strider technology” or “Strider”). In addition, the Company is a refurbisher of PDC (polycrystalline diamond compact) drill bits primarily for leading oil field services companies. In our state-of-the-art drill tool fabrication facility, we also design and manufacture custom products for our customers.

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

In May 2023, we engaged Piper Sandler & Co. as our financial advisor to investigate a range of strategic alternatives with the intent to maximize shareholder value. We have not set a timetable for the conclusion of our review of potential alternatives.

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

The Israel conflict – We have not been directly impacted by the Israel-Hamas conflict. However, the historic volatility in the Middle East, including as a result of recent events in Israel and Gaza, may result in political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenue.

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

The total U.S. rig count as reported by Baker Hughes as of September 30, 2023 was 623 rigs, a decrease of 142 rigs from the rig count as of September 30, 2022. Our North American tool revenue is closely correlated to rig count.

The Middle East market began to improve during 2022 after a slow rebound from the COVID-19 impact, and continues to improve through early-2023. Effective Q1 2023 through Q3 2023 the Middle East market has been flat and total rig count in that region was 327 as of September 30, 2023, compared with 308 at the same time last year.

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

Other income (expense), net is comprised primarily of interest expense and recovery of a fully reserved related party note receivable.

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Revenue
Tool Revenue	$3,256,034	64%	$3,343,227	65%	$11,062,584	66%	$9,004,055	65%
Contract Services	1,796,169	36%	1,829,318	35%	5,638,182	34%	4,839,497	35%
Total Revenue	5,052,203	100%	5,172,545	100%	16,700,766	100%	13,843,552	100%
Operating cost and expenses
Cost of revenue	2,003,791	40%	2,230,705	43%	6,256,918	38%	6,114,705	44%
Selling, general, and administrative expenses	2,584,740	51%	1,723,221	33%	7,381,020	44%	5,264,270	38%
Depreciation and amortization expense	337,653	7%	362,773	7%	1,013,116	6%	1,176,151	8%
Total operating cost and expenses	4,926,184	98%	4,316,699	83%	14,651,054	88%	12,555,126	91%
Operating income	126,019	2%	855,846	17%	2,049,712	13%	1,288,426	9%
Other income (expense)	(35,319)	(1)%	(172,945)	(3)%	61,640	0%	(448,514)	(3)%
Income (loss) before income taxes	90,700	2%	682,901	13%	2,111,352	13%	839,912	6%
Income tax expense	(76,861)	(2)%	(44,169)	(1)%	(261,127)	(2)%	(107,852)	(1)%
Net income (loss)	$13,839	0%	$638,732	12%	$1,850,225	11%	$732,060	5%

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue

Our revenue decreased approximately $120,000 or 2.3%. The change was driven by an $87,000 decrease in tool revenue primarily due to the timing impact of when new tools were purchased by the Company’s distributor in the U.S. and by a $33,000 decrease in contract services revenue, primarily due a decline in third party work.

Operating Costs and Expenses

Cost of Revenue

Cost of revenue decreased approximately $227,000 or 10.2%. Cost savings were realized due to favorable product mix resulting from lower low margin third party machine shop revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $862,000, or 50.0%. The change was the result of increased international payroll costs with the hiring of four additional technical sales and business development personnel and increased intellectual property related legal fees.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased approximately $25,000, or 6.9%. The decrease was primarily due to a portion of the intellectual property intangible balance that reached its full amortization and a decrease in depreciation expense due to assets becoming fully depreciated.

Other Income (Expenses)

Disgorgement of short-swing profits

Star Equity Holdings entered into purchases and sales of securities of Superior Drilling Products, Inc. that resulted in short-swing profits under Section 16(b) of the Exchange Act. The disgorgement statutory profits in the amount of $198,895 were received by the Company in September 2023.

Line of Credit termination fee

On July 28, 2023, the Company terminated a line of credit with Austin Financial Services, Inc. (“AFS”), which resulted in a termination fee of $43,000.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenue

Revenue increased approximately $2,857,000 or 20.6%. The increase was driven by an approximately $2,058,000, increase in tool revenue reflecting an increase in DNR tool sales of approximately $647,000 and an increase of approximately $990,000 from the expansion of our business in the Middle East. Contract services revenue increased by approximately $799,000, primarily due to higher PDC bit refurbishment demand and a tool price increase implemented in the second half of 2022.

Operating Costs and Expenses

Cost of Revenue

Cost of revenue increased approximately $142,000 or 2.3%. The increase was driven by higher sales volume. As a percent of revenue, costs declined 6 points to 38% of revenue due to improved overhead absorption on higher volume, a favorable product mix and efficiencies in manufacturing, which more than offset higher payroll costs, additional facility expenses and higher tool repair costs associated expansion of our international business.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $2,117,000 or 40.2%. Higher costs reflect the expansion of our Middle East operations included staffing with four additional technical sales and business development personnel as well as increased intellectual property related legal fees. Legal fees during the nine months ending September 30, 2023 were approximately $1,087,000. Legal fees could increase further as we pursue the patent infringement lawsuit discussed in Note 9 – Commitments and Contingencies of the notes to condensed consolidated financial statements within this Quarterly Report on Form 10-Q.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased approximately $163,000 or 13.9%. The decrease was primarily due to a portion of the intellectual property intangible balance that reached its full amortization and a decrease in depreciation expense due to assets becoming fully depreciated.

Other Income (Expenses)

Recovery of related party note receivable

Recovery of related party note receivable increased approximately $350,000 or 100%, reflecting a principal and interest payment applied to the fully reserved related party note receivable. No payment was received in the prior-year period. See Note 6 – Related Party Receivable of the notes to condensed consolidated financial statements within this Quarterly Report on Form 10-Q.

Disgorgement of short-swing profits

Star Equity Holdings entered into purchases and sales of securities of Superior Drilling Products, Inc. that resulted in short-swing profits under Section 16(b) of the Exchange Act. The disgorgement statutory profits in the amount of $198,895 were received by the Company in September 2023.

Line of Credit termination fee

On July 28, 2023, the Company terminated a line of credit with Austin Financial Services, Inc. (“AFS”), which resulted in a termination fee of $43,000.

Liquidity and Capital Resources

At September 30, 2023, we had working capital of approximately $5,516,000, an improvement of $1,451,000 from September 30, 2022. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include managing our operating costs and capital spending to reflect revenue trends, accelerating collections of international receivables, and controlling our working capital and debt to enhance liquidity.

Loan Agreement

We have a Loan Agreement among Vast Bank, National Association, as lender, and various subsidiaries of the Company as guarantors.

The Loan Agreement provides for loans through the following facilities:

●	Revolving Line: The lesser of $750,000 or the borrowing base, which is as of a date is 50% of eligible inventory as calculated under the Loan Agreement, which matures on July 28, 2025. The outstanding balance on this line as of September 30, 2023 was zero.

●	Term Loan: $1,719,200 term loan, which matures on July 28, 2028. The outstanding balance as of September 30, 2023 was $1,673,029.

For more details of the terms of the Loan Agreement, see Note 7 – Long-Term Debt of the notes to condensed consolidated financial statements within this Quarterly Report on Form 10-Q.

Business Manager Agreements

In connection with entering into the Loan Agreement, the Company entered into Business Manager Agreements for the purchase by Vast Bank, National Association of certain domestic and international accounts receivable of the Company. The face amount of the accounts under each agreement that may be purchased cannot exceed $2,500,000 under the domestic agreement and $2,000,000 under the international agreement. The service charge associated with the purchases is 1.25% under the domestic agreement and 2.0% under the international agreement. There are additional charges if accounts are not paid within 45 days. The Business Manager Agreements include recourse arrangements, which require the Company to repurchase transferred accounts receivable that remain unpaid for a specified period of time. The accounts are secured by a security interest in the accounts receivable in all of the Company’s present and after-acquired accounts receivable of the customers as defined in the agreements.

Generally, at the transfer date, the Company receives cash equal to 90% of the value of the sold domestic accounts receivable and 60% of the value of the sold international accounts receivable, less the service charge. The remaining balance is held back as a reserve. The reserve balance is carried at fair value, which is remeasured monthly to take into account activity during the period (the Company’s interest in newly-transferred receivables and collections on previously transferred receivables), as well as changes in estimates of future interest rates and anticipated credit losses. Fluctuations in interest rates and revised estimates of credit losses were zero as of September 30, 2023. The carrying amount of the reserve was $209,716 as of September 30, 2023 and is classified within cash and restricted cash on the condensed consolidated balance sheet.

During both the three and nine months ended September 30, 2023, the Company sold receivables having an aggregate face value of $2,354,306 in exchange for cash proceeds of $2,168,652. Service fees for the period totaled $41,491, which are initially recorded as prepaids in the condensed consolidated balance sheets and amortized over 45 days. The Company recognized expense of $36,401 related to the service fees for both the three and nine months ended September 30, 2023, which is included in interest expense in the condensed consolidated statements of operations. The outstanding principal amount of the receivables sold under this facility amounted to $1,110,021 as of September 30, 2023.

Credit Agreement

We had a Loan and Security Agreement with Austin Financial Services, Inc. (“AFS”) (the “Credit Agreement”). The Credit Agreement provided a $4,300,000 credit facility, which included a $800,000 term loan and a $3,500,000 line of credit. The Credit Agreement originally was to mature on February 20, 2023, but it was renewed to February 20, 2024. The Credit Agreement was fully repaid in July 2023 using proceeds from the Loan Agreement.

For more details of the terms of the Credit Agreement, see Note 7 – Long-Term Debt of the notes to condensed consolidated financial statements within this Quarterly Report on Form 10-Q.

Financing Obligation Liability

We have a financing obligation liability related to a failed sale-leaseback transaction. The balance of the financing obligation was approximately $4,058,000 as of September 30, 2023.

For more details on the terms of this transaction, see Note 8 – Financing Obligation Liability of the notes to condensed consolidated financial statements within this Quarterly Report on Form 10-Q.

Machinery Loans

The Company financed the purchase of machinery and equipment in July 2022. The term of the loan is 60 months and matures in July 2027. The loan has an interest rate of 5.50%. The balance of the machinery loans totaled approximately $559,000 as of September 30, 2023.

Cash Flow

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$4,184,025	$1,336,573
Net cash used in investing activities	(2,773,508)	(2,600,902)
Net cash provided by financing activities	746,132	488,983
Net change in cash and restricted cash	$2,156,649	$(775,346)

Operating Cash Flows

For the nine months ended September 30, 2023, net cash provided by operating activities was approximately $4,184,000. The Company had approximately $1,850,000 of net income, $1,866,000 of non-cash expenses, and improved working capital changes which netted $468,000.

For the nine months ended September 30, 2022, net cash provided by operating activities was approximately $1,337,000. The Company had approximately $732,000 of net income, $1,882,000 of non-cash expenses, offset by approximately $1,278,000 net decrease in working capital accounts.

Investing Cash Flows

For the nine months ended September 30, 2023, net cash used in investing activities was approximately $2,774,000, primarily related to purchases of property, plant and equipment, offset by approximately $350,000 related to proceeds from recovery of the Tronco note receivable. The investment in property, plant and equipment represents an increase in the DNR Middle East rental tool fleet, the expansion of capacity to refurbish a second customer’s PDC bits in the U.S. and in establishing a facility to repair the Company’s DNR tools in the Middle East. The Company expects this will allow it to add new customers, decrease international tool repair costs, and expand potential new product lines.

For the nine months ended September 30, 2022, net cash used in investing activities was approximately $2,601,000, related to purchases of property, plant and equipment, which included additions to the DNR Middle East rental fleet and an additional CNC machine.

Financing Cash Flows

For the nine months ended September 30, 2023, net cash provided by financing activities was approximately $746,000, primarily related to net proceeds from the Loan Agreement of approximately $2,901,000, offset by payoff of the Credit Facility of approximately $2,071,000 and cash paid for deferred loan costs of approximately $90,000.

For the nine months ended September 30, 2022, net cash used in financing activities was approximately $489,000, primarily related to principal payments on debt of approximately $508,146, offset by proceeds from debt borrowings of approximately $997,134. SDPI entered into a financing contract with Mazak Corporation during 2022 for the purchase of a CNC machining center.

Off Balance Sheet Arrangements

The Company had no off balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from those disclosed on our Annual Report on Form 10-K for the year ended December 31, 2022. Please refer to information regarding our critical accounting policies and estimates included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit, asserting that Stabil Drill Specialties, LLC’s (“Stabil Drill”) SmoothboreTM Eccentric Reamer infringes several patents of Extreme Technologies, LLC (one of our subsidiaries) on our patented Drill-N-Ream® well bore conditioning tool. This lawsuit is pending in the United States District Court for the Southern District of Texas, Houston Division. On May 12, 2021, the Court denied Stabil Drill’s motion for summary judgment of non-infringement. On May 23, 2022, the Court issued its Order on Claim Construction of the patents, adopting Extreme Technologies’ proffered interpretation on the disputed claim terms. On October 12, 2022, the Court granted Extreme’s motion for leave to add its exclusive licensee Hard Rock Solutions, LLC, as a necessary party and co-plaintiff. On February 13, 2023, the lawsuit was reassigned to United States District Judge Drew B. Tipton and United States Magistrate Judge Peter Bray. On August 29, 2023, Judge Tipton granted Extreme’s and Hard Rock’s motion for summary judgment striking Stabil Drill’s patent invalidity affirmative defenses. Discovery ended on August 31, 2021, and the parties have fully briefed dispositive and Daubert motions. The parties are preparing this case for trial and expect a jury trial setting in early spring of 2024.

Item 1A. Risk Factors

A terrorist attack or armed conflict could harm our business.

Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States or other countries may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. The events in Russia and surrounding areas and the historic volatility in the Middle East, including as a result of recent events in Israel and Gaza, may result in political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenue. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

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

SUPERIOR DRILLING PRODUCTS, INC.

November 13, 2023	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer (Principal Executive Officer)

November 13, 2023	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

November 13, 2023	By:	/s/ ANNETTE MEIER
Annette Meier, President, Chief Operating Officer and Director

November 13, 2023	By:	/s/ JAMES LINES
James Lines, Director

November 13, 2023	By:	/s/ ROBERT IVERSEN
Robert Iversen, Director

November 13, 2023	By:	/s/ MICHAEL RONCA
Michael Ronca, Director

