Form 10-K
period 2023-12-31
Superior Drilling Products, Inc.
filed 2024-03-15
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $13,340,466 based on the closing market price of $1.23 per share. Shares of common stock held by executive officers and directors of the registrant are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its executive officers and directors to be affiliates.

The registrant had 30,391,240 shares of its common stock issued and outstanding on March 15, 2024.

Documents incorporated by reference: NONE.

SUPERIOR DRILLING PRODUCTS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in all parts of this document that are not historical facts are forward-looking statements that involve risks and uncertainties that are beyond the control of Superior Drilling Products, Inc. (the “Company” or “SDPI”). You can identify the Company’s forward-looking statements by the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions, or by the Company’s discussion of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. The forward-looking statements contained in or incorporated by reference into this Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control, including:

●	the volatility of oil and natural gas prices;

●	the cyclical nature of the oil and gas industry;

●	our reliance on significant customers;

●	the risk in implanting strategic options as recommended by Piper Sandler

●	consolidation within our customers’ industries;

●	competitive products and pricing pressures;

●	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries, specifically the Middle East region and Eastern Europe;

●	our ability to develop and commercialize new and/or innovative drilling and completion tool technologies;

●	fluctuations in our operating results;

●	our dependence on key personnel;

●	costs and availability of raw materials;

●	our dependence on third party suppliers;

●	unforeseen risks in our manufacturing processes;

●	the need for skilled workers;

●	availability of financing and access to capital markets;

●	our ability to successfully manage our growth strategy;

●	unanticipated risks associated with, and our ability to integrate, acquisitions;

●	our expectations regarding the reconsideration of strategic alternatives in the event a transaction is not completed;

●	the potential impact of the coronavirus, variants of the coronavirus or other major health crises on our business and results of operations, including the impact to our supply chain;

●	terrorist threats or acts, war and civil disturbances;

●	our ability to protect our intellectual property;

●	impact of environmental matters, including future environmental regulations;

●	implementing and complying with safety policies;

●	breaches of security in our information systems and other cybersecurity risks;

●	related party transactions with our founders; and

●	risks associated with our common stock.

Many of these factors are beyond our ability to control or predict. These factors are not intended to represent a complete list of the general or specific factors that may affect us. The events in Russia and surrounding areas may result in political instability and may add a potential risk.

In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Item 1A. Risk Factors” included elsewhere in this Annual Report and in the documents that we include as exhibits to this Annual Report, and our subsequent SEC filings. All forward-looking statements speak only as of the date they are made. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I

ITEM 1. BUSINESS

Our Company

Superior Drilling Products, Inc. (the “Company”, “SDPI”, “we”, “our” or “us”) is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling industry. Our drilling solutions include the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool”) and the patented Strider™ Drill String Oscillation System technology (“Strider technology” or “Strider”). In addition, the Company is a manufacturer and refurbisher of PDC (polycrystalline diamond compact) drill bits for leading oil field services companies. We operate a state-of-the-art drill tool fabrication facility in Vernal, Utah, where we manufacture solutions for the drilling industry, as well as customers’ custom products. Our headquarters are co-located in Vernal, Utah with our manufacturing operations. We also operate a repair facility in Dubai.

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

Global Market Conditions

Activity in the oil field is typically measured by rig counts. The oil and gas industry recovered from the significant fall off of activity with the global pandemic in March 2020 peaking in early 2023 to settle near current rig count levels. Total U.S. rig count as reported by Baker Hughes as of March 1, 2024 was 629 rigs, an increase of 7 rigs from the rig count as of December 31, 2023. The Middle East market began to improve during 2022 after a slow rebound from the impact of the global pandemic. Total rig count in that region as of the end of February 2024 was 349 rigs, compared with 327 rigs at the same time last year.

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

Baker Hughes: We have manufactured and refurbished PDC drill bits exclusively for Baker Hughes’s oilfield operations in the Rocky Mountain, California and Alaska regions as well as other areas as needed since 1996. In 2018, we re-negotiated our agreement with Baker Hughes whereby we now refurbish PDC bits for all of Baker Hughes’s U.S. geographic areas. In 2020, we further re-negotiated our agreement whereby we can now refurbish PDC bits for any PDC bit supplier. In addition to the bit refurbish work, we have added new blade manufacturing and blade repairs. We are currently in the process of renewing our contract, which expired April 4, 2022.

DTI: We have been working with DTI since 2016. DTI purchases our Drill-N-Ream tool for their rental tool business. We receive revenue from DTI for tool sales, tool repairs and a royalty fee based on tool usage. Pursuant to our original agreement, DTI was required to achieve certain market share requirements in order to maintain exclusive marketing rights for the Drill-N-Ream in the U.S. and Canada, both onshore and offshore. DTI did not achieve the defined market share goals in 2017 and, therefore, no longer has exclusive rights to market the Drill-N-Ream. As a result, the Company can work with other customers to expand the market reach of the Drill-N-Ream in the U.S. and Canada.

International: We are working with Weatherford, Odfjell Drilling, NESR, and Schlumberger to introduce and gain exposure of our Drill-N-Ream tool to large Middle East operators in Kuwait and Oman and we intend to expand sales into other Middle East countries as we execute our international expansion strategy.

Our Products

Drill-N-Ream Tool. The Drill-N-Ream tool is a dual-section wellbore conditioning tool which is located approximately 150 feet behind the bottom hole assembly, also known as BHA. Concurrently as the well bore is being drilled, the Drill-N-Ream tool conditions the well bore. It smooths and slightly enlarges the well drift in all sections of horizontal or directionally-drilled wells, in both oil and water-based mud. It reduces tortuosity resulting from the geo-steering drill bit, and the overcorrections and formation interactions that occur during directional drilling. With the well bore conditioned by the Drill-N-Ream, the drill string is then able to move through the conditioned well bore with less friction and stress which reduces power consumption and extends life of drill string.

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

We believe that the Drill-N-Ream tool’s rapid adoption and continued use by operators validates its effectiveness and industry acceptance. We observe that leading operators have begun to standardize their drilling assembly with a Drill-N-Ream tool. In addition, we understand that a number of end users have rented the Drill-N-Ream tool after first trying competitive products. We expect the above factors to support increasing interest in, and revenue from, the Drill-N-Ream tool over the next several years as more well operators’ reports of its effectiveness are transmitted through word-of-mouth by an increasing user base to other well operators globally.

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

We believe that our Strider technology is at the forefront of drill string tool technological development for horizontal drilling. We also believe our Strider technology offers significant advantages over our competitors’ drill string stimulation tools. We expect this technology to grow in the near term.

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

Seek strategic acquisitions to enhance or expand our product lines. While our focus is on organic growth, we may identify new technologies to add to our arsenal of tools for the exploration and production industry. In analyzing new acquisitions, we intend to pursue opportunities that complement our existing product line and/or that are geographically situated within our current market. We believe that strategic acquisitions will enable us to exploit economies of scale in the areas of finance, human resources, marketing, administration, information technology, and legal, while also providing cross-marketing opportunities among our drill tool product offerings. Effective May 2023, we engaged Piper Sandler to assist in the evaluation of strategic alternatives.

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

Research and development costs were approximately $765,000 for the year ended December 31, 2023, compared with $436,000 for the year ended December 31, 2022. Costs included in research and development include payroll for engineers, materials for the Strider technology, and third-party engineering costs. Research and development costs represented less than approximately 4% and 2% of our revenue for the years ended December 31, 2023 and 2022, respectively. Legal costs relating to our patents are not included in research and development costs.

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

Suppliers and Raw Materials

We acquire supplies, component parts, products and raw materials from suppliers, including steel suppliers, foundries, forge shops and original equipment manufacturers. The prices we pay for our raw materials may be affected by, among other things, energy, industrial diamond, steel and other commodity prices, tariffs and duties on imported materials and foreign currency exchange rates. Certain of our component parts, products or specific raw materials are only available from a limited number of suppliers. Costs have increased from impacts of inflation and supply chain constraints.

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

Proprietary Rights

We rely primarily on a combination of patent, trade secret, copyright and trademark laws, confidential procedures, and other intellectual property protection methods to protect our proprietary technology. The Company currently has U.S. patent applications pending, and related international patent applications pending as co-inventor, and individually with respect to the Strider technology and other pending drilling tools. There is no assurance that our patent applications will result in issued patents, that the existing patents or that any future patents issued to us will provide any competitive advantages for their products or technology, or that, if challenged, the patents issued to us will be held valid and enforceable. Despite our precautions, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Existing intellectual property laws afford only limited protection and policing violations of such laws is difficult. The laws of certain countries in which our products are or may be used by our customers do not protect our products and intellectual property rights to the same extent as do the laws of the United States. There is no assurance that these protections will be adequate or that our competitors will not independently develop similar technology, gain access to our trade secrets or other proprietary information, or design around our patents.

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

Customers

Our customer concentration of revenue is dependent upon a limited number of customers. For the years ended December 31, 2023 and 2022, two customers represented 85% and 88% of our total revenue, respectively.

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

In addition, on January 20, 2021, the Biden Administration came into office and immediately issued a number of executive orders related to environmental matters that could affect our operations and those of our customers, including an Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” seeking to adopt new regulations and policies to address climate change and suspend, revise, or rescind, prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. The Biden Administration has also issued other orders that could ultimately affect our business and the business of our customers, such as the executive order rejoining the Paris Agreement, and could seek, in the future, to put into place additional executive orders, policy and regulatory reviews, and seek to have Congress pass legislation that could adversely affect the production of oil and gas assets and our operations and those of our customers. New legislation, regulations or international agreements in the future could result in increased costs to operate and maintain our facilities, capital expenditures to install new emission controls at our facilities, and costs to administer and manage any potential greenhouse gas emissions or carbon trading or tax programs. These costs and capital expenditures could be material. Although the Company has not incurred additional costs due to new policies to date, these developments could increase our costs, reduce the demand for crude oil and condensate, NGLs, and natural gas, and create delays in our obtaining air pollution permits for new or modified facilities. As of the end of 2023, there have been no costs or specific concerns to Superior Drilling Products, Inc.

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

Human Capital Resources

As of December 31, 2023, we had 75 full-time compared with 86 full-time employees as of December 31, 2022. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our relations with our employees to be good.

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

Our business depends upon the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration and development, drilling and production operations. The level of capital expenditures is generally dependent on the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including:

●	worldwide economic activity, including any impacts from the global pandemics;

●	worldwide or specific region turmoil affecting oil global oil supplies, including the impact of inflationary and/or recessionary factors and the Russia – Ukraine conflict;

●	the level of exploration and production activity;

●	interest rates and the cost of capital;

●	new tariffs by the United States or other countries;

●	environmental regulation;

●	federal, state and foreign policies regarding exploration and development of oil and gas;

●	the ability of OPEC to set and maintain production levels and pricing;

●	governmental regulations regarding future oil and gas exploration and production;

●	the cost of exploring and producing oil and gas;

●	the cost of developing alternative energy sources;

●	the availability, expiration date and price of leases;

●	the discovery rate of new oil and gas reserves;

●	the success of drilling for oil and gas in unconventional resource plays such as shale formations;

●	technological advances; and

●	weather conditions.

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

We had two large customers that comprised 85% of our total revenue in 2023 and 88% in 2022. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. If a major customer decided not to continue to use our services or has a significant reduction in its business, our revenue would decline, and our operating results and financial condition could be harmed. In addition, we are subject to credit risk due to the concentration of our customer base. Any increase in the non-payment of and non-performance by our counterparties, either as a result of changes in financial and economic conditions or otherwise, could have a material effect on our business, results of operations and financial condition and could adversely affect our liquidity.

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

At December 31, 2023, we had working capital of approximately $4,939,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include lowering our operating costs and capital spending to match revenue trends, managing our working capital and debt to enhance liquidity.

While we believe that our borrowing capacity and cash generated from operations will be sufficient to fund our operations for 2023, our operational and financial strategies include managing our operating costs, working capital and debt to enhance liquidity. We expect to be cash flow positive in 2024. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

Our Loan Agreement with Vast Bank provides a Revolving Line that allows us to borrow the lesser of $750,000 or the borrowing base, which is currently 50% of eligible inventory as calculated under the Loan Agreement.

If we are unable to make required payments under the Loan Agreement, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof, unless we are able to obtain, on a timely basis, a necessary waiver or amendment. Any waiver or amendment may require us to revise the terms of the Loan Agreement which could increase the cost of our borrowings, require the payment of additional fees, and adversely impact the results of our operations. Upon the occurrence of any event of default that is not waived, the lenders could elect to exercise any of their available remedies, which include the right to not lend any additional amounts or, in the event we have outstanding indebtedness under the Loan Agreement, to declare any outstanding indebtedness, together which any accrued interest and other fees, to be immediately due and payable. If we are unable to repay the outstanding indebtedness, if any, under the Loan Agreement when due, the lenders would be permitted to proceed against their collateral, and this could have a material adverse effect on our business and financial condition.

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

Should our growth strategy include acquiring other companies that complement our service offerings or broaden our technical capabilities and geographic presence, these transactions may not result in the anticipated realization of savings, creation of efficiencies, offering of new products or services, generation of cash or income or reduction of risk. In addition, acquisitions may be financed by borrowings, requiring us to incur debt, or by the issuance of our common stock. These transactions involve numerous risks, and we cannot ensure that:

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

On January 20, 2021, the Biden Administration came into office and immediately issued a number of executive orders related to environmental matters that could affect our operations and those of our customers, including an Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” seeking to adopt new regulations and policies to address climate change and suspend, revise, or rescind, prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. Among the areas that could be affected by the review are regulations addressing methane emissions and the part of the extraction process known as hydraulic fracturing. The Biden Administration has also issued other orders that could ultimately affect our business and the business of our customers, such as the executive order rejoining the Paris Agreement, and could seek, in the future, to put into place additional executive orders, policy and regulatory reviews, and seek to have Congress pass legislation that could adversely affect the production of oil and gas assets. However, the status of recent and future rules and rulemaking initiatives under the Biden Administration remains uncertain. As of the end of 2023, there have been no costs or specific concerns to Superior Drilling Products, Inc.

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

We have operations in the Middle East. Our International segment’s operations generated 15% and 11% of our revenue for the years ended December 31, 2023 and 2022, respectively. In general, the risk factors identified above also have relevance to our International operations. In addition, our International operations also expose us to other risks, including those related to, for example:

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

Currently, we are a “smaller reporting company,” meaning that our outstanding common stock held by non-affiliates had a market value of less than $250 million as of June 30, 2023. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in our SEC filings, including, being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

As long as we are substantially controlled by the Meiers, the ability of our shareholders to influence the outcome of matters will be limited.

The Meiers continue to own a substantial portion of our outstanding common stock and serve on our Board of Directors. As long as they have substantial voting control of our company, SDPI will not have the ability to take many stockholder actions, including the election or removal of directors, irrespective of the vote of, and without prior notice to, any other stockholder. As a result, the Meiers will have the ability to influence or control all matters affecting us, including:

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

We do not anticipate paying dividends on our common stock.

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

ITEM 1C. CYBERSECURITY

We face various cybersecurity threats that could adversely affect our business, financial condition, and results of operations. We have implemented processes and procedures to assess, identify, and manage these risks, as well as to respond to and mitigate the impact of any potential or actual cybersecurity incidents to our information systems and the information residing therein. Our processes for assessing and identifying cybersecurity risks include regular network security assessments, vulnerability scans, penetration tests, and audits of our information systems, as well as monitoring and analysis of network activity and threat intelligence. We engage third-party service providers to assist us with some of these activities. We also have processes to oversee and identify cybersecurity risks associated with our use of third-party service providers, such as conducting due diligence, reviewing contracts, and verifying compliance with security standards and best practices. Our cybersecurity risk management processes have been integrated into our enterprise risk framework, which identifies, aggregates, and evaluates risks across the enterprise. We identify our enterprise risks through each member of our management team, along with counsel from our internal auditors and attorneys and we present an assessment of our enterprise risks to our board of directors on an annual basis. Our information technology management plays an integral part in the identification and communication of cybersecurity risks to our management team.

Despite our efforts, there is the ever-present risk that our systems and/or data will suffer a successful cyber incident such as unauthorized access, use, disclosure, modification, or destruction by hackers, cybercriminals, state-sponsored actors, insiders, or other malicious actors. We have experienced attempts to compromise our systems and/or data. These attempts included phishing attacks, malware infections, and unauthorized access attempts. We do not believe that these attempts, if successful, would have resulted in a material adverse effect on our business, financial condition, or results of operations. We continue to be diligent in preventing, detecting, and responding to a cyber incident. However, we cannot guarantee that we will not suffer cybersecurity incidents in the future, which could result in:

●	Loss of or damage to our data, intellectual property, or other proprietary or confidential information;
●	Interruption or degradation of our operations, services, or systems availability;
●	Compromise or corruption of our data or systems integrity;
●	Reputational harm or loss of customer trust or confidence;
●	Legal liability, regulatory fines, penalties, or sanctions;
●	Remediation or mitigation costs, such as increased security expenditures, investigation expenses, or litigation fees;
●	Increased insurance premiums or difficulty in obtaining adequate insurance coverage; or
●	Other negative consequences.

Any of these outcomes could have a material adverse effect on our business, financial condition, or results of operations.

ITEM 2. PROPERTIES

The Company operates out of six buildings as part of its Vernal, Utah offices, which are used for manufacturing and executive offices. On December 7, 2020, the Company closed a sale-leaseback agreement for its headquarters and manufacturing facilities. Under the terms of the transaction, the Company sold the property for $4.5 million and simultaneously entered into a 15-year lease. Under the lease agreement, the Company has an option to extend the term of the lease and to repurchase the property. In 2022, the company entered into a five-year lease agreement for a building located in Vernal Utah. This location is used for manufacturing purposes. The Company’s management believes its current manufacturing facilities, executive offices, and its new repair center in the Middle East are sufficient for its current operations.

ITEM 3. LEGAL PROCEEDINGS

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit, asserting that Stabil Drill Specialties, LLC’s (“Stabil Drill”) SmoothboreTM Eccentric Reamer infringes several patents of Extreme Technologies, LLC (one of our subsidiaries) on our patented Drill-N-Ream® well bore conditioning tool. This lawsuit is pending in the United States District Court for the Southern District of Texas, Houston Division. On May 12, 2021, the Court denied Stabil Drill’s motion for summary judgment of non-infringement. On May 23, 2022, the Court issued its Order on Claim Construction of the patents, adopting Extreme Technologies’ proffered interpretation on the disputed claim terms. On October 12, 2022, the Court granted Extreme’s motion for leave to add its exclusive licensee Hard Rock Solutions, LLC, as a necessary party and co-plaintiff. On February 13, 2023, the lawsuit was reassigned to United States District Judge Drew B. Tipton and United States Magistrate Judge Peter Bray. On August 29, 2023, Judge Tipton granted Extreme’s and Hard Rock’s motion for summary judgment striking Stabil Drill’s patent invalidity affirmative defenses. Discovery ended on August 31, 2021, and the parties have fully briefed dispositive and Daubert motions. The parties are preparing this case for trial and expect a jury trial setting in summer of 2024.

We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Approximate Number of Equity Security Holders

As of March 15, 2024, 30,391,240 shares of the Company’s common stock were outstanding and held by 19 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealer or other nominees.

The Company’s common stock trades on the NYSE American market under the symbol “SDPI”.

Dividends

The Company does not presently pay dividends on its common stock. The Company intends for the foreseeable future to continue the policy of not paying dividends and retaining earnings, if any, to finance the development and growth of its business.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of restricted shares and securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	7,076,326	(1)	$1.11	306,486	(2)
Equity compensation plans not approved by security holders	-		-	-
Total as of December 31, 2023	7,076,326

(1)	Consists of 7,076,326 shares under the 2015 Employee Stock Incentive Plan.

(2)	Consists of 306,486 shares remaining available for future issuance under the 2015 Employee Stock Incentive Plan. The 2014 Employee Stock Incentive Plan was frozen by the Board of Directors such that no future grants of awards will be made and the 2014 Employee Stock Incentive Plan remains effective only with respect to awards outstanding as of June 15, 2015 until they expire according to their terms.

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

In addition, in December 2020, the Company successfully obtained ISO 9000 certification and is now qualified to bid on projects in industries outside oil and gas. We believe that with this certification, and our history of supplying high quality parts to research and development departments operating in the aerospace industry, we can effectively execute our industry diversification strategy. We continue to maintain this certification, comply with the yearly audits, and are currently certified for 2023-2024.

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

The total U.S. rig count as reported by Baker Hughes as of December 31, 2023 was 622 rigs, a decrease of 157 rigs from the rig count as of December 31, 2022.

The Middle East market began to improve during 2022 after a slow rebound from the COVID-19 impact. Total rig count in that region as of February 28, 2024 was 349 compared with 327 at the same time last year.

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

RESULTS OF OPERATIONS

The following table represents our consolidated statement of operations for the periods indicated:

	Year Ended December 31,
	2023		2022
Revenue
Tool Revenue	$13,560,612	65%	$12,351,944	65%
Contract Services	7,412,939	35%	6,745,743	35%
Total Revenue	20,973,551	100%	19,097,687	100%
Operating cost and expenses
Cost of revenue	8,195,501	39%	8,330,877	44%
Selling, general, and administrative expenses	9,643,647	46%	7,326,384	38%
Depreciation and amortization expense	1,357,438	6%	1,503,976	8%
Total operating cost and expenses	19,196,586	92%	17,161,237	90%
Operating income	1,776,965	9%	1,936,450	10%
Other income (expense)
Interest income	60,950	0%	26,675	0%
Interest expense	(689,449)	-3%	(572,624)	-3%
Recovery of related party note receivable	350,262	2%	-	0%
Impairment on asset held for sale	-	0%	(130,375)	-1%
Loss on disposition of assets	(70,664)	0%	-	0%
Loss on extinguishment of debt	(43,000)	0%	-	0%
Total other income (expense)	(391,901)	-2%	(676,324)	-4%
Income before income taxes	1,385,064	7%	1,260,126	7%
Income tax (expense)/benefit	6,050,981	29%	(194,969)	-1%
Net income	$7,436,045	35%	$1,065,157	6%

Comparison of the years ended December 31, 2023 and 2022

Revenue

Our revenue increased approximately $1,876,000, or 10%, for the year ended December 31, 2023 compared with the year ended December 31, 2022. The increase was driven by an approximately $1,209,000, or 10%, increase in tool revenue compared with the prior year reflecting the strong market share of the DNR in the U.S. and expansion of our business in the Middle East. Revenue in the Middle East contributed approximately $884,000, or approximately 73%, of the increase in tool revenue. Contract services revenue increased by $667,000, or 10%, over the prior year, primarily due to expansion of services for our major customer.

Operating Costs and Expenses

Cost of Revenue

Cost of revenue decreased approximately $135,000, or 2%, for the year ended December 31, 2023 compared with the year ended December 31, 2022. The decrease in cost was impacted by the utilization of capacity to build rental tools owned by us. Additional savings were obtained from lowering domestic headcount costs during the fourth quarter of 2023. International cost of revenue increased 20% due to higher costs in freight and travel. Increase in cost of revenue was driven by the increase in bit refurbishment.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $2,315,000, or 32%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was a result of higher payroll and benefits for building the Middle East team along with an increase in travel and increased legal fees pertaining to the patent infringement lawsuit. Patent infringement legal expenses increased approximately $600,000 in 2023 compared to 2022.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased approximately $147,000, or 10%, for the year ended December 31, 2023 compared with the year ended December 31, 2022. The decrease was due to intellectual property intangible reaching its full amortization.

Other Income (Expenses)

Interest Income

Interest income increased approximately $34,000, or 128%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was due to an increase in interest rates earned on the average cash balance held in interest bearing accounts.

Interest Expense

Interest expense increased approximately $ 117,000, or 20%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in interest expense was mainly due to a new term loan at 8.18% interest.

Recovery of related party note receivable

Recovery of related party note receivable was approximately $350,000 for the year ended December 31, 2023 pertaining to partial recovery of the related party note receivable (See Critical Accounting Policies and Estimates – Relates Party Note Receivable). There was no such recovery for the year ended December 31, 2022.

Impairment on Asset Held for Sale

There was no such impairment on asset held for sale for the year ended December 31, 2023. In December 2022, the Company entered into an agreement to sell certain equipment, which closed in January 2023. As such, management made adjustments to reflect the fair value of this equipment as of December 31, 2023.

Loss on Disposition of Assets

Loss on disposition of assets was $70,664 for the year ended December 31, 2023.

Liquidity and Capital Resources

At December 31, 2023, we had working capital of approximately $4,939,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include managing our operating costs and capital spending to reflect revenue trends, accelerating collections of international receivables, and controlling our working capital and debt to enhance liquidity. We will continue to work to grow revenue and manage costs and expect to be cash flow positive in 2024. If we are unable to do this, we may not be able to, among other things, (i) maintain our current general and administrative spending levels; (ii) fund certain obligations as they become due; and (iii) respond to competitive pressures or unanticipated capital requirements. We cannot provide any assurance that financing will be available to us in the future on acceptable terms.

Loan Agreement

On July 28, 2023, the Company entered into a Loan Agreement (the “Loan Agreement”) among Vast Bank, National Association, as lender (the “Lender”), and various subsidiaries of the Company as guarantors (the “Guarantors”).

The Loan Agreement provides for borrowings with the following facilities (collectively, the “Loans”):

●	Revolving Line: The lesser of $750,000 or the borrowing base, which is currently 50% of eligible inventory as calculated under the Loan Agreement (“Revolving Line”), which matures on July 28, 2025.

●	Term Loan: $1,719,200 term loan (the “Term Loan”), which matures on July 28, 2028.

The interest rate per annum applicable to the Revolving Line is the greater of (a) Prime plus 1.00% and (b) 7.50%, which was 8% at December 31, 2023. The interest rate per annum applicable to the Term Loan is 8.18%. Payments of principal and interest monthly on the Term Loan, and interest only on the Revolving Line, commenced on August 28, 2023. The balance of principal and interest on both Loans will be due upon maturity, if not sooner repaid. The Company may prepay and/or repay the Loans, in whole or in part, at any time without premium or penalty, subject to certain conditions. The balance of the Revolving Line and Term Loan totaled approximately $0 and $1,602,000 as of December 31, 2023, respectively.

The Loan Agreement contains customary covenants limiting, among other things, the incurrence of additional indebtedness, the creation of liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other payments in respect of equity interests, acquisitions, investments, loans and guarantees, subject, in each case, to customary exceptions, thresholds and baskets. The Loan Agreement also includes certain financial covenants which include a current assets/liabilities ratio, a debt service coverage ratio and a leverage ratio, as defined in the Loan Agreement. The Loan Agreement also contains customary events of default. As of December 31, 2023, the Company was in compliance with all covenants.

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

Generally, at the transfer date, the Company receives cash equal to 90% of the value of the sold domestic accounts receivable and 60% of the value of the sold international accounts receivable, less the service charge. The remaining balance is held back as a reserve. The reserve balance is carried at fair value, which is remeasured monthly to take into account activity during the period (the Company’s interest in newly-transferred receivables and collections on previously transferred receivables), as well as changes in estimates of future interest rates and anticipated credit losses. Fluctuations in interest rates and revised estimates of credit losses were zero as of December 31, 2023. The carrying amount of the reserve was $169,139 as of December 31, 2023 and is classified within cash and restricted cash on the consolidated balance sheet.

During the year ended December 31, 2023, the Company sold receivables having an aggregate face value of $4,211,786 in exchange for cash proceeds of $4,150,932. Service fees for the period totaled $83,109, which are initially recorded as prepaids in the consolidated balance sheets and amortized over 45 days. The Company recognized expense of $83,337 related to the service fees for both the year ended December 31, 2023 which is included in interest expense in the consolidated statements of operations. The outstanding principal amount of the receivables sold under this facility amounted to $307,310 as of December 31, 2023.

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

Machinery Loans

The Company financed the purchase of machinery and equipment in July 2022. The term of the loan is 5 years and matures in July 2027. The loan has an interest rate of 5.50%. The balance of the equipment loan totaled $620,176 as of December 31, 2023.

Insurance Loan

In June 2023, the Company financed insurance premiums with a loan agreement. In September 2023, an additional amount for insurance premiums was added to the loan. The loan matures in March 2024. The balance of the insurance loan totaled $196,693 as of December 31, 2023.

The Company had no off balance sheet arrangements.

Cash Flow

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$3,193,933	$3,547,404
Net cash used in investing activities	(3,391,157)	(3,330,206)
Net cash (used in) provided by financing activities	709,825	(881,273)
Net (decrease) increase in cash and restricted cash	$512,601	$(664,075)

Operating Cash Flows

For the year ended December 31, 2023, net cash provided by operating activities was approximately $3,194,000. The Company had approximately $7,436,000 of net income, and a $2,577,000 increase in non-cash expenses, offset by a $437,000 decrease in working capital accounts.

Investing Cash Flows

For the year ended December 31, 2023, net cash used in investing activities was approximately $3,391,000, primarily related to purchases of property, plant and equipment.

Financing Cash Flows

For the year ended December 31, 2023, net cash provided by financing activities was approximately $710,000, primarily related to proceeds from debt borrowings of approximately $2,901,000, offset by principal payments on debt of approximately $2,306,000.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are generally due within 60 days and 90 days of the invoice date for domestic and international customers, respectively. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for credit losses is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. The allowance for credit losses was $0 at both December 31, 2023 and 2022.

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

The Company analyzes each customer’s length of time a receivable is outstanding, geographical location, and any potential economic conditions that could cause concern for credit instability. On a weekly basis, this data is reviewed, and a determination made if there are potential concerns for losses. This historical data, geographical location, review of current economic conditions, and the current receivables helps establish a forecast for credit risk.

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

On March 31, 2023, the Company entered into a fourth amended and restated loan agreement and note with Tronco to extend the maturity date of the principal to March 31, 2033. As amended, the interest rate on the note is fixed at 2.8% per annum and provides for principal and accrued interest payments in the amount of $750,000 annually on March 31, 2024 through 2032, with the balance of all remaining outstanding principal and accrued interest due on March 31, 2033. In the event the average closing price for the Company’s common stock for 10 consecutive trading days is equal to or greater than $3.00 per share, Tronco shall pay fifty percent of the then outstanding principal balance together with all accrued, unpaid interest within ten days of the date on which the 10-day trading average first equals or exceeds $3.00. In the event the average closing price for 10 consecutive trading days is $4.00 per share or greater, Tronco shall pay the entire outstanding principal balance together with all accrued, unpaid interest within ten (10) days of the date on which the 10-day average first equals or exceeds $4.00. In addition, in the event of a sale of all or substantially all of the assets or a controlling equity interest in the Company, Tronco and the Meiers must utilize the proceeds received from such sale to pay the entire outstanding principal balance on the note receivable together with all accrued, unpaid interest. On March 24, 2023, there was a principal and interest payment of $350,262 which was reflected as a recovery of related party note receivable in other income and expense on the condensed consolidated statements of operations. The Tronco note balance, including accrued interest, was approximately $6,706,000 and $6,884,000 as of December 31, 2023 and 2022, respectively, which is fully reserved. The Company continues to hold the 8,267,860 shares of the Company’s common stock as collateral. The Company will record a recovery of the loan upon receiving repayment of the note, but there is no guarantee a full recovery of the loan will occur.

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

Income Taxes and Valuation Allowance for Deferred Tax Assets

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

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. The realization of deferred tax assets is primarily dependent upon earnings in federal and various state and local jurisdictions.

We consider a number of factors to reliably estimate future taxable income so we can determine the extent of our ability to realize net operating loss (“NOL”), foreign tax credits, realized capital loss and other carryforwards. These factors include forecasts of future income for each of our businesses and actual and planned business and operational changes, both of which include assumptions about future macroeconomic and company-specific conditions and events. We subject the forecasts to stresses of key assumptions and evaluate the effect on tax attribute utilization. If certain future operating results do not meet current expectations it could cause us to establish an additional valuation allowance on our deferred tax assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments such as interest rate swap arrangements, hedging contracts, futures contracts or the like.

Concentration of Credit Risk

We are dependent on a limited number of significant customers. For the year ended December 31, 2023, the Company had two significant customers that represented 85% of our revenue. These customers had approximately $1,677,000 in accounts receivable at December 31, 2023. For the year ended December 31, 2022, the Company had two significant customers that represented 88% of our revenue. These customers had approximately $1,751,000 in accounts receivable at December 31, 2022.

Developing new products and tools and selling more existing products to additional customers continues to be a strategic initiative which we believe will broaden our customer base, which should have a positive effect on diversifying our concentration of credit risk.

For the year ended December 31, 2023, the Company had two vendors that represented 12% of our purchases. These vendors had approximately $440,000 in accounts payable at December 31, 2023. For the year ended December 31, 2022, the Company had two vendors that represented 12% of our purchases. These vendors had approximately $74,000 in accounts payable at December 31, 2022.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

SUPERIOR DRILLING PRODUCTS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Superior Drilling Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Superior Drilling Products, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Income Taxes – Valuation Allowance on Deferred Tax Assets

As discussed in Note 11 to the Company’s consolidated financial statements, the Company recorded income tax benefit totaling $6 million for the year ended December 31, 2023. As of December 31, 2023, the Company is in a three-year cumulative pretax book income position and relying on forecasted future taxable income to conclude that it is more likely than not that deferred tax assets will be realized resulting in a reversal of the valuation allowance.

We identified the estimation of future taxable income as a critical audit matter. The projection of future taxable income used in the determination of the recoverability of deferred tax assets requires significant judgment. Auditing these judgments involved especially challenging auditor effort due to the nature of audit evidence available and the extent of specialized skills or knowledge needed to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	With the assistance of internal income tax specialists:

➢	Evaluating management’s assessment and weighing of the positive and negative evidence utilized to conclude that the full valuation allowance should be released; and
➢	Assessing reasonableness of management’s conclusion about tax benefits that are more likely than not to be realized after considering forecasted book/tax differences and utilization of net operating losses.

●	Testing the reasonableness of the key assumptions and data in the taxable income forecast by:

➢	Comparing future revenues and expenses to historical data;
➢	Performing a sensitivity analysis on income growth; and
➢	Considering the timing of future reversal of temporary differences

/s/ Moss Adams LLP

Dallas, Texas
March 15, 2024

We have served as the Company’s auditor since 2017.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 and 2022

	December 31,
	2023	2022
ASSETS
Current assets
Cash and restricted cash	$2,670,626	$2,158,025
Accounts receivable	2,670,361	3,241,221
Prepaid expenses	335,152	367,823
Inventories	2,706,491	2,081,260
Asset held for sale	-	216,000
Other current assets	373,587	140,238
Total current assets	8,756,217	8,204,567
Property, plant and equipment, net	11,242,251	8,576,851
Intangible assets, net	-	69,444
Right of use assets	451,094	638,102
Deferred tax asset	6,387,240	-
Other noncurrent assets	199,816	111,519

Total assets	$27,036,618	$17,600,483

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,547,619	$1,043,581
Accrued expenses	870,060	891,793
Income tax payable	626,455	351,618
Current portion of operating lease liability	54,034	44,273
Current portion of financial obligation	83,648	74,636
Current portion of long-term debt, net of discounts	635,273	1,125,864
Other current liabilities	-	216,000
Total current liabilities	3,817,089	3,747,765
Operating lease liability, less current portion	325,480	523,375
Long-term financial obligation, less current portion	3,954,373	4,038,022
Long-term debt, less current portion, net of discounts	1,609,868	529,499
Deferred income	675,000	675,000
Total liabilities	10,381,810	9,513,661
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 30,391,240 and 29,245,080 shares issued and outstanding, respectively	30,391	29,245
Additional paid-in-capital	45,074,723	43,943,928
Accumulated deficit	(28,450,306)	(35,886,351)
Total shareholders’ equity	16,654,808	8,086,822
Total liabilities and shareholders’ equity	$27,036,618	$17,600,483

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
Revenue	$20,973,551	$19,097,687
Operating cost and expenses
Cost of revenue	8,195,501	8,330,877
Selling, general, and administrative expenses	9,643,647	7,326,384
Depreciation and amortization expense	1,357,438	1,503,976
Total operating cost and expenses	19,196,586	17,161,237
Operating income	1,776,965	1,936,450
Other income (expense)
Interest income	60,950	26,675
Interest expense	(689,449)	(572,624)
Recovery of related party note receivable	350,262	-
Impairment on asset held for sale	-	(130,375)
Loss on disposition of assets	(70,664)	-
Loss on extinguishment of debt	(43,000)	-
Total other income (expense)	(391,901)	(676,324)
Income before income taxes	1,385,064	1,260,126
Income tax (expense)/benefit	6,050,981	(194,969)
Net income	$7,436,045	$1,065,157

Earnings per common share - basic	$0.25	$0.04
Weighted average common shares outstanding - basic	29,698,498	28,643,464

Earnings per common share - diluted	$0.25	$0.04
Weighted average common shares outstanding - diluted	29,772,498	28,675,100

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2021	28,235,001	28,235	43,071,201	(36,951,508)	6,147,928
Share-based compensation expense	1,010,079	1,010	872,727	-	873,737
Net income	-	-	-	1,065,157	1,065,157
Balance - December 31, 2022	29,245,080	$29,245	$43,943,928	$(35,886,351)	$8,086,822
Share-based compensation expense	1,138,368	1,138	925,493	-	926,639
Stock option exercised	7,792	8	6,408	-	6,408
Disgorgement of profits	-	-	198,894	-	198,894
Net income	-	-	-	7,436,045	7,436,045
Balance - December 31, 2023	30,391,240	30,391	45,074,723	(28,450,306)	16,654,808

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$7,436,045	$1,065,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,357,438	1,503,976
Amortization of right-of-use assets	211,935	131,093
Share-based compensation expense	926,639	873,737
Deferred tax benefit	(6,345,914)	-
Impairment on asset held for sale	-	130,375
Loss on disposition of assets	70,664	-
Amortization of deferred loan cost	10,618	18,524
Changes in operating assets and liabilities:
Accounts receivable	570,860	(369,289)
Inventories	(625,231)	(906,625)
Prepaid expenses and other assets	(288,975)	(62,946)
Accounts payable, accrued expenses, and other liabilities	(363,657)	127,274
Income tax payable	233,511	145,128
Other current liabilities	-	216,000
Deferred income	-	675,000
Net cash provided by operating activities	3,193,933	3,547,404
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(3,741,419)	(3,330,206)
Proceeds from recovery of related party note receivable	350,262	-
Net cash used in investing activities	(3,391,157)	(3,330,206)
Cash Flows from Financing Activities
Principal payments on debt	(660,706)	(1,694,730)
Proceeds received from debt borrowings	2,072,406	997,134
Payments on revolving loan	(1,645,427)	(817,113)
Proceeds received from revolving loan	828,626	633,436
Proceeds from issuance of common stock	6,408	-
Payments of debt issuance costs	(90,376)	-
Disgorgement of profits	198,894	-
Net cash (used in) provided by financing activities	709,825	(881,273)
Net increase in cash and restricted cash	512,601	(664,075)
Cash and restricted cash at beginning of period	2,158,025	2,822,100
Cash and restricted cash at end of period	$2,670,626	$2,158,025

The accompanying notes are an integral part of these consolidated financial statements.

SUPERIOR DRILLING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Year Ended December 31,
	2023	2022
Supplemental information:
Cash paid for interest	$516,987	$566,336
Cash paid for income taxes	$63,101	$-
Non-Cash item related to deferred income	$-	$675,000
Right of use assets obtained in exchange for lease obligations	$24,927	$748,677
Property, plant and equipment in accounts payable	$282,639	$-

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

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Restricted Cash

We maintain cash deposits with financial institutions that may exceed federally insured limits at times. We have chosen credible institutions and believe our risk of loss is negligible.

Cash and restricted cash were comprised of the following:

	December 31,
	2023	2022
Cash	$2,504,487	$2,158,025
Restricted cash	166,139	-
Cash and restricted cash	$2,670,626	$2,158,025

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, payables, and bank debt. The Company believes that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values due to the relatively short period to maturity for these instruments.

Accounts Receivable and Allowance for Credit Losses

Domestically, accounts receivable are generally due within 60 days of the invoice date. Internationally, our due date terms are generally 90 days from the invoice date. No interest is charged on past-due balances. We grant credit to our customers based upon an evaluation of each customer’s financial condition. We periodically monitor the payment history and ongoing creditworthiness of our customers. An allowance for credit losses is established at a level estimated by management to be adequate based upon various factors including historical experience, aging status of customer accounts, payment history and financial condition of our customers. The allowance for credit losses was $0 as of both December 31, 2023 and 2022.

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company analyzes each customer’s length of time a receivable is outstanding, geographical location, and any potential economic conditions that could cause concern for credit instability. On a weekly basis, this data is reviewed, and a determination made if there are potential concerns for losses. This historical data, geographical location, review of current economic conditions, and the current receivables helps establish a forecast for credit risk.

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

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development

We expense research and development costs as they are incurred. For the years ended December 31, 2023 and 2022, these expenses were approximately $765,000 and $436,000, respectively, and include payroll for engineers, materials for the Strider technology, and third-party engineering costs. The prior year amount has been reclassified to conform to the current year presentation and these costs are included in the selling, general, and administrative expenses in the consolidated statement of operations.

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

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations.

The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. The Company recognizes penalties and interest related to uncertain tax positions within the income tax expense financial statement caption in the accompanying consolidated statements of operations.

Debt Issuance Costs

Costs related to debt issuance are capitalized and amortized as interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Upon the repayment of debt, the Company accelerates the recognition of an appropriate amount of the costs as interest expense. Debt issuance costs are presented as a direct reduction from the carrying amount of the note payable. For the years ended December 31, 2023 and 2022, the amortized debt issuance costs were $10,618 and $3,087, respectively.

Share-Based Compensation

Share-based compensation expense related to stock option and restricted stock awards is recognized based on the grant-date fair values. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

Concentrations of Credit Risk

The Company has two significant customers that represent 85% and 88% of our revenue for our North America segment for the years ended December 31, 2023 and 2022, respectively. These customers had approximately $1,677,000 and $1,751,000 in accounts receivable at December 31, 2023 and 2022, respectively.

The Company had two significant vendors that represent 12% of our purchases and had approximately $440,000 in accounts payable at December 31, 2023. The Company had two significant vendors that represent 12% of our purchases and had approximately $74,000 in accounts payable at December 31, 2022.

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

During 2022, the Company met the conditions of the grant and received the initial grant funding totaling $675,000. As of December 31, 2023, project requirements, such as employee training and installation and operation of the equipment, had not been completed and, as such, the entire funded amount of $675,000 was included as deferred income on the balance sheet. Income will be recognized on a straight-line basis over the life of the asset once all project requirements are met.

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

NOTE 2. REVENUE

Disaggregation of Revenue

The following table presents revenue disaggregated by type:

	Year Ended December 31,
	2023	2022
Tool Revenue:
Tool and product sales	$3,255,300	$3,157,710
Tool rental	3,064,642	2,180,428
Other related revenue	7,240,670	7,013,806
Total Tool Revenue	13,560,612	12,351,944
Contract Services	7,412,939	6,745,743
Total Revenue	$20,973,551	$19,097,687

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

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVENTORIES

Inventories were comprised of the following:

	December 31,
	2023	2022
Raw material	$1,835,850	$1,334,669
Work in progress	728,840	168,214
Finished goods	141,801	578,377
Total inventories	$2,706,491	$2,081,260

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment was comprised of the following:

	December 31,
	2023	2022
Land	$880,416	$880,416
Buildings	4,340,078	4,764,441
Leasehold improvements	946,247	755,039
Machinery, equipment, and rental tools	16,462,886	14,546,060
Office equipment, fixtures and software	278,158	628,358
Transportation assets	261,760	265,760
Property, plant and equipment, gross	23,169,545	21,840,074
Accumulated depreciation	(11,927,294)	(13,263,223)
	$11,242,251	$8,576,851

Depreciation expense related to property, plant and equipment for the years ended December 31, 2023 and 2022 was approximately $1,288,000 and $1,337,000 respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets were comprised of the following:

	December 31,
	2023	2022
Developed technology	$7,000,000	$7,000,000
Customer contracts	6,400,000	6,400,000
Trademarks	1,500,000	1,500,000
	14,900,000	14,900,000
Accumulated amortization	(14,900,000)	(14,830,556)
	$-	$69,444

Amortization expense related to intangible assets for the years ended December 31, 2023 and 2022 was approximately $69,000 and $167,000, respectively.

These intangible assets have been amortized using the straight-line method over their expected useful lives, which range from 5 to 9 years.

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. RELATED PARTY NOTE RECEIVABLE

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco Energy Corporation in order to take over the legal position as Tronco’s senior secured lender. Tronco is an entity owned by Troy and Annette Meier. Effective August 2017, the Company fully reserved the related party note receivable of $6,979,043, which reduced the related party note receivable balance to $0. The Company continues to hold the 8,267,860 shares of the Company’s common stock as collateral. The Company will record a recovery of the loan upon receiving repayment of the note or interest in other income. On July 7, 2020, the Company entered into an amended and restated loan agreement and note with Tronco changing the payment terms on the note. As amended, the interest rate on the note is fixed at 2% per annum. On January 31, 2023, the Company entered into a second amended and restated loan agreement and note with Tronco to extend the maturity date of the principal to March 31, 2023. The Tronco note balance, including accrued interest, was approximately $6,703,000 and $6,884,000 as of December 31, 2023 and 2022, respectively.

NOTE 7. LEASES

The Company leases certain facilities Utah and Dubai under long-term operating leases with lease terms of one year to two years. The lease expense and the cash paid under operating leases was approximately $253,000 and $140,000 for the years ended December 31, 2023 and 2022, respectively.

The following table presents the maturities of lease liabilities:

Fiscal year ending December 31,	Operating Leases
2024	$253,929
2025	67,200
2026	60,000
2027	40,000
Total undiscounted lease payments	421,129
-Less: Imputed lease interest	(41,615)
Total lease liabilities	$379,514

Other information related to operating leases:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$253,292	$216,394
Weighted average remaining lease-term (in years)	2.19	2.86
Weighted average discount rate	7.25%	7.25%

NOTE 8. LONG-TERM DEBT

Long-term debt is comprised of the following:

	December 31,
	2023	2022
Loan Agreement	$1,518,947	$-
Credit Agreement	-	813,713
Machinery loans	522,520	664,674
Transportation loan	6,981	20,027
Insurance loan	196,693	156,949
	2,245,141	1,655,363
Current portion of long-term debt	(635,273)	(1,125,864)
	$1,609,868	$529,499

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The interest rate per annum applicable to the Revolving Line is the greater of (a) Prime plus 1.00% and (b) 7.50%, which was 8% at December 31, 2023. The interest rate per annum applicable to the Term Loan is 8.18%. Payments of principal and interest monthly on the Term Loan, and interest only on the Revolving Line, commenced on August 28, 2023. The balance of principal and interest on both Loans will be due upon maturity, if not sooner repaid. The Company may prepay and/or repay the Loans, in whole or in part, at any time without premium or penalty, subject to certain conditions. The balance of the Revolving Line and Term Loan totaled approximately $0 and $1,602,000 as of December 31, 2023, respectively.

The Loan Agreement contains customary covenants limiting, among other things, the incurrence of additional indebtedness, the creation of liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other payments in respect of equity interests, acquisitions, investments, loans and guarantees, subject, in each case, to customary exceptions, thresholds and baskets. The Loan Agreement also includes certain financial covenants which include a current assets/liabilities ratio, a debt service coverage ratio and a leverage ratio, as defined in the Loan Agreement. The Loan Agreement also contains customary events of default. As of December 31, 2023, the Company was in compliance with all covenants.

The Company’s obligations under the Loan Agreement are guaranteed by the Guarantors, and the obligations of the Company and any Guarantors are secured by a perfected first priority security interest in substantially all of the existing and future personal property of the Company and each Guarantor, subject to certain exceptions as noted in the Loan Agreement.

Credit Agreement

In February 2019, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Austin Financial Services, Inc. (“AFS”). The Credit Agreement provided a $4,300,000 credit facility, which included a $800,000 term loan (the “Term Loan”) and a $3,500,000 line of credit (the “Line of Credit”). The Credit Agreement was fully repaid in July 2023 using proceeds from the Loan Agreement.

Machinery Loans

The Company financed the purchase of machinery and equipment through various loans. The outstanding loans have interest rates ranging from 5.50% to 5.94%, and repayment terms of 48-60 months. The balance of the equipment loans totaled approximately $523,000 and $665,000 as of December 31, 2023 and 2022, respectively.

Insurance Loan

In June 2022, the Company financed insurance premiums with a loan agreement. In September 2022 an additional insurance amount was added to the loan. The loan matures in March 2023. The balance of the insurance loans totaled approximately $197,000 and $157,000 as of December 31, 2023 and 2022, respectively.

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transportation Loan

The Company financed the purchase of a vehicle with a loan agreement. The term of the loan is 60 months and matures in June 2024. The interest rate of the loan is 6.99%. The loan is collateralized by the vehicle.

Future annual maturities of total debt are as follows (1):

For the year ended December 31,
2024	$635,272
2025	447,648
2026	479,768
2027	453,871
2028	228,582
$2,245,141

(1)	Excludes discounts for debt issuance costs.

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

The Company received cash of $1,622,106, retired real estate debt of $2,638,773 and recorded a financing obligation liability of $4,260,879 related to the transaction. There was no gain recorded since sale accounting was precluded. The financing obligation has an implied interest rate of 6.0%. At the conclusion of the fifteen-year lease period, the financing obligation residual is estimated to be $2,188,710, which corresponds to the carrying value of the property. The Company paid $74,636 and $65,678 of principal in 2023 and 2022, respectively. The balance of the financing obligation was $4,038,021 and $4,112,658, at December 31, 2023 and 2022, respectively.

The financing obligation liability is summarized below:

	December 31,
	2023	2022
Financing obligation for sale-leaseback transaction	$4,038,021	$4,112,658
Current principal portion of finance obligation	(83,648)	(74,636)
Non-current portion of financing obligation	$3,954,373	$4,038,022

The following is the aggregate future lease payments that include principal and interest for the financing obligation liability as of December 31, 2023:

For the year ended December 31,
2024	$325,947
2025	330,836
2026	335,799
2027	340,836
2028	345,948
Thereafter	2,553,574
Total undiscounted lease payments	4,232,940
Residual value of the property (included in the future payments)	2,188,711
Less: effects of discounting	(2,383,630)
Present value of lease payments	$4,038,021

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. COMMITMENTS AND CONTINGENCIES

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit, asserting that Stabil Drill Specialties, LLC’s (“Stabil Drill”) SmoothboreTM Eccentric Reamer infringes several patents of Extreme Technologies, LLC (one of our subsidiaries) on our patented Drill-N-Ream® well bore conditioning tool. This lawsuit is pending in the United States District Court for the Southern District of Texas, Houston Division. On May 12, 2021, the Court denied Stabil Drill’s motion for summary judgment of non-infringement. On May 23, 2022, the Court issued its Order on Claim Construction of the patents, adopting Extreme Technologies’ proffered interpretation on the disputed claim terms. On October 12, 2022, the Court granted Extreme’s motion for leave to add its exclusive licensee Hard Rock Solutions, LLC, as a necessary party and co-plaintiff. On February 13, 2023, the lawsuit was reassigned to United States District Judge Drew B. Tipton and United States Magistrate Judge Peter Bray. On August 29, 2023, Judge Tipton granted Extreme’s and Hard Rock’s motion for summary judgment striking Stabil Drill’s patent invalidity affirmative defenses. Discovery ended on August 31, 2021, and the parties have fully briefed dispositive and Daubert motions. The parties are preparing this case for trial and expect a jury trial setting in summer of 2024.

We are not currently involved in any other litigation which management believes could have a material effect on our financial position or results of operations.

NOTE 11. INCOME TAXES

Components of income tax expense was as follows:

	Year Ended December 31,
	2023	2022
Current income taxes:
Federal	$-	$-
State	5,346	34,046
Foreign	289,587	160,923
Total current income taxes	$294,933	$194,969

Deferred provision (benefit) for income taxes:
Federal	$(6,387,240)	$-
State Deferred UTP	41,326
Total deferred income taxes	(6,345,914)
Income tax expense (benefit)	$(6,050,981)	$194,969

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The non-current deferred tax assets and liabilities consist of the following:

	December 31,
	2023	2022
Deferred tax assets:
263A adjustment	$28,514	$23,274
Accrued expenses	132,745	140,900
Prepaid expenses		(54,589)
Stock compensation	179,723	180,753
Stock option	4,618	69,306
Amortization of intangibles	1,938,657	2,246,861
Net operating loss	2,326,992	2,509,855
Allowances	1,383,247	1,509,508
Sale-leaseback – lease liability	850,804	919,766
ROU Assets	95,048	-
Grant Income	142,227	150,964
Other Depreciation on fixed assets	196,305	-
-Others	20,187	20,512
Total deferred tax assets	7,299,067	7,717,110
Deferred tax liabilities:
Depreciation on sale-leaseback fixed assets	(756,823)	(836,027)
Depreciation on fixed assets		134,483)
Prepaid expense	(59,956)	-
ROU Liability	(95,048)	-
Total deferred tax liabilities	(911,827)	(701,544)
Net deferred tax assets	6,387,240	7,015,566
Less: Valuation Allowance	-	(7,015,566)
Total deferred tax assets, net	$6,387,240	$-

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s tax (benefit) expense differs from the statutory tax expense for the years ended December 31, 2023 and 2022 and the reconciliation is as follows:

	Year Ended December 31,
	2023	2022
Tax expense (benefit) at federal statutory rate	$290,863	$267,604
State income taxes	4,223	26,896
Foreign income taxes	228,774	127,129
Permanent differences	(61,350)	(46,609)
Change in valuation allowance	(628,326)	(780,662)
Other - State rate effect	563	11,704
Change in tax rate	406,461	586,430
FIN 48 – Adjustment item	41,326	-
Valuation allowance	(6,387,240)	-
Other	53,725	2,477
Provision (benefit) for income taxes	$(6,050,981)	$194,969

We have total federal income tax net operating loss (“NOL”) carryforwards of $11,043,780 of which $7,686,746 pertains to pre-2018 losses and $3,357,034 pertains to post-2017 losses. The pre-2018 losses will begin to expire between 2035 and 2037. The post-2017 losses can be carried forward indefinitely, however, only 80% of these losses can offset taxable income in a given year.

In accordance with the accounting under ASC Topic 740, the Company has recorded a liability for an uncertain tax position taken on its international income tax returns. Penalties related to this income tax liability are included as a component of income tax expense in the accompanying statements of operations.

The Company had approximately $626,000 and $352,000 of accrued income tax payable, including accrued penalties, as of December 31, 2023 and 2022, respectively, which are included as a separate line in current liabilities in the accompanying balance sheets. The amount of penalties charged to income tax expense as a result of this uncertain tax position was $0 and $0 for the years ended December 31, 2023 and 2022, respectively.

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

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2014, the Company’s Board of Directors approved that the Directors stock compensation would be included in the Employee Stock Incentive Plan (“Stock Plan”) that reserves 1,724,128 shares of common stock for issuance. In 2015, our stockholders approved the Superior Drilling Company, Inc. 2015 Long Term Incentive Plan (the “2015 Incentive Plan”). In 2020, the Company’s board of directors approved an additional 2,543,448 shares of the Company’s common stock to be added to the 2015 Incentive Plan. In 2022, the Company’s board of directors approved an additional 1,500,000 shares of the Company’s stock to be added to the 2015 Incentive Plan. Subject to adjustment as provided in the 2015 Incentive Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued with respect to awards under the 2015 Incentive Plan is 7,076,326. As of December 31, 2023, there were 306,486 shares remaining available for grant under the Company’s 2015 Incentive Plan.

Restricted stock units

On August 10, 2023, the Board of Directors authorized 75,000 shares of restricted stock or stock options under the 2015 Incentive Plan to be granted to employees. Of these authorized restricted stock or stock options, 74,000 restricted stock shares were granted to employees on December 15, 2023 at a grant price of $0.7127. The fair value, based on the Black-Scholes option pricing model, on the date of grant was $0.7127. The restricted stock shares vest 33.3% on the grant date, 33.3% on the first anniversary of the grant date and 33.4% on the second anniversary of the grant date.

On August 10, 2023, the Board of Directors granted 777,764 restricted stock units from the 2015 Incentive Plan to executive management and directors based on the average price of the Company’s common stock on the date of the grant. These restricted units will vest over a three - year period.

On August 12, 2022, the Board of Directors granted 932,500 restricted stock units from the 2015 Incentive Plan to executive management and directors based on the average price of the Company’s common stock on the date of the grant. These restricted units will vest over a three - year period.

Compensation expense recognized for grants of restricted stock vesting under the 2015 Incentive Plan was approximately $918,000 and $858,000 for the years ending December 31, 2023 and 2022, respectively. The Company recognized compensation expense and recorded it as share-based compensation in the consolidated statement of operations.

Total unrecognized compensation expense related to unvested restricted stock units expected to be recognized over the remaining weighted vesting period of 2.57 years equaled approximately $1,918,000 at December 31, 2023. These shares vest over three years.

Activity under the 2015 Incentive Plan for RSUs was as follows:

	Year Ended December 31,
	2023		2022
	Restricted Stock Units	Weighted Average Price	Restricted Stock Units	Weighted Average Price

Outstanding, beginning of period	2,174,166	$0.83	2,284,910	$0.70
Granted	777,764	$1.27	932,500	$1.00
Forfeited	(6,680)	$0.59	(35,030)	$0.59
Vested	(1,138,372)	$0.76	(1,008,214)	$0.70
Outstanding, end of period	1,806,878	$1.06	2,174,166	$0.83

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognized share-based compensation expense related to stock options of approximately $9,000 and $15,000 during the years ended December 31, 2023 and 2022, respectively.

Activity under the 2015 Incentive Plan for stock options was as follows:

	Year Ended December 31,
	2023		2022
	Stock Options	Weighted Average Price	Stock Options	Weighted Average Price

Outstanding, beginning of period	417,282	$1.31	398,580	$1.34
Granted	-	$-	24,000	$0.82
Exercised	(7,792)	$0.82	-	$-
Expired	(38,742)	$1.09	(5,298)	$0.81
Outstanding, end of period	370,748	$1.35	417,282	$1.31
Stock options exercisable at end of period	334,480	$1.41	350,222	$1.41

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock options granted in 2023 and 2022 were estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2023	2022
Expected volatility	59.50%	59.50%
Discount rate	3.98%	3.98%
Expected life (years)	3.0	3.0
Dividend yield	n/a	n/a

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

NOTE 13. EARNINGS PER SHARE

Basic and diluted earnings per share of common stock have been computed as follows:

	Year Ended December 31,
	2023	2022
Numerator:
Net income	$7,436,045	$1,065,157
Denominator:
Weighted average shares of common stock outstanding - basic	29,698,498	28,643,464
Effect of dilutive restricted stock units	74,000	-
Effect of dilutive options		31,636
Weighted average shares of common stock outstanding - diluted	29,772,498	28,675,100

Earnings per common share - basic	$0.25	$0.04
Earnings per common share - diluted	$0.25	$0.04

NOTE 14. SEGMENT REPORTING

We report our segment results based on our geographic areas of operations, North America and International. These segments have similarities from a product perspective, but management believes that due to operational differences, such as sales models and regulatory environments, information about the segment would be useful to readers of the financial statements.

●	North America includes our PDC drill bit and specialty tool sales and contract services business in the United States, Canada and Mexico, which have been aggregated

●	International includes our specialty tool rental business in the Middle East

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

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about our segments:

	Year Ended December 31,
	2023	2022
Revenues:
North America	$17,908,909	$16,917,259
International	3,064,642	2,180,428
Total revenue	$20,973,551	$19,097,687

Operating income:
North America	$11,727,062	$9,672,853
International	(308,655)	(3,551)
Corporate costs, unallocated	(9,641,442)	(7,732,852)
Total operating income	$1,776,965	$1,936,450

Depreciation expense:
North America	$487,021	$634,388
International	800,973	702,921
Total depreciation expense	$1,287,994	$1,337,309

North America revenue includes revenue from operations in Mexico totaling approximately $69,000 and $145,000 for the years ended December 31, 2023 and 2022, respectively. The remainder of the North America revenue was derived from operations in the United States of America.

Information about products and services

See Note 2 – Revenue.

Information about geographic areas

The following table summarizes net property, plant and equipment by geographic location:

	December 31,
	2023	2022
Property, plant and equipment, net:
United States	$6,158,853	$6,560,435
Other countries	5,083,398	2,016,416
Total property, plant and equipment, net	$11,242,251	$8,576,851

SUPERIOR DRILLING PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. TRANSFER OF FINANCIAL ASSETS

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

Generally, at the transfer date, the Company receives cash equal to 90% of the value of the sold domestic accounts receivable and 60% of the value of the sold international accounts receivable, less the service charge. The remaining balance is held back as a reserve. The reserve balance is carried at fair value, which is remeasured monthly to take into account activity during the period (the Company’s interest in newly-transferred receivables and collections on previously transferred receivables), as well as changes in estimates of future interest rates and anticipated credit losses. Fluctuations in interest rates and revised estimates of credit losses were zero as of December 31, 2023. The carrying amount of the reserve was $166,139 as of December 31, 2023 and is classified within cash and restricted cash on the condensed consolidated balance sheet.

The Company accounts for trade receivable transfers as sales and derecognizes the sold receivables from the condensed consolidated balance sheets. During the year ended December 31, 2023, the Company sold receivables to the Lender having an aggregate face value of $4,211,786 in exchange for cash proceeds of $4,150,932. Cash received from the selling of receivables are presented as a change in trade receivables within the operating activities section of the consolidated statements of cash flows. Service fees for the period totaled $83,109, which are initially recorded as prepaids in the condensed consolidated balance sheets and amortized over 45 days. The Company recognized expense of $83,337 related to the service fees for the year ended December 31, 2023, which is included in interest expense in the condensed consolidated statements of operations. The outstanding principal amount of the receivables sold under this facility amounted to $307,310 as of December 31, 2023.

NOTE 16. SUBSEQUENT EVENT

On March 6, 2024, the Company entered into an Agreement and Plan of Merger with Drilling Tools International Corporation (DTI), which DTI agreed to acquire SDP for total consideration of approximately $32.2 million payable in cash and DTI stock. The transaction was unanimously approved by the Board of Directors of DTI and SDP and a Special Committee of the Board of Directors of SDP. The closing of the transaction is expected to occur in the third quarter of 2024.

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

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Upon evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective in connection with the preparation of the consolidated financial statements as of December 31, 2023.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning our directors, executive officers and significant employees as of December 31, 2023:

Name	Age	Position
G. Troy Meier	62	Board Chair, Class III Director and Chief Executive Officer
Annette Meier	61	Class II Director, President and Chief Operating Officer
James R. Lines	62	Class II Director
Robert Iversen	69	Class III Director
Michael V. Ronca	70	Class I Director
Christopher D. Cashion	68	Chief Financial Officer

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

Christopher D. Cashion. Mr. Cashion has over 40 years of experience in the fields of accounting, finance and private equity. Mr. Cashion joined us in March 2014 to serve as our Chief Financial Officer on a full-time basis. Previously, Mr. Cashion worked as an independent financial and business consultant since 1998. From January 2013 through February 2014, Mr. Cashion was the Chief Financial Officer for Surefire Industries USA LLC, a Houston-based hydraulic fracturing equipment manufacturing company. Previously, from January 2005 to August 2012, Mr. Cashion provided chief financial officer services to five start-up portfolio companies owned by the Shell Technology Venture Fund, a private equity fund. Prior to his tenure with the start-up portfolio companies, Mr. Cashion worked for First Reserve Corporation, a private equity firm, from 1991 to 1993. Mr. Cashion worked with Baker Hughes, Inc. from 1981 to 1991 and with Ernst & Young from 1977 to 1981. Mr. Cashion holds a B.S. in Accounting from the University of Tennessee and an M.B.A. in Finance and International Business from the University of Houston. Mr. Cashion has been a Certified Public Accountant since 1979.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2023, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports.

Material Changes in Director Nominations Process

There have not been any material changes to the procedures by which shareholders may recommend nominees to our Board.

Audit Committee

Our Audit Committee is comprised solely of “independent” directors, as defined under and required by Rule 10A-3 of the Exchange Act and the NYSE American rules. Our Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm. The oversight of our independent public accounting firm includes reviewing the plans and results of the audit engagement with the firm, approving any additional professional services provided by the firm and reviewing the independence of the firm. Commencing with our first report on internal controls over financial reporting, the Committee will be responsible for discussing the effectiveness of the internal controls over financial reporting with our independent registered public accounting firm and relevant financial management. The members of this Committee are Messrs. Iversen, Ronca, and Lines with Mr. Lines serving as committee chair. Our Board of Directors has determined that Mr. Lines qualifies as an “audit committee financial expert,” as defined by the rules under the Exchange Act. The Audit Committee held four meetings in 2023.

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

Item 11. Executive and Director Compensation.

Summary Compensation Table

The following table provides information concerning compensation paid or accrued during the fiscal years ended December 31, 2023 and 2022, to our principal executive officer, our chief operating officer and our principal financial officer, to whom we sometimes refer together as our “named executive officers.”

Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
G. Troy Meier	2023	$475,000	(1)	$333,900	(2)	$332,361	(4)	$—	$—	$2,041	(5)	$1,143,302
Chief Executive Officer	2022	$475,000	(1)	$—	(2)	$332,500	(4)	$—	$—	$2,370	(5)	$809,870

Annette Meier	2023	$425,000	(1)	$296,100	(2)	$254,894	(4)	$—	$—	$11,772	(5)	$987,766
President and Chief Operating Officer	2022	$414,113	(1)	$—	(2)	$255,000	(4)	$—	$—	$10,656	(5)	$679,770

Christopher Cashion	2023	$300,000	(1)	$—		$119,941	(4)	$—	$—	$17,225	(6)	$437,166
Chief Financial Officer	2022	$289,029	(1)	$—		$120,000	(4)	$—	$—	$13,340	(6)	$422,370

(1)	Salary amounts represent base compensation for the individuals indicated.

(2)	For 2023, a bonus of $333,900 was accrued but not paid for Mr. Meier, and $296,100 was accrued but not paid for Ms. Meier. During 2023, bonus amounts paid pertain to the 2022 bonus of $333,900 that was accrued but not paid in 2022 for Mr. Meier, and $296,100 was accrued but not paid in 2022 for Ms. Meier.

(3)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 12 - Share-Based Compensation to our consolidated financial statements included herein.

The grant date fair value for these restricted stock awards was based on the average price of our common stock on the grant date (August 9, 2021), which was $0.765 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on August 9, 2022, 33.3% of the shares of restricted common stock vested on August 9, 2023 and 33.4% of the shares of restricted common stock will vest on August 9, 2024.

The grant date fair value for these restricted stock awards was based on the average price of our common stock on the grant date (August 12, 2022), which was $1.00 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on August 12, 2023, 33.3% of the shares of restricted common stock will vest on August 12, 2024 and 33.4% of the shares of restricted common stock will vest on August 12, 2025.

(4)	The grant date fair value for these restricted stock awards was based on the average price of our common stock on the grant date (August 10, 2023), which was $1.32 per share. The restricted stock awards will vest in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on August 10, 2024, 33.3% of the shares of restricted common stock will vest on August 10, 2025 and 33.4% of the shares of restricted common stock will vest on August 10, 2026.

(5)	Represents certain company paid health care costs and life insurance costs for G. Troy Meier and Annette Meier.

(6)	Represents certain company paid health care costs and life insurance costs.

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

Outstanding Equity Awards for Year Ended December 31, 2023

The following table shows the number of shares covered by exercisable and unexercisable options awards and stock awards held by our named executive officers on December 31, 2023 that were made under the 2015 Long Term Incentive Plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h) (1)		(i)	(j)

G. Troy Meier	—					250,943	$332,361	(3)	—	—
						145,171	$111,056	(2)	—	—
						221,778	$221,778	(4)

Annette Meier	—					192,453	$254,894	(3)	—	—
						111,334	$85,171	(2)	—	—
						170,085	$170,085	(4)

Christopher Cashion (5)	11,995	—	—	1.73	03/04/2026
	12,416	—	—	1.67	03/18/2026
	15,057	—	—	1.37	03/31/2026
						90,556	$119,941	(3)	—	—
						52,393	$40,081	(2)	—	—
						80,040	$80,040	(4)	—	—

(1)	See Note 12 –Share-Based Compensation in the consolidated financial statements included herein.

(2)	The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (August 9, 2021), which was $0.765 per share. The remaining restricted stock awards vested in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on August 9, 2022, 33.3% of the shares of restricted common stock vested on August 9, 2023, and 33.4% of the shares of restricted common stock will vest on August 9, 2024.

(3)	The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (August 10, 2023), which was $1.32 per share. The restricted stock awards vested in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on August 10, 2024, 33.3% of the shares of restricted common stock vested on August 10, 2025 and 33.4% of the shares of restricted common stock vested on August 10, 2026.

(4)	The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (August 12, 2022), which was $1.000 per share. The remaining restricted stock awards will vest in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on August 12, 2023, 33.3% of the shares of restricted common stock will vest on August 12, 2024, and 33.4% of the shares of restricted common stock will vest on August 12, 2025.

(5)	During March 2016, the named executive officer agreed to receive awards of stock options in lieu of base salary. The grant date fair value for the stock option awards was based on the closing price of our common stock on the grant date of a) March 4, 2016, which was $1.73 per share; b) March 18, 2016, which was $1.67 per share; and c) March 31, 2016, which was $1.37 per share. All options vested 100% on the grant date and have a ten-year term expiring on March 4, 2026, March 18, 2026 and March 31, 2026, respectively. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and discount rate over the expected term of each employee.

Director Compensation

Our employee directors are not separately compensated for their service as a director. In 2023, each of our non-employee directors received 86,978 shares of restricted common stock for his service as a director. In addition to receiving shares of stock, our non-employee directors earned the following fees: Mr. Lines, $82,500; Mr. Iverson, $78,000; and Mr. Ronca, $115,000. The members of our Board of Directors are entitled to reimbursement of their expenses incurred in connection with the attendance at Board and committee meetings in accordance with Company policy.

The following table summarizes the annual compensation for our non-employee directors during 2023.

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards € (1)	Option Awards (d)	Non-Equity Incentive Plan Compensati€(e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
James R. Lines	$82,500	$115,970	-	-	-	-	$198,470
Robert Iversen	$78,000	$115,970	-	-	-	-	$193,970
Michael V. Ronca	$115,000	$115,970	-	-	-	-	$230,970

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of awards granted by the Board of Directors. See Note 12 - Share-Based Compensation in the consolidated financial statements included herein. The grant date fair value for restricted stock awards is based on the average price of our common stock on the grant date (August 10, 2023), which was $1.32 per share, respectively. As of December 31, 2023, Mr. Lines, Mr. Iversen and Mr. Ronca each have an aggregate of 139,375 outstanding shares of unvested restricted stock. The restricted stock awards have the following vesting schedule: a) for the shares granted on August 9, 2021: 33.3% of the shares of restricted common stock vested on the first anniversary of the date of grant, 33.3% of the shares of restricted common stock vested on the second anniversary of the date of grant and 33.4% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date; b) for the shares granted on August 12, 2022: 33.3% of the shares of restricted common stock vested on the first anniversary of the date of grant, 33.3% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 33.4% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date and c) for the shares granted on August 10, 2023: 33.3% of the shares of restricted common stock will vest on the first anniversary of the date of grant, 33.3% of the shares of restricted common stock will vest on the second anniversary of the date of grant and 33.4% of the shares of restricted common stock will vest on the third anniversary of the date of grant in each case, so long as the director continues to serve on the Board through such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2023, by:

●	each person who is known by us to beneficially own 5% or more of the outstanding class of our capital stock;

●	each member of the Board;

●	each of our executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each of the holders of capital stock listed below has sole voting and investment power as to the capital stock owned unless otherwise noted.

Name and Address of Beneficial Owner	Numbers of Shares of Common Stock Beneficially Owned	% of Common Stock Outstanding (1)
G. Troy Meier (2)	11,571,369	38.07%
Annette Meier (3)	11,181,515	36.79%
Christopher D. Cashion (4), (9)	1,016,582	3.34%
James R. Lines (5), (6)	507,894	1.67%
Robert Iversen (5), (7)	663,279	2.18%
Michael V. Ronca (5), (8)	603,806	1.99%
Jeffrey E. Eberwein	1,983,027	6.52%
Star Equity Fund, LP	1,080,985	3.56%
Executive Officers and Directors as a group (6 persons)	15,635,988	51.45%

(1)	Based on 30,391,240 shares outstanding as of December 31, 2023. Unless otherwise noted, the address for the holder is 1583 South 1700 East, Vernal, Utah 84078.

(2)	Includes (i) 5,641,510 shares of common stock indirectly owned through his ownership in Meier Family Holding Company, LLC, and (ii) 3,173,350 shares of common stock indirectly owned through his ownership in Meier Management Company, LLC. Also includes 702,801 shares of vested restricted common stock, 709,168 shares of unvested restricted common stock. The unvested restricted stock will vest on August 12, 2024 and August 12, 2025.

(3)	Includes (i) 5,641,510 shares of common stock indirectly owned through her ownership in Meier Family Holding Company, LLC, and (ii) 3,173,350 shares of common stock indirectly owned through her ownership in Meier Management Company, LLC. Also includes 536,731 shares of vested restricted common stock, 543,874 shares of unvested restricted common stock. The unvested restricted stock will vest on August 12, 2023, August 12, 2024, and August 12, 2025.

(4)	Includes (a) 46,969 shares of restricted common stock that vests in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on August 7, 2021, 33.3% of the shares of restricted common stock vested on August 7, 2022, and 33.4% of the shares of restricted common stock will vest on August 7, 2023; (b) 104,628 shares of restricted common stock that vests in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on August 9, 2022, 33.3% of the shares of restricted common stock will vest on August 9, 2023, and 33.4% of the shares of restricted common stock will vest on August 9, 2024 and (c) 120,000 shares of restricted common stack that vests in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock will vest on August 12, 2023, 33.3% of shares of restricted common stock will vest on August 12, 2024, and 33.4% of shares of restricted common stock will vest on August 12, 2025.

(5)	Includes (a) 29,356 shares of restricted common stock that vests in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on August 7, 2021, 33.3% of the shares of restricted common stock vested on August 7, 2022, and 33.4% of the shares of restricted common stock will vest on August 7, 2023; (b) 65,393 shares of restricted common stock that vests in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock vested on August 9, 2022, 33.3% of the shares of restricted common stock will vest on August 9, 2023, and 33.4% of the shares of restricted common stock will vest on August 9, 2024 and (c) 75,000 shares of restricted common stack that vests in accordance with the following vesting schedule: 33.3% of the shares of restricted common stock will vest on August 12, 2023, 33.3% of shares of restricted common stock will vest on August 12, 2024, and 33.4% of shares of restricted common stock will vest on August 12, 2025.

(6)	The address of Mr. Lines is c/o Superior Drilling Products Inc.

(7)	The address of Mr. Iversen is c/o Superior Drilling Products Inc.

(8)	The address of Mr. Ronca is c/o Superior Drilling Products Inc.

(9)	The address of Mr. Cashion is c/o Superior Drilling Products Inc.

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

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accountant Fees

The following table sets forth the fees incurred for services performed by Moss Adams LLP:

	Years Ended December 31,
	2023	2022
Audit Fees	$273,301	$190,900
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$273,301	$190,900

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accountants

The charter of the Audit Committee and its pre-approval policy require that the Audit Committee review and pre-approve the Company’s independent registered public accounting firm’s fees for audit, audit-related, tax and other services. The Chairman of the Audit Committee has the authority to grant pre-approvals, provided such approvals are within the pre-approval policy and are presented to the Audit Committee at a subsequent meeting. For the year ended December 31, 2023, the Audit Committee approved 100% of the services described above under the captions “Audit Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements – see Index to Financial Statements appearing on page 31

(2) Financial Statement Schedules – None

(3) Exhibits –

Exhibit No.	Description

1.1	Placement Agency Agreement dated October 12, 2021, between Superior Drilling Products, Inc. and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 19,2021).

2.1	Agreement and Plan of Reorganization, dated December 15, 2013, between Meier Management Company, LLC, Meier Family Holding Company, LLC, and SD Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014S-1).

3.2	Articles of Amendment to Articles of Incorporation (name change) (incorporated by reference to Exhibit 3.5 to Amendment No. 2 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 6, 2014).

3.3	Bylaws with Exhibit A (incorporated by reference to Exhibit 3.3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

4.1*	Description of Company Securities.

10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.2	2014 Employee Stock Incentive Plan with forms of award agreements as Exhibits (incorporated by reference to Exhibit 10.2 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).†

10.3	Form of Executive Employment Agreement between SD Company, Inc. and Troy Meier, as CEO (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.4	Form of Executive Employment Agreement between SD Company, Inc. and Annette Meier, as President (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.5	Form of Executive Employment Agreement between SD Company, Inc. and Christopher Cashion, as CFO (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 30, 2014).†

10.6	Vendor Agreement between Superior Drilling Products, LLC, and Hughes Christensen, a division of Baker Hughes Oilfield Operations, Inc., dated October 28, 2013 with Exhibit A (incorporated by reference to Exhibit 10.6 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.7	Commercial Lease, dated August 15, 2013, between Meier Properties, Series LLC, as landlord, and Baker Hughes Oilfield Operations, Inc., as tenant (incorporated by reference to Exhibit 10.7 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

Exhibit No.	Description

10.8	Third Amendment to Loan Agreement (dated December 18, 2013), Second Amendment to Loan Agreement (dated June 15, 2009), First Amendment to Loan Agreement (dated December 10, 2007), and original Loan Agreement (dated August 10, 2007), between Tronco Energy Corporation, as borrower, Philco Exploration, LLC, as subsidiary, and Fortuna Asset Management LLC (and its assignee ACF Property Management, Inc. for the amendments). (Tronco Loan) (incorporated by reference to Exhibit 10.43 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.9	Second Amended and Restated Promissory Note, dated January 1, 2014, between Tronco Energy Corporation, as borrower, and ACF Property Management Inc. as lender (assignee from Fortuna Asset Management LLC). (Tronco Loan) (incorporated by reference to Exhibit 10.44 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.10	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc. as secured party; and Owner Consent to Pledge from Meier Family Holding Company, LLC, with respect to 95% of the limited liability company interests in Superior Drilling Products, LLC, each dated June 15, 2009. (Tronco Loan) (incorporated by reference to Exhibit 10.45 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.11	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc. as secured party; and Owner Consent to Pledge from Meier Management Company, LLC, with respect to 5% of the limited liability company interests in Superior Drilling Products, LLC, each dated June 15, 2009. (Tronco Loan) (incorporated by reference to Exhibit 10.46 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.12	Security Agreement Pledge between Tronco Energy Corporation, as debtor, and ACF Property Management Inc., as secured party; and Owner Consent to Pledge from Meier Management Company, with respect to 100% of the limited liability company interests in Superior Design and Fabrication, LLC, each dated December 18, 2013. (Tronco Loan) (incorporated by reference to Exhibit 10.47 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.13	Guaranty(s) from Gilbert Troy Meier Trust (dated August 10, 2009), and from Superior Drilling Products, LLC and Superior Design and Fabrication, LLC (dated December 18th, 2013), in favor of ACF Property Management, Inc., as lender. (Tronco Loan) (incorporated by reference to Exhibit 10.48 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.14	Loan Purchase Agreement between ACF Property Management Inc., as lender and seller, SD Company Inc., as buyer, and Tronco Energy Corporation, as borrower, dated January 1, 2014. (Tronco Loan) (incorporated by reference to Exhibit 10.49 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.15	Continuing Guaranty, dated May 20, 2011, by Superior Drilling Products, as guarantor, to Mountain America Federal Credit Union, as lender. (SABP Loans 1 and 2) (incorporated by reference to Exhibit 10.55 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.16	Lease, dated May 25, 2012, between Meier Properties, Series LLC, as lessor, and SABP, as lessee (incorporated by reference to Exhibit 10.56 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.17	Confirmation of Guaranties from Troy Meier, Annette Meier, the G. Troy Meier Trust, and the Annette Deuel Meier Trust, to Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.57 to Amendment No. 3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.18	Stock Pledge Agreement between Meier Management Company, LLC and Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.58 to Amendment No. 3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.19	Stock Pledge Agreement between Meier Family Holding Company, LLC and Superior Drilling Products, Inc. (incorporated by reference to Exhibit 10.59 to Amendment No. 3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 12, 2014).

10.20	Exclusive Manufacturing, Marketing, Sales and Consulting Agreement among Hard Rock Solutions, LLC, Extreme Technologies, LLC, Tenax Energy Solutions, LLC and Kevin Jones dated January 9, 2015 (incorporated by reference to Exhibit 10.45 to the Company’s annual report on form 10-K for the year ended December 31, 2014 filed on March 31, 2015.

Exhibit No.	Description

10.21	Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated April 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2015).

10.22	Form of Nonstatutory Stock Option Agreement (3 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.23	Form of Nonstatutory Stock Option Agreement (2 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.24	Form of Award of Restricted Stock (3 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.25	Form of Award of Restricted Stock (2 Year Vesting) under the 2015 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2015).

10.26	2015 Long Term Incentive Plan effective June 15, 2015 (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2015).

10.27	Second Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated September 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2015).

10.28++	Business Agreement between Hard Rock Solutions, LLC and Baker Hughes Oilfield Operations, Inc. dated January 25, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 29, 2016).

10.29	Loan and Security Agreement among Superior Drilling Products, Inc., Superior Drilling Solutions, LLC, Hard Rock, LLC and Extreme Technologies, LLC as co-Borrowers and Federal National Commercial Credit as Lender date March 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

10.30	Form of Fully Vested Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 10, 2016).

10.31	Distribution Agreement between Hard Rock Solutions, LLC and Drilling Tools International, Inc. dated May 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2016).

10.32	Promissory Note from Superior Drilling Products Inc. in favor of the Donald A. Foss Revocable Living Trust dated August 5, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2016).

10.33	Warrant issued by Superior Drilling Products, Inc. in favor of the Donald A. Foss Revocable Living Trust dated August 5, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 11, 2016).

10.34	Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated August 10, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 11, 2016).

Exhibit No.	Description

10.35	Amended and Restated Distribution Agreement between Hard Rock Solutions, LLC and Drilling Tools International, Inc. dated August 30, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2016).

10.36	Special Warranty Deed between MPS and SABP dated February 9, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2017).

10.37	Termination of Real Property Lease between MPS and SABP dated February 9, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2017).

10.38	Second Amended and Restated Loan Agreement between the Company and Tronco Energy Corporation dated August 8, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2017).

10.39	Second Amended and Restated Promissory Note between the Company and Tronco Energy Corporation dated August 8, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2017).

10.40	Letter Agreement between Superior Drilling Solutions, LLC and Baker Hughes Oilfield Operations LLC dated October 27, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2017).

10.41	Commercial Lease between Alan Pitts & Mikaela Allmand and Hard Rock Solutions, LLC dated August 27,2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on August 30, 2018).

10.42++	Vendor Agreement dated effective April 1, 2018 between Superior Drilling Solutions, LLC and Baker Hughes Oilfield Operations LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2018).

10.43	Form of Stock Option Agreement under 2015 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018).

10.44	Form of Restricted Stock Unit Agreement under 2015 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018).

10.45	Fourth Amended and Restated Promissory Note from Hard Rock Solutions, LLC and Superior Drilling Solutions, LLC in favor of WMAFC, Inc. dated November 21, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2018).

10.46	Sale-leaseback agreement dated November 12, 2020 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2020).

Exhibit No.	Description

10.47	Share Purchase Agreement dated October 14, 2021, between Superior Drilling Products, Inc. and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2021).

10.48	Exclusive Channel Partner and Distribution Agreement with Bin Zayed Petroleum for Investment Ltd. dated effective June 26, 2022 between Hard Rock Solutions, LLC and Superior Drilling Products, Inc. (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 29, 2022).

10.49	Second Amendment to Third Amended and Restated Loan Agreement between the Company and Tronco Energy Corporation dated January 31, 2023 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2023).

10.50	Second Amendment to Third Amended and Restated Promissory Note between the Company and Tronco Energy Corporation dated January 31, 2023 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2023).

10.51	Loan Agreement among Superior Drilling Products, Inc., Vast Bank, National Association, and the guarantors named therein dated July 28, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

10.52	Term Loan Promissory Note between Superior Drilling Products, Inc. and Vast Bank, National Association dated July 28, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

10.53	Revolving Line Promissory Note between Superior Drilling Products, Inc. and Vast Bank, National Association dated July 28, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

10.54	Business Manager Agreement (Domestic) between Vast Bank, National Association and Superior Drilling Company, Inc. dated July 28, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

10.55	Business Manager Agreement (International) between Vast Bank, National Association and Superior Drilling Company, Inc. dated July 28, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

10.56

First Amendment to Commercial Lease dated July 17, 2023 between Ernest M. Cherry, Jr. Revocable Trust and Carole A. Cherry Revocable Trust, as landlord, and Meier Properties, Series LLC, as tenant (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Moss Adams LLP

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier and Christopher D. Cashion.

97.1	Superior Drilling Products, Inc. Compensation Clawback Policy dated September 18, 2023

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Schema

101.CAL	Inline XBRL Calculation

101.DEF	Inline XBRL Definition

101.LAB	Inline XBRL Label

101.PRE	Inline XBRL Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

†	Indicates a management contract or compensatory plan, contract or arrangement.
++	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission and this exhibit has been filed separately with the Securities and Exchange Commission in connection with such request.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR DRILLING PRODUCTS, INC.

March 15, 2024	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer (Principal Executive Officer)

March 15, 2024	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 15, 2024	By:	/s/ ANNETTE MEIER
Annette Meier, President, Chief Operating Officer and Director

March 15, 2024	By:	/s/ JAMES LINES
James Lines, Director

March 15, 2024	By:	/s/ ROBERT IVERSEN
Robert Iversen, Director

March 15, 2024	By:	/s/ MICHAEL RONCA
Michael Ronca, Director

