Form 10-Q
period 2024-03-31
Superior Drilling Products, Inc.
filed 2024-05-15
CIK 1600422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 14, 2024, the registrant had 30,391,244 shares of its common stock issued and outstanding.

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

Drilling Tools International Corporation Transaction

●	the risk that the proposed transaction may not be completed in a timely manner or at all;

●	the failure to receive, on a timely basis or otherwise, the required approvals of the proposed transaction by the Company’s shareholders;

●	the possibility that any or all of the various conditions to the consummation of the proposed transaction may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals);

●	the possibility that competing offers or acquisition proposals for the Company will be made;

●	the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive transaction agreement relating to the proposed transaction, including in circumstances which would require the Company to pay a termination fee;

●	the effect of the announcement or pendency of the proposed transaction on the Company’s ability to attract, motivate or retain key executives and employees, its ability to maintain relationships with its customers, suppliers and other business counterparties, or its operating results and business generally;

●	risks related to the proposed transaction diverting management’s attention from the Company’s ongoing business operations;

●	the amount of costs, fees and expenses related to the proposed transaction;

●	the risk that the Company’s stock price may decline significantly if the proposed transaction is not consummated; and

●	the risk of shareholder litigation in connection with the proposed transaction, including resulting expense or delay.

Business

●	the volatility of oil and natural gas prices;

●	the cyclical nature of the oil and gas industry;

●	our reliance on significant customers;

●	the risk in implanting strategic options as recommended by Piper Sandler

●	consolidation within our customers’ industries;

ii

●	competitive products and pricing pressures;

●	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries, specifically the Middle East region and Eastern Europe;

●	our ability to develop and commercialize new and/or innovative drilling and completion tool technologies;

●	fluctuations in our operating results;

●	our dependence on key personnel;

●	costs and availability of raw materials;

●	our dependence on third party suppliers;

●	unforeseen risks in our manufacturing processes;

●	the need for skilled workers;

●	availability of financing and access to capital markets;

●	our ability to successfully manage our growth strategy;

●	unanticipated risks associated with, and our ability to integrate, acquisitions;

●	our expectations regarding the reconsideration of strategic alternatives in the event a transaction is not completed;

●	the potential impact of the coronavirus, variants of the coronavirus or other major health crises on our business and results of operations, including the impact to our supply chain;

●	terrorist threats or acts, war and civil disturbances;

●	our ability to protect our intellectual property;

●	impact of environmental matters, including future environmental regulations;

●	implementing and complying with safety policies;

●	breaches of security in our information systems and other cybersecurity risks;

●	related party transactions with our founders; and

●	risks associated with our common stock.

iii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Superior Drilling Products, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash	$2,080,224	$2,670,626
Accounts receivable	2,355,947	2,670,361
Prepaid expenses	323,214	335,152
Inventories	2,695,666	2,706,491
Other current assets	433,090	373,587
Total current assets	7,888,141	8,756,217
Property, plant and equipment, net	11,037,332	11,242,251
Right of use assets	395,453	451,094
Deferred tax asset	6,407,195	6,387,240
Other noncurrent assets	199,816	199,816
Total assets	$25,927,937	$27,036,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,775,936	$1,547,619
Accrued expenses	1,300,744	870,060
Income tax payable	651,081	626,455
Current portion of operating lease liability	55,019	54,034
Current portion of financial obligation	86,685	83,648
Current portion of long-term debt, net of discounts	543,771	635,273
Total current liabilities	4,413,236	3,817,089
Operating lease liability, less current portion	278,751	325,480
Long-term financial obligation, less current portion	3,930,595	3,954,373
Long-term debt, less current portion, net of discounts	1,557,351	1,609,868
Deferred income	675,000	675,000
Total liabilities	10,854,933	10,381,810
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock - $0.001 par value; 100,000,000 shares authorized; 30,391,244 shares issued and outstanding	30,391	30,391
Additional paid-in-capital	45,315,307	45,074,723
Accumulated deficit	(30,272,694)	(28,450,306)
Total shareholders’ equity	15,073,004	16,654,808
Total liabilities and shareholders’ equity	$25,927,937	$27,036,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$4,946,216	$6,281,214
Operating cost and expenses
Cost of revenue	2,305,068	2,238,597
Selling, general, and administrative expenses	2,130,488	2,338,841
Depreciation and amortization expense	351,213	326,014
Total operating cost and expenses	4,786,769	4,903,452
Operating income	159,447	1,377,762
Other income (expense)
Interest income	20,691	16,898
Interest expense	(194,008)	(154,091)
Acquisition related expenses	(1,748,277)	-
Recovery of related party note receivable	-	350,262
Loss on disposition of assets	(5,819)	-
Total other income (expense)	(1,927,413)	213,069
Income (loss) before income taxes	(1,767,966)	1,590,831
Income tax expense	(54,422)	(77,612)
Net income (loss)	$(1,822,388)	$1,513,219

Earnings (loss) per common share - basic	$(0.06)	$0.05
Weighted average common shares outstanding - basic	30,391,244	29,245,080

Earnings (loss) per common share - diluted	$(0.06)	$0.05
Weighted average common shares outstanding - diluted	30,391,244	29,305,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(1,822,388)	$1,513,219
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	351,215	326,014
Amortization of right-of-use assets	55,641	51,257
Share-based compensation expense	240,584	227,148
Deferred tax asset	(19,955)	-
Loss on disposition of rental fleet	2,806	-
Loss on sale or disposition of assets	3,013	-
Amortization of deferred loan cost	4,519	3,087
Changes in operating assets and liabilities:
Accounts receivable	314,414	(718,533)
Inventories	10,825	(167,601)
Prepaid expenses and other current assets	(47,565)	(1,954)
Accounts payable, accrued expenses, and other liabilities	578,315	(262,804)
Income tax payable	24,626	75,547
Net cash provided by (used in) operating activities	(303,950)	1,045,380
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(122,483)	(1,567,524)
Proceeds from the sale of assets	5,310	-
Proceeds from recovery of related party note receivable	-	350,262
Net cash used in investing activities	(117,173)	(1,217,262)
Cash Flows from Financing Activities
Principal payments on debt	(241,985)	(213,905)
Proceeds received from debt borrowings	72,706	-
Payments on revolving loan	-	(472,089)
Proceeds received from revolving loan	-	655,754
Net cash used in financing activities	(169,279)	(30,240)
Net decrease in cash	(590,402)	(202,122)
Cash at beginning of period	2,670,626	2,158,025
Cash at end of period	$2,080,224	$1,955,903

Supplemental information:
Cash paid for interest	$192,461	$151,107
Property, plant and equipment in accounts payable	$34,942	$381,064
Disposal of asset held for sale	$-	$216,000
Right of use assets obtained in exchange for lease obligations	$-	$19,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Drilling Products, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2023	30,391,240	$30,391	$45,074,723	$(28,450,306)	$16,654,808
Share-based compensation expense	4	-	240,584	-	240,584
Net loss	-	-	-	(1,822,388)	(1,822,388)
Balance - March 31, 2024	30,391,244	$30,391	$45,315,307	$(30,272,694)	$15,073,004

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance - December 31, 2022	29,245,080	$29,245	$43,943,928	$(35,886,351)	$8,086,822
Share-based compensation expense	-	-	227,148	-	227,148
Net income	-	-	-	1,513,219	1,513,219
Balance - March 31, 2023	29,245,080	$29,245	$44,171,076	$(34,373,132)	$9,827,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

Superior Drilling Products, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Superior Drilling Products, Inc. (the “Company”, “SDPI”, “we”, “our” or “us”) is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling industry. Our drilling solutions include the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool”) and the patented Strider™ Drill String Oscillation System technology (“Strider technology” or “Strider”). In addition, the Company is a manufacturer and refurbisher of PDC (polycrystalline diamond compact) drill bits for leading oil field services companies. We operate a state-of-the-art drill tool fabrication facility, in Vernal Utah, where we manufacture solutions for the drilling industry, as well as customers’ custom products. We also operate a repair facility in Dubai. Our headquarters are also located in Vernal, Utah.

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

On March 6, 2024 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Drilling Tools International Corporation, a Delaware corporation (“DTI”), DTI Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Parent (“Merger Sub I”), and DTI Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Parent (“Merger Sub II” and together with Merger Sub I, “Merger Subs”). Capitalized terms used but not otherwise defined in the Form 8-K, filed on March 7, 2024, have the meanings given to them in the Merger Agreement.

The Merger and the Merger Agreement were unanimously adopted by the Company Board based upon the recommendation of the special committee of disinterested directors of the Company Board that was established to evaluate potential strategic transactions, including those contemplated by the Merger Agreement (the “Company Special Committee”), and the Company Board has recommended that shareholders of the Company vote in favor of the approval of the Merger Agreement.

In connection with the proposed Merger, DTI prepared and filed with the SEC on May 10, 2024 a registration statement on Form S-4 that included a combined proxy statement/prospectus of the Company and DTI.

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

These condensed consolidated financial statements for the three months ended March 31, 2024 and 2023, and the related footnote disclosures included herein, are unaudited. The preparation of financial statements in conformity with GAAP requires the use of management’s estimates. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations expected for the year ended December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2023 and 2022 and the notes thereto, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”).

Significant Accounting Policies

The Company’s accounting policies are set forth in Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC. There were no significant updates or revisions to our accounting policies during the three months ended March 31, 2024, except as noted below.

Income Taxes

The Company follows guidance under ASC Topic 740-270 Income Taxes, which requires that an estimated annual effective tax rate is applied to year-to-date ordinary income (loss). At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. The tax effect of discrete items is recorded in the quarter in which the discrete events occur.

For the three months ended March 31,2024, no reserves for uncertain tax positions have been recorded. The Company will continue to monitor this position each interim period.

Concentrations of Credit Risk

The Company has two significant customers that represented 85% and 87% of its revenue for the three months ended March 31, 2024 and 2023, respectively. These customers had approximately $1,927,000 and $1,880,000 in accounts receivable as of March 31, 2024 and December 31, 2023, respectively.

The Company had two vendors that represented 45% and 13% of its purchases for each of the three months ended March 31, 2024 and 2023, respectively. These vendors had approximately $104,000 and $136,000 in accounts payable as of March 31, 2024 and December 31, 2023, respectively.

Cash and Restricted Cash

Cash and restricted cash were comprised of the following:

	March 31,	December 31,
	2024	2023
Cash	$1,960,164	$2,504,487
Restricted cash	120,060	166,139
Cash and restricted cash	$2,080,224	$2,670,626

Recent accounting pronouncements not yet adopted:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendment also includes other changes to improve the effectiveness of income tax disclosures, including further disaggregation of income taxes paid for individually significant jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024. Adoption of this ASU should be applied on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

2. REVENUE

Disaggregation of Revenue

The following table presents revenue disaggregated by type:

	Three Months Ended March 31,
	2024	2023
Tool revenue:
Tool and product sales	$731,320	$1,537,380
Tool rental	697,066	806,153
Other related revenue	1,552,812	1,910,676
Total tool revenue	2,981,198	4,254,209
Contract services	1,965,018	2,027,005
Total revenue	$4,946,216	$6,281,214

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606.

Contract Costs

We did not incur any material costs of obtaining contracts.

3. INVENTORIES

Inventories were comprised of the following:

	March 31,	December 31,
	2024	2023
Raw material	$1,886,200	$1,835,850
Work in progress	678,255	728,840
Finished goods	131,211	141,801
Total inventories	$2,695,666	$2,706,491

4. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment was comprised of the following:

	March 31,	December 31,
	2024	2023
Land	$880,416	$880,416
Buildings	4,340,078	4,340,078
Leasehold improvements	946,247	946,247
Machinery, equipment, and rental tools	16,502,768	16,462,886
Office equipment, fixtures and software	278,158	278,158
Transportation assets	334,466	261,760
Property, plant and equipment, gross	23,282,133	23,169,545
Accumulated depreciation	(12,244,801)	(11,927,294)
Total property, plant and equipment, net	$11,037,332	$11,242,251

Depreciation expense related to property, plant and equipment for the three months ended March 31, 2024 and 2023 was $351,215 and $284,347 respectively.

5. INTANGIBLE ASSETS

Intangible assets were fully depreciated during 2023.

Amortization expense related to intangible assets for the three months ended March 31, 2024 and 2023 was $0 and $41,667, respectively.

6. RELATED PARTY RECEIVABLE

In January 2014, we entered into a Note Purchase and Sale Agreement under which we agreed to purchase a loan made to Tronco Energy Corporation (“Tronco”) in order to take over the legal position as Tronco’s senior secured lender. Tronco is an entity owned by Troy and Annette Meier. Effective August 2017, the Company fully reserved the related party note receivable of $6,979,043, which reduced the related party note receivable balance to $0. The Company continues to hold the 8,267,860 shares of the Company’s common stock as collateral. The Company will record a recovery of the loan upon receiving repayment of the note or interest in other income. On March 31, 2024, the Company entered into a fifth amended and restated loan agreement and note with Tronco.

Pursuant to the fifth amended and restated loan agreement, Tronco will make payments to the Company of $750,000 annually commencing on September 30, 2024 through March 31, 2033, provided that the final payment shall include all remaining outstanding principal and interest. Notwithstanding this, all principal and interest shall be due and payable by Tronco on the closing date of the transaction contemplated by the Agreement and Plan of Merger dated March 6, 2024 among the Company, Drilling Tools International Corporation (“DTI”). DTI and the Meiers have held discussions regarding the post-closing treatment of the Tronco Note. As of the date of this quarterly report on Form 10-Q, no definitive terms or agreements have been reached between DTI and the Meiers on this matter. The Tronco note balance, including accrued interest, was approximately $6,752,000 and $6,703,000 as of March 31, 2024 and December 31, 2023, respectively.

7. LEASES

The Company leases certain facilities Utah and Dubai under long-term operating leases with lease terms of one year to two years. The operating lease expense was approximately $63,000 and $63,000 for the three months ended March 31, 2024 and 2023, respectively.

Other information related to operating leases:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$53,585	$54,138
Weighted average remaining lease-term (in years)	1.5	2.7
Weighted average discount rate	7.25%	7.25%

8. LONG-TERM DEBT

Long-term debt is comprised of the following:

	March 31,	December 31,
	2024	2023
Loan Agreement, net of discount	$1,450,760	$1,518,947
Machinery loans	485,729	522,520
Transportation loan	74,419	6,981
Insurance loan	90,214	196,693
Total long-term debt	2,101,122	2,245,141
Less: current portion of long-term debt, net of discounts	(543,771)	(635,273)
Total long-term debt, less current portion, net of discounts	$1,557,351	$1,609,868

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

The interest rate per annum applicable to the Revolving Line is the greater of (a) Prime plus 1.00% and (b) 7.50%, which was 9.50% at March 31, 2024. The interest rate per annum applicable to the Term Loan is 8.18%. Payments of principal and interest monthly on the Term Loan, and interest only on the Revolving Line, commenced on August 28, 2023. The balance of principal and interest on both Loans will be due upon maturity, if not sooner repaid. The Company may prepay and/or repay the Loans, in whole or in part, at any time without premium or penalty, subject to certain conditions. The balance of the Revolving Line and Term Loan totaled approximately $0 and $1,451,000 as of March 31, 2024, respectively.

The Loan Agreement contains customary covenants limiting, among other things, the incurrence of additional indebtedness, the creation of liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other payments in respect of equity interests, acquisitions, investments, loans and guarantees, subject, in each case, to customary exceptions, thresholds and baskets. The Loan Agreement also includes certain financial covenants which include a current assets/liabilities ratio, a debt service coverage ratio and a leverage ratio, as defined in the Loan Agreement. The Loan Agreement also contains customary events of default. As of March 31, 2024, the Company was in compliance with all covenants.

The Company’s obligations under the Loan Agreement are guaranteed by the Guarantors, and the obligations of the Company and any Guarantors are secured by a perfected first priority security interest in substantially all of the existing and future personal property of the Company and each Guarantor, subject to certain exceptions as noted in the Loan Agreement.

Machinery Loans

The Company financed the purchase of machinery and equipment through various loans. The outstanding loans have interest rates ranging from 5.50% to 5.94%, and repayment terms of 48-60 months. The balance of the machinery loans totaled approximately $486,000 and $523,000 as of March 31, 2024 and December 31, 2023, respectively.

Transportation Loan

In January 2024, the Company financed a new vehicle with a new loan agreement. The term of the loan is 72 months and matures in January 2030. The interest rate of the loan is 1.9%. The loan is collateralized by the vehicle.

The Company financed the purchase of a vehicle with a loan agreement. The term of the loan is 60 months and matures in June 2024. The interest rate of the loan is 6.99%. The loan is collateralized by the vehicle.

Insurance Loan

The Company financed insurance premiums with two loan agreements. The first loan matured in March 2024 and the second loan matures in July 2024. The balance of the insurance loans totaled approximately $90,000 and $197,000 as of March 31, 2024 and December 31, 2023, respectively.

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

The Company received cash of $1,622,106, retired real estate debt of $2,638,773 and recorded a financing obligation liability of $4,260,879 related to the transaction. There was no gain recorded since sale accounting was precluded. The financing obligation has an implied interest rate of 6.0%. At the conclusion of the fifteen-year lease period, the financing obligation residual is estimated to be $2,188,710, which corresponds to the carrying value of the property. The Company paid $20,742 and $ 18,971 of principal during the three months ended March 31, 2024 and 2023, respectively.

The financing obligation liability is summarized below:

	March 31,	December 31,
	2024	2023
Financing obligation for sale-leaseback transaction	$4,017,280	$4,038,021
Current principal portion of finance obligation	(86,685)	(83,648)
Non-current portion of financing obligation	$3,930,595	$3,954,373

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

11. EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share of common stock have been computed as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$(1,822,388)	$1,513,219
Denominator:
Weighted average shares of common stock outstanding - basic	30,391,244	29,245,080
Effect of dilutive options	-	60,130
Weighted average shares of common stock outstanding - diluted	30,391,244	29,305,216

Earnings (loss) per common share - basic	$(0.06)	$0.05
Earnings (loss) per common share - diluted	$(0.06)	$0.05

For the period ended March 31, 2024, the Company excluded 507,771 shares for the dilutive effect of options and restricted stock units in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for the period.

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

Our operating segments are not evaluated using asset information.

The following table summarizes information about our segments:

	Three Months Ended March 31,
	2024	2023
Revenues:
North America	$4,249,150	$5,475,061
International	697,066	806,153
Total revenue	$4,946,216	$6,281,214

Operating income:
North America	$2,205,906	$3,605,959
International	76,754	109,810
Corporate costs, unallocated	(2,123,213)	(2,338,007)
Total operating income	$159,447	$1,377,762

North America revenue includes revenue from operations in Mexico totaling approximately $120,000 and $15,000 for the three months ended March 31, 2024 and 2023, respectively. The remainder of the North America revenue was derived from operations in the United States of America.

Information about products and services

See Note 2 – Revenue.

NOTE 13. TRANSFER OF FINANCIAL ASSETS

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

Generally, at the transfer date, the Company receives cash equal to 90% of the value of the sold domestic accounts receivable and 60% of the value of the sold international accounts receivable, less the service charge. The remaining balance is held back as a reserve. The reserve balance is carried at fair value, which is remeasured monthly to take into account activity during the period (the Company’s interest in newly-transferred receivables and collections on previously transferred receivables), as well as changes in estimates of future interest rates and anticipated credit losses. Fluctuations in interest rates and revised estimates of credit losses were zero as of March 31, 2024 and December 31, 2023. The carrying amount of the reserve was $120,060 and $166,139 as of March 31, 2024 and December 31, 2023, respectively, and is classified within cash and restricted cash on the condensed consolidated balance sheet.

The Company accounts for trade receivable transfers as sales and derecognizes the sold receivables from the condensed consolidated balance sheets. During the three months ended March 31, 2024, the Company sold receivables to the Lender having an aggregate face value of $2,494,950 in exchange for cash proceeds of $2,463,764. Cash received from the selling of receivables are presented as a change in trade receivables within the operating activities section of the consolidated statements of cash flows. Service fees for the period totaled $31,905, which are initially recorded as prepaids in the condensed consolidated balance sheets and amortized over 45 days. The Company recognized expense of $32,924 related to the service fees for the three months ended March 31, 2024, which is included in interest expense in the condensed consolidated statements of operations. The outstanding principal amount of the receivables sold under this facility amounted to $971,852 as of March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Superior Drilling Products, Inc. is an innovative drilling and completion tool technology company providing cost saving solutions that drive production efficiencies for the oil and natural gas drilling industry. Our headquarters and manufacturing operations are located in Vernal, Utah. Our drilling solutions include the patented Drill-N-Ream® well bore conditioning tool (“Drill-N-Ream tool”) and the patented Strider™ Drill String Oscillation System technology (“Strider technology” or “Strider”). In addition, the Company is a manufacturer of Drill-N-Ream tools and refurbisher of PDC (polycrystalline diamond compact) drill bits for leading oil field services companies. We operate a state-of-the-art drill tool fabrication facility, where we manufacture solutions for the drilling industry, as well as customers’ custom products in both the United States and the Middle East.

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

Merger

On March 6, 2024, Superior Drilling Products, Inc., a Utah corporation (the “Company” or “we”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Drilling Tools International Corporation, a Delaware corporation (“DTI”), DTI Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Parent (“Merger Sub I”), and DTI Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Parent (“Merger Sub II” and together with Merger Sub I, “Merger Subs”). Capitalized terms used but not otherwise defined in this Current Report on Form 8-K have the meanings given to them in the Merger Agreement.

The Merger and the Merger Agreement were unanimously adopted by the Company Board based upon the recommendation of the special committee of disinterested directors of the Company Board that was established to evaluate potential strategic transactions, including those contemplated by the Merger Agreement (the “Company Special Committee”), and the Company Board has recommended that shareholders of the Company vote in favor of the approval of the Merger Agreement.

In connection with the proposed Merger, DTI prepared and filed with the SEC on May 10, 2024 a registration statement on Form S-4 that included a combined proxy statement/prospectus of the Company and DTI.

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

The total U.S. rig count as reported by Baker Hughes as of March 31, 2024 was 621 rigs, a decrease of 134 rigs from the rig count as of March 31, 2023.

The Middle East market is growing. Total rig count in that region as of March 31, 2024 was 344 compared with 323 at the same time last year.

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

Other income (expense) for 2023, net is comprised primarily of interest expense and recovery of a fully reserved related party note receivable. Other income (expense), net for 2024 is comprised primarily of acquisition costs.

Results of Operations

	Three Months Ended March 31,
	2024		2023
Revenue
Tool revenue	$2,981,198	60%	$4,254,209	68%
Contract services	1,965,018	40%	2,027,005	32%
Total revenue	4,946,216	100%	6,281,214	100%
Operating cost and expenses
Cost of revenue	2,305,068	47%	2,238,597	36%
Selling, general, and administrative expenses	2,130,446	43%	2,338,841	37%
Depreciation and amortization expense	351,213	7%	326,014	5%
Total operating cost and expenses	4,786,727	97%	4,903,452	78%
Operating income	159,447	3%	1,377,762	22%
Other income (expense)	(1,927,413)	-39%	213,069	3%
Income (loss) before income taxes	(1,767,966)	-36%	1,590,831	25%
Income tax expense	(54,422)	-1%	(77,612)	-1%
Net income (loss)	$(1,822,388)	-37%	$1,513,219	24%

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

Our revenue decreased approximately $1,335,000, or 21%, for the three months ended March 31, 2024 compared with the same period in the prior year. The decrease was driven by approximately $1,273,000, or 30%, decrease in tool revenue largely reflecting the drop in U.S. rig count. Contract services revenue decreased by $62,000, or 3%, over the prior year.

Operating Costs and Expenses

Cost of Revenue

Cost of revenue increased approximately $66,000 or 3%, for the three months ended March 31, 2024 compared with the same period in the prior year. This increase reflects the underutilization of manufacturing resources given the reduced demand, as well as the net impact of lower repair costs and domestic headcount offset by increased international headcount, operating supplies and travel in the Middle East. Domestic cost of revenue decreased by 16% while international cost of revenue increased by 19%.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased approximately $208,000, or 9%, for the three months ended March 31, 2024 compared with the same period in the prior year. The decrease was the result of a decrease in legal fees.

Depreciation and amortization expenses

Depreciation and amortization expenses increased approximately $25,000 or 8%, for the three months ended March 31, 2024 compared with the same period in the prior year. The increase was primarily due to capitalization of fixed asset projects and an increase in rental tools being put into service in the Middle East.

Other Income (Expenses)

Acquisition related expenses

Acquisition related expenses totaled approximately $1,748,000 for the three months ended March 31, 2024. These expenses pertain to legal and professional fees related to the Agreement and Plan of Merger with Drilling Tools International Corporation.

Interest Expense

Interest expense increased approximately $40,000, or 26%, for the three months ended March 31, 2024 compared with the same period in the prior year. The increase was due primarily to an increase in interest rates and an increase in customer quick-pay options.

Liquidity and Capital Resources

At March 31, 2024, we had working capital of approximately $ 3,475,000. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures and debt service payments. Our operational and financial strategies include managing our operating costs and capital spending to reflect revenue trends, accelerating collections of international receivables, and controlling our working capital and debt to enhance liquidity.

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

The interest rate per annum applicable to the Revolving Line is the greater of (a) Prime plus 1.00% and (b) 7.50%, which was 9.50% at March 31, 2024. The interest rate per annum applicable to the Term Loan is 8.18%. Payments of principal and interest monthly on the Term Loan, and interest only on the Revolving Line, commenced on August 28, 2023. The balance of principal and interest on both Loans will be due upon maturity, if not sooner repaid. The Company may prepay and/or repay the Loans, in whole or in part, at any time without premium or penalty, subject to certain conditions. The balance of the Revolving Line and Term Loan totaled approximately $0 and $1,451,000 as of March 31, 2024, respectively.

The Loan Agreement contains customary covenants limiting, among other things, the incurrence of additional indebtedness, the creation of liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other payments in respect of equity interests, acquisitions, investments, loans and guarantees, subject, in each case, to customary exceptions, thresholds and baskets. The Loan Agreement also includes certain financial covenants which include a current assets/liabilities ratio, a debt service coverage ratio and a leverage ratio, as defined in the Loan Agreement. The Loan Agreement also contains customary events of default. As of March 31, 2024, the Company was in compliance with all covenants.

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

Generally, at the transfer date, the Company receives cash equal to 90% of the value of the sold domestic accounts receivable and 60% of the value of the sold international accounts receivable, less the service charge. The remaining balance is held back as a reserve. The reserve balance is carried at fair value, which is remeasured monthly to take into account activity during the period (the Company’s interest in newly-transferred receivables and collections on previously transferred receivables), as well as changes in estimates of future interest rates and anticipated credit losses. Fluctuations in interest rates and revised estimates of credit losses were zero as of March 31, 2024 and December 31, 2023. The carrying amount of the reserve was $120,060 and $166,139 as of March 31, 2024 and December 31, 2023, respectively, and is classified within cash and restricted cash on the condensed consolidated balance sheet.

The Company accounts for trade receivable transfers as sales and derecognizes the sold receivables from the condensed consolidated balance sheets. During the three months ended March 31, 2024, the Company sold receivables to the Lender having an aggregate face value of $2,494,950 in exchange for cash proceeds of $2,463,764. Cash received from the selling of receivables are presented as a change in trade receivables within the operating activities section of the consolidated statements of cash flows. Service fees for the period totaled $31,905, which are initially recorded as prepaids in the condensed consolidated balance sheets and amortized over 45 days. The Company recognized expense of $32,924 related to the service fees for the three months ended March 31, 2024, which is included in interest expense in the condensed consolidated statements of operations. The outstanding principal amount of the receivables sold under this facility amounted to $971,852 as of March 31, 2024.

Financing Obligation Liability

We have a financing obligation liability related to a failed sale-leaseback transaction. The balance of the financing obligation was approximately $4,017,280 as of March 31, 2024.

For more details on the terms of this transaction, see Note 9 – Financing Obligation Liability of the notes to condensed consolidated financial statements within this Quarterly Report on Form 10-Q.

Machinery Loans

The Company financed the purchase of machinery and equipment through various loans. The outstanding loans have interest rates ranging from 5.50% to 5.94%, and repayment terms of 48-60 months. The balance of the machinery loans totaled approximately $486,000 and $522,000 as of March 31, 2024 and December 31, 2023, respectively.

Cash Flow

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by operating activities	$(303,950)	$1,045,380
Net cash used in investing activities	(117,173)	(1,217,262)
Net cash used in financing activities	(169,279)	(30,240)
Net decrease in cash	$(590,402)	$(202,122)

Operating Cash Flows

For the three months ended March 31, 2024, net cash used in operating activities was approximately $299,000. Included in operating activities is approximately $1,748,000 in acquisition-related costs associated with the Drilling Tools International merger. The Company had approximately $1,822,388 of net loss, offset by $658,000 of non-cash expenses and $868,076 increase in working capital accounts.

For the three months ended March 31, 2023, net cash provided by operating activities was approximately $1,045,000. The Company had approximately $1,513,000 of net income, $608,000 of non-cash expenses, offset by $1,075,000 decrease in working capital accounts.

Investing Cash Flows

For the three months ended March 31, 2024, net cash used in investing activities was approximately $122,000, primarily related to purchases of property, plant and equipment. These investments are for miscellaneous equipment for the Middle East repair center and a transportation vehicle.

For the three months ended March 31, 2023, net cash used in investing activities was approximately $1,217,000, primarily related to purchases of property, plant and equipment, offset by approximately $350,000 related to proceeds from recovery of the Tronco note receivable. The investment in property, plant and equipment was related to an increase of the DNR rental fleet and expand capacity for all manufacturing capabilities, which is expected to enable the Company to add new customers, increase volumes, and grow in potential new product lines.

Financing Cash Flows

For the three months ended March 31, 2024, net cash used in financing activities was approximately $169,000, primarily related to principal payments on debt of approximately $242,000, offset by proceeds of approximately $73,000.

For the three months ended March 31, 2023, net cash used in financing activities was approximately $30,000, primarily related to principal payments on debt of approximately $214,000, offset by net proceeds from the revolving loan of approximately $184,000.

Off Balance Sheet Arrangements

The Company had no off balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from those disclosed on our Annual Report on Form 10-K for the year ended December 31, 2023. Please refer to information regarding our critical accounting policies and estimates included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the or the year ended December 31, 2023.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to litigation that arises from time to time in the ordinary course of our business activities. In February 2019, the Company filed a patent infringement lawsuit in the United States District Court for the Western District of Louisiana, Lafayette Division, asserting that Stabil Drill Specialties, LLC’s (“Stabil Drill”) Smoothbore Eccentric Reamer infringes the patents of Extreme Technologies, LLC (one of our subsidiaries) on our patented Drill-N-Ream tool. The lawsuit was subsequently moved from Louisiana to the United States District Court for the Southern District of Texas, Houston Division. Additionally, on May 20, 2019, Extreme Technologies, LLC sued Short Bit & Tool Co. and Lot William Short, Jr. (“Defendants”) in the Northern District of Texas-Dallas Division for their work manufacturing the Smoothbore Eccentric Reamer for Stabil Drill. The Dallas lawsuit is stayed pending resolution of the first-filed, Houston suit. On October 1, 2020, Superior Energy Services, Stabil Drill’s parent company, filed for bankruptcy, which resulted in a brief, automatic stay of the litigation. Superior Energy Services announced on February 2, 2021, that it successfully completed its financial restructuring and emerged from Chapter 11 bankruptcy, but this bankruptcy did not affect Extreme Technologies’ claims against Stabil Drill. On March 9, 2021, the Court lifted the automatic bankruptcy stay, and on May 12, 2021, the Court denied Stabil Drill’s motion for summary judgment of non-infringement. On May 23, 2022, the Court issued its Order on Claim Construction of the patents, adopting Extreme Technologies’ proffered interpretation on the disputed claim terms. On February 13, 2023, the lawsuit was reassigned to United States District Judge Drew B. Tipton and United States Magistrate Judge Peter Bray. On March 27, 2023, Magistrate Bray entered an amended Scheduling Order. In accordance with such amended Scheduling Order, fact discovery ended on April 14, 2023, and expert discovery is scheduled to end on or before June 8, 2023. The parties are preparing this case for trial and expect a jury trial setting.in summer of 2024.

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

2.2

Agreement and Plan of Merger, dated as of March 6, 2024, by and among the Company, Parent, Merger Sub I and Merger Sub II (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 7, 2024).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014 S-1).

3.2	Articles of Amendment to Articles of Incorporation (name change) (incorporated by reference to Exhibit 3.5 to Amendment No. 2 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on May 6, 2014).

3.3	Bylaws with Exhibit A (incorporated by reference to Exhibit 3.3 to the Registrant’ s Registration Statement on Form S-1 (Registration No. 333- 195085) filed with the SEC on April 7, 2014).

10.1	Voting Agreement dated as of March 6, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2024).

10.2

Fifth Amended and Restated Promissory Note between Superior Drilling Products, Inc. and Tronco Energy Corporation dated effective March 31, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2024).

10.3	Fifth Amended and Restated Loan Agreement between Superior Drilling Products, Inc. and Tronco Energy Corporation dated effective March 31, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2024).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Christopher D. Cashion.

32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for G. Troy Meier and Christopher D. Cashion.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Schema

101.CAL	Inline XBRL Calculation

101.DEF	Inline XBRL Definition

101.LAB	Inline XBRL Label

101.PRE	Inline XBRL Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR DRILLING PRODUCTS, INC.

May 14, 2024	By:	/s/ G. TROY MEIER
G. Troy Meier, Chief Executive Officer (Principal Executive Officer)

May 14, 2024	By:	/s/ CHRISTOPHER CASHION
Christopher Cashion, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

May 14, 2024	By:	/s/ ANNETTE MEIER
Annette Meier, President, Chief Operating Officer and Director

May 14, 2024	By:	/s/ JAMES LINES
James Lines, Director

May 14, 2024	By:	/s/ ROBERT IVERSEN
Robert Iversen, Director

May 14, 2024	By:	/s/ MICHAEL RONCA
Michael Ronca, Director

